Form 10-Q
period 1995-03-31
YORK WATER CO
filed 1995-05-10
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995          Commission File No. 0-690


                     THE YORK WATER COMPANY
       (Exact name of Registrant as specified in its Charter)

PENNSYLVANIA                                             23-1242500
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


130 East Market Street, York, Pennsylvania                    17401
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number including Area Code      717-845-3601


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    YES    X         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $10 par value            631,585 Shares outstanding
                                      as of March 31, 1995

                       THE YORK WATER COMPANY

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheet
                                            (Unaudited)
                                        As Of         As of
                                    Mar.31, 1995  Dec. 31, 1994

UTILITY PLANT, at original cost     $84,628,027    $83,642,650
Less-Reserve for depreciation        10,936,411     10,535,512
                                     73,691,616     73,107,138

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $51,480 in 1995 and $50,312 in 1994    428,995        430,162


CURRENT ASSETS:
Receivables, less reserves of $90,000
 in 1995 and in 1994                  2,112,829      2,211,288
Materials and supplies, at cost
 (first-in, first-out)                  244,159        298,356
Prepaid expenses                         50,250        111,278
Deferred income taxes                    63,187         64,877
                                      2,470,425      2,685,799

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,442,946      1,402,946
Deferred debt expense                   431,879        445,713
Deferred rate case expense              115,523        139,864
Notes receivable                      1,139,344      1,155,753
Deferred regulatory assets            6,980,756      6,885,508
Other                                   706,745        714,447
                                     10,817,193     10,744,231

                                    $87,408,229    $86,967,330

                       THE YORK WATER COMPANY
                            Balance Sheet
                                  (Unaudited)
                                      As Of         As Of
                                  Mar.31, 1995   Dec. 31, 1994
CAPITALIZATION
Common stock                       $ 6,315,845    $ 6,296,836
Capital surplus                     13,245,218     13,146,153
Earnings retained in the business    1,804,285      1,808,925
                                    21,365,348     21,251,914
LONG-TERM DEBT
6.25% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2000                     4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                            6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                            6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019 5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022 7,500,000      7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009           2,700,000      2,700,000
                                    32,000,000     32,000,000
CURRENT LIABILITIES
Short-term borrowings                1,324,000      1,302,000
Accounts payable                        55,978        891,034
Dividends payable                      465,566        464,295
Accrued taxes                          770,214        331,847
Advance water revenues                 186,246        169,110
Accrued interest                       501,690        680,240
Other accrued expenses               1,194,971        991,079
                                     4,498,665      4,829,605
DEFERRED CREDITS
Customers' advances for construction15,744,484     15,037,501
Contributions in aid of construction 4,375,345      4,375,345
Deferred income taxes                7,948,986      7,969,029
Deferred regulatory liabilities      1,475,401      1,503,936
                                    29,544,216     28,885,811

                                   $87,408,229    $86,967,330


                      THE YORK WATER COMPANY

                        Statements of Income

                                   (Unaudited)   (Unaudited)
                                   Three Months Ended March 31
                                      1995          1994

WATER OPERATING REVENUES
Residential                        $2,095,687   $1,984,738
Commercial and industrial           1,290,280    1,193,168
Other                                 309,041      282,269
                                    3,695,008    3,460,175
OPERATING EXPENSES
Operation and maintenance             754,120      786,081
Administrative and general            838,809      856,751
                                    1,592,929    1,642,832

Depreciation                          377,480      332,084
Taxes other than income taxes         249,537      243,122
Federal and state income taxes        329,654      264,715
                                    2,549,600    2,482,753

                 Operating Income   1,145,408      977,422

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term debt            693,175      734,237
Interest on interim bank loans         27,051        1,942
Allowance for funds used during
 construction                         (79,257)      (8,418)
Gain on sale of land                        -     (215,417)
Other income, net                     (57,635)    (138,652)
                                      583,334      373,692

                 Net Income        $  562,074   $  603,730

Earnings Per Share                      $0.89        $0.97

Cash Dividends Per Share                $0.90        $0.90

                                              THE YORK WATER COMPANY

                                             Statements of Cash Flows



                                                                  (Unaudited)         (Unaudited)
                                                                 Three Months        Three Months
                                                                     Ended               Ended
                                                                 March 31, 1995      March 31, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  562,074          $  603,730
Adjustments to reconcile net income to
 net cash provided by operating activities
Gain on sale of land                                                        -            (215,417)
Depreciation                                                          377,480             332,084
Provision for losses on accounts receivable                            22,500              22,500
(Decrease) increase in deferred income taxes
 (including regulatory assets and liabilities)                       (142,136)            165,762
Changes in assets and liabilities:
  Decrease in accounts receivable                                      75,959              17,497
  Decrease in materials and supplies                                   54,197              26,595
  Decrease in prepaid expenses                                         21,028              31,941
  Decrease in accounts payable, accrued expenses
   and other liabilities                                             (612,757)           (431,651)
  Increase (decrease) in accrued interest and taxes                   259,817             (88,730)
  Decrease in other assets                                             73,909              13,007
   Net cash provided by operating activities                          692,071             477,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of temporary investments                                       -              (8,072)
Maturities of temporary investments                                         -           1,007,310
Proceeds from the sale of land                                              -             249,000
Costs incurred relating to the sale of land                                 -             (33,583)
Construction expenditures                                            (988,823)           (365,885)
Customers' advances for construction and
 contributions in aid of construction                                 706,983             131,670
   Net cash (used in) provided by investing activities               (281,840)            980,440

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements            22,000            (452,000)
Issuance of common stock under dividend
 reinvestment plan                                                    100,995              97,016
Issuance of common stock under employee stock
 purchase plan                                                         17,079              14,685
Dividends paid                                                       (566,714)           (559,637)
Decrease in notes receivable                                           16,409               5,721
   Net cash (used in) financing activities                           (410,231)           (894,215)
Net increase in cash and cash equivalents                                   -             563,543
Cash and cash equivalents at beginning of period                            -              42,634

Cash and cash equivalents at end of period                         $        -          $  606,177


Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                             $  792,468          $  914,410
  Income taxes                                                         43,219             104,612

/TABLE

                       THE YORK WATER COMPANY

                Notes to Interim Financial Statements




1.  Interim Financial Information

   The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 1994.


2.  Earnings Per Share

   Earnings per share for the three months ended March 31, 1995 and 1994 were based on weighted average shares outstanding of 631,121 and 623,324, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations


Three Months Ended March 31, 1995 Compared with Three Months Ended March 31, 1994


Net income for the three months ended March 31, 1995 was $562,074, a decrease of $41,656 compared to the three months ended March 31, 1994.

Operating revenues for the three months ended March 31, 1995 increased $234,833 (6.8%) compared to the three months ended March 31, 1994. The revenue increase resulted primarily from an increase in rates of 3.7% approved by the Pennsylvania Public Utility Commission (PPUC) effective September 23, 1994 and an increase in the volume of water sold as a result of adding 1,104 customers since March 31, 1994.

Operation and maintenance expenses for the three months ended March 31, 1995 decreased $31,961 (4.1%) compared to the three months ended March 31, 1994 generally due to operation and maintenance expenses associated with the abnormal freezing weather which occurred during the three months ended March 31, 1994.

Interest on long-term debt for the three months ended March 31, 1995 decreased $41,062 (5.6%) compared to the three months ended
March 31, 1994. The decrease in interest on long-term debt is primarily related to the issuance of $2,700,000 4.75% Revenue
Refunding Bonds to replace a like amount of bonds with an interest rate of 7.0% during the first quarter of 1994.
During the three months
ended March 31, 1994, the Company had a gain on the sale of one parcel of land of $215,417 ($124,759 after tax).


Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on April 29, 1994 seeking a 6.7% increase in annual revenues. Effective September 23, 1994, the PPUC authorized an increase in rates designed to produce approximately $550,000 in additional annual revenues, an increase of 3.7%.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Liquidity and Capital Resources

During the first three months of 1995, the per capita volume of water sold did not significantly change compared to the first three months of 1994. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the three months ended March 31, 1995, the Company had $988,823 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan and short-term borrowings.

The Company anticipates annual construction expenditures for 1995 and 1996 of approximately $4,491,000 and $3,645,000, respectively. The Company plans to finance such expenditures with internally generated funds, customers' advances short-term borrowings and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

The Company anticipates that it will submit an application in the future with the PPUC proposing increases in rates to provide a fair rates of return on the capital expenditures associated with its 1995 and 1996 construction projects.

During three months ended March 31, 1995, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1995 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Customers' advances, borrowings against the Company's lines of credit and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan are used to satisfy the need for additional cash.

As of March 31,1995, current liabilities exceeded current assets by $2,028,240. As of December 31, 1994, current liabilities exceeded current assets by $2,143,806. Generally, the Company finances a portion of its construction expenditures with borrowings against its lines of credit until such borrowings reach an amount which would justify issuing long-term debt. Accordingly, current liabilities frequently exceed current assets on the Company's balance sheets.

Short-term borrowings from lines of credit as of March 31, 1995 and December 31, 1994 were $1,324,000 and $1,302,000, respectively.
The Company maintains lines of credit aggregating $10,000,000. Loans granted under these lines bear interest based on the prime or Libor rates. The Company is not required to maintain compensating balances on its lines of credit.

During the three months ended March 31, 1995, the Company's dividend payout ratios relative to net income and cash provided by operating activities were 100.1% and 81.9%, respectively. The
Company believes that these payout ratios are appropriate for the first quarter of 1995.

Shareholders investment as a percent of total capitalization was 40.0% as of March 31, 1995 compared with 39.9% as of December 31,
1994. This increase was the result of an increase in the amount of shareholder equity.

The Company like all other businesses is affected by inflation most notably by the continually increasing costs incurred to maintain and expand its service capacity. The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flows. The ability of the Company to recover this increased investment in facilities is dependent upon future revenue increases which are subject to approval by the PPUC.


Impact of Recent Accounting Pronouncements

There are no issued but not effective accounting pronouncements of the Financial Accounting Standards Board that would have a material impact on the Company's financial position or results of operations.

                       THE YORK WATER COMPANY


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         THE YORK WATER COMPANY




         /s/William T. Morris
         William T. Morris
         Principal Executive
         Officer

Date:  May 10, 1995




         /s/Jeffrey S. Osman
         Jeffrey S. Osman
         Principal Financial and
         Accounting Officer

Date:  May 10, 1995