Form 10-Q
period 1995-06-30
YORK WATER CO
filed 1995-07-31
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995           Commission File No. 0-690


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

    Common stock, $10 par value            633,498 Shares outstanding
                                      as of June 30, 1995

                     THE YORK WATER COMPANY

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheet
                                            (Unaudited)
                                        As Of         As of
                                    June 30,1995  Dec. 31, 1994

UTILITY PLANT, at original cost     $85,837,539    $83,642,650
Less-Reserve for depreciation        11,250,086     10,535,512
                                     74,587,453     73,107,138

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $52,648 in 1995 and $50,312 in 1994    427,827        430,162


CURRENT ASSETS:
Receivables, less reserves of $90,000
 in 1995 and in 1994                  2,214,631      2,211,288
Materials and supplies, at cost
 (first-in, first-out)                  263,629        298,356
Prepaid expenses                        123,147        111,278
Deferred income taxes                    61,377         64,877
                                      2,662,784      2,685,799

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,466,590      1,402,946
Deferred debt expense                   418,045        445,713
Deferred rate case expense               91,182        139,864
Notes receivable                      1,120,863      1,155,753
Deferred regulatory assets            6,643,407      6,885,508
Other                                   736,129        714,447
                                     10,476,216     10,744,231

                                    $88,154,280    $86,967,330

                     THE YORK WATER COMPANY
                            Balance Sheet
                                  (Unaudited)
                                      As Of         As Of
                                  June 30,1995   Dec. 31, 1994
CAPITALIZATION
Common stock                       $ 6,334,977    $ 6,296,836
Capital surplus                     13,345,155     13,146,153
Earnings retained in the business    1,809,699      1,808,925
                                    21,489,831     21,251,914
LONG-TERM DEBT
6.25% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2000                     4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                            6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                            6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019 5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022 7,500,000      7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009           2,700,000      2,700,000
                                    32,000,000     32,000,000
CURRENT LIABILITIES
Short-term borrowings                2,128,000      1,302,000
Accounts payable                       490,192        891,034
Dividends payable                      466,429        464,295
Accrued taxes                                -        331,847
Advance water revenues                 188,853        169,110
Accrued interest                       680,240        680,240
Other accrued expenses               1,245,861        991,079
                                     5,199,575      4,829,605
DEFERRED CREDITS
Customers' advances for construction15,867,883     15,037,501
Contributions in aid of construction 4,375,345      4,375,345
Deferred income taxes                7,777,952      7,969,029
Deferred regulatory liabilities      1,443,694      1,503,936
                                    29,464,874     28,885,811

                                   $88,154,280    $86,967,330
                                   THE YORK WATER COMPANY
                                    Statements of Income

                                      (Unaudited)              (Unaudited)
                                   Three Months Ended        Six Months Ended
                                        June 30                   June 30
                                   1995          1994        1995         1994
WATER OPERATING REVENUES
Residential                      $2,187,996  $2,044,380   $4,283,683  $4,029,118
Commercial and industrial         1,336,808   1,339,638    2,627,088   2,532,806
Other                               312,509     288,051      621,550     570,320
                                  3,837,313   3,672,069    7,532,321   7,132,244
OPERATING EXPENSES
Operation and maintenance           827,523     768,933    1,581,643   1,555,014
Administrative and general          833,521     804,994    1,672,330   1,661,745
                                  1,661,044   1,573,927    3,253,973   3,216,759

Depreciation                        377,479     385,393      754,959     717,477
Taxes other than income taxes       232,556     226,439      482,093     469,561
Federal and state income taxes      300,254     237,841      629,908     502,556
                                  2,571,333   2,423,600    5,120,933   4,906,353

            Operating Income      1,265,980   1,248,469    2,411,388   2,225,891

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term debt          693,175     712,300    1,386,350   1,446,537
Interest on short-term debt          37,361       1,154       64,412       3,096
Allowance for funds used during
 construction                        (6,128)    (15,292)     (85,385)    (23,710)
Gain on sale of land                      -           -            -    (215,417)
Other income, net                   (32,264)     41,532      (89,899)    (97,120)
                                    692,144     739,694    1,275,478   1,113,386

            Net Income           $  573,836  $  508,775   $1,135,910  $1,112,505

Earnings Per Share                    $0.91       $0.81        $1.80       $1.78
Cash Dividends Per Share              $0.90       $0.90        $1.80       $1.80
/TABLE

                                                         THE YORK WATER COMPANY
                                                        Statements of Cash Flows


                                                                  (Unaudited)         (Unaudited)
                                                                  Six Months          Six Months
                                                                     Ended               Ended
                                                                 June 30, 1995       June 30, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 1,135,910         $ 1,112,505
Adjustments to reconcile net income to
 net cash provided by operating activities
Gain on sale of land                                                        -            (215,417)
Depreciation                                                          754,959             717,477
Provision for losses on accounts receivable                            45,000              45,000
(Decrease) increase in deferred income taxes
 (including regulatory assets and liabilities)                         (5,718)            311,107
Changes in assets and liabilities:
  Increase in accounts receivable                                     (48,343)            (95,498)
  Increase in recoverable income taxes                                      -            (256,244)
  Decrease in materials and supplies                                   34,727              45,344
  Increase in prepaid expenses                                        (75,513)           (102,371)
  Decrease in accounts payable, accrued expenses
   and other liabilities                                             (124,183)           (417,528)
  Decrease in accrued interest and taxes                             (331,847)           (418,475)
  Decrease (increase) in other assets                                  98,534             (19,550)
   Net cash provided by operating activities                        1,483,526             706,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of temporary investments                                       -             (10,111)
Maturities of temporary investments                                         -           2,007,935
Proceeds from the sale of land                                              -             249,000
Costs incurred relating to the sale of land                                 -             (33,583)
Construction expenditures                                          (2,276,805)         (1,659,157)
Customers' advances for construction and
 contributions in aid of construction                                 830,382             274,377
   Net cash provided by investing activities                       (1,446,423)            828,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements           826,000            (452,000)
Issuance of common stock under dividend
 reinvestment plan                                                    202,454             196,328
Issuance of common stock under employee stock
 purchase plan                                                         34,689              30,491
Dividends paid                                                     (1,135,136)         (1,121,064)
Decrease in notes receivable                                           34,890              24,989
   Net cash (used in) financing activities                            (37,103)         (1,321,256)
Net increase in cash and cash equivalents                                   -             213,555
Cash and cash equivalents at beginning of period                            -              42,634

Cash and cash equivalents at end of period                        $         -         $   256,189


Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                            $ 1,307,093         $ 1,375,210
  Income taxes                                                        808,465             475,463

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


2.  Earnings Per Share

   Earnings per share for the three months ended March 31, 1995 and 1994 were based on weighted average shares outstanding of 632,090 and 624,338, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations


Three Months Ended June 30, 1995 Compared with Three Months Ended June 30, 1994

Net income for the three months ended June 30, 1995 was $573,836, an increase of $65,061 compared to the three months ended June 30, 1994.

Operating revenues for the three months ended June 30, 1995 increased $165,244 (4.5%) compared to the three months ended June 30, 1994. The revenue increase resulted primarily from an increase in rates of 3.7% approved by the Pennsylvania Public Utility Commission (PPUC) effective September 23, 1994 and an increase in the volume of water sold as a result of adding 1,209 customers since June 30, 1994.

Operation and maintenance expenses for the three months ended June 30, 1995 increased $58,590 (7.6%) compared to the three months ended March 31, 1994 primarily due to increased repair expenses associated with electric pumping equipment.

Administrative and general expenses for the three months ended June 30, 1995 increased $28,527 (3.5%) compared to the three months ended June 30, 1994 primarily due to an increase in regulatory commission expenses.

Federal and state income taxes for the three months ended June 30, 1995 increased $62,413 when compared to the three months ended June 30, 1994 principally as a result of an increase in taxable net income.

Interest on short-term debt for the three months ended June 30, 1995 increased $36,207 when compared to the three months ended June 30, 1994. The increase is due primarily to an increase in short-term debt outstanding during the three months ended June 30, 1995.

Six Months Ended June 30, 1995 Compared
with Six Months Ended June 30, 1994

Net income for the six months ended June 30, 1995 was $1,135,910, an increase of $23,405 (2.1%) compared to the six months ended June 30, 1994.

Operating revenues for the six months ended June 30, 1995 increased $400,077 (5.6%) compared to the six months ended June 30, 1994.
The revenue increase resulted primarily from an increase in rates of 3.7% approved by the PPUC effective September 23, 1994 and an increase in the volume of water sold as a result of adding 1,209 customers since June 30, 1994.

Depreciation expense for the six months ended June 30, 1995 increased $37,482 (5.2%) compared to the six months ended June 30, 1994 as a result of increased plant investment.

Federal and state income taxes for the six months ended June 30, 1995 increased $127,352 when compared to the six months ended June 30, 1994 principally as a result of an increase in taxable net income.

Interest on long-term debt for the six months ended June 30, 1995 decreased $60,187 (4.2%) compared to the six months ended June 30, 1994. The decrease in interest on long-term debt is primarily related to the issuance of $2,700,000 4.75% Revenue Refunding Bonds to replace a like amount of bonds with an interest rate of 7.0% in March of 1994.

Interest on short-term debt for the six months ended June 30, 1995 increased $61,316 when compared to the six months ended June 30, 1994. The increase is due primarily to an increase in short-term debt outstanding during the six months ended June 30, 1995.

Allowance for funds used during construction for the six months ended June 30, 1995 increased $61,675 when compared to the six months ended June 30, 1994. The increase was due to an increase in the Company's plant investment under construction during the six months ended June 30, 1995.

During the six months ended June 30, 1994, the Company had a gain on the sale of one parcel of land of $215,417 ($124,759 after tax).

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on April 29, 1994 seeking a $999,725 increase in annual revenues. Effective September 23, 1994, the PPUC authorized an increase in rates designed to produce approximately $550,000 in additional annual revenues, an increase of 3.7%.

Liquidity and Capital Resources

During the first six months of 1995, the per capita volume of water sold did not significantly change compared to the first six months of 1994. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the six months ended June 30, 1995, the Company had $2,276,805 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan and short-term borrowings.

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

During the six months ended June 30, 1995, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1995 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Customers' advances, borrowings against the Company's lines of credit and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan are used to satisfy the need for additional cash.

As of June 30, 1995, current liabilities exceeded current assets by $2,536,791. As of December 31, 1994, current liabilities exceeded current assets by $2,143,806. Generally, the Company finances a portion of its construction expenditures with borrowings against its lines of credit until such borrowings reach an amount which would justify issuing long-term debt. Accordingly, current liabilities frequently exceed current assets on the Company's balance sheets. Short-term borrowings from lines of credit as of June 30, 1995 were $2,128,000. The Company maintains lines of credit aggregating $10,000,000.

                       THE YORK WATER COMPANY
                     Part II - Other Information


Item 4.  Results of Votes of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 1, 1995 at the office of the Company, 130 East
Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

   (1)  To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

              Irvin S. Naylor William T. Morris Horace Keesey III

For election     457,856.898      456,363.050      457,636.951
Shares withheld    1,405.258        2,072.157        1,348.890

The following Directors' terms of office continued after the Annual
Meeting.

        Robert E. Skold           Josephine S. Appell
        Paul W. Ware              Frank Motter
        John L. Finlayson         George Hay Kain, III

   (2) To appoint KPMG Peat Marwick as independent accountants to audit the books and accounts of the Company for the year
        1995.

The actions taken by the Shareholders concerning the appointment of KPMG Peat Marwick as independent accountants are as follows:

        For Approval              457,176.539
        Against Approval            1,341.475
        Abstaining From Voting      1,143.344

                       THE YORK WATER COMPANY


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         THE YORK WATER COMPANY





         William T. Morris
         Principal Executive
         Officer

Date:  July 26, 1995





         Jeffrey S. Osman
         Principal Financial and
         Accounting Officer

Date:  July 26, 1995