Form 10-K
period 1995-12-31
YORK WATER CO
filed 1996-03-28
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995 Commission file number 0-690

                       THE YORK WATER COMPANY
       (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                      23-1242500
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)           Identification No.)

   130 EAST MARKET STREET, YORK, PENNSYLVANIA          17405
    (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (717) 845-3601


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
        Title of Each Class                 Which Registered

                None



Securities registered pursuant to Section 12(g) of the Act:

               COMMON STOCK, PAR VALUE $10 PER SHARE
                          (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X             NO

The aggregate market value of the Common Stock, par value $10 per share, held by nonaffiliates of the registrant (based on the bid price of such stock) on March 5, 1996 was $43,978,737.

As of March 5, 1996 there were 637,373 shares of Common Stock, par value $10 per share, outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 1996 Annual
Meeting of Shareholders are incorporated by reference into Part
III.
                               PART I

ITEM 1.   BUSINESS.


(a)  General development of business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

(b)  Financial information about industry segments.

The Company operates in only one segment, the impounding, purification and distribution of water.

(c)  Narrative description of business.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission (PPUC). Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, East Prospect, West York, Manchester, Mount Wolf, Jacobus, Loganville, Yorkana, New Salem, Hallam, Seven Valleys, Spring Grove, and portions of the Townships of Manchester, East Manchester, West Manchester, Springettsbury, Spring Garden, Springfield, York, North Codorus, Hellam, Windsor, Lower Windsor and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles. The Company's present average daily consumption is 19,380,000 gallons, and its present safe daily yield is 29,900,000 gallons.

The Company's service territory has an estimated population of 140,000. Industry of the area served is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning, barbells, etc. In the area served by the Company under the supervision of the PPUC there are no competitors.

The Company's business does not require large amounts of working capital and is not dependent upon any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 58%; commercial and industrial, 34%; other, 8%. The Company presently has 90 employees.

During the last five years ended in 1995, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

                   1995        1994         1993
Average daily
 consumption
 (gallons
 per day)      19,380,000   19,660,000  19,380,000
Miles of mains
 at year end          622          597         580
Distribution
 mains
 installed (ft.)   84,515       91,087      58,414
Number of
 customers         44,879       43,830      42,844
Population served 140,000      136,000     134,000

                   1992        1991
Average daily
 consumption
 (gallons
 per day)      18,453,000   19,420,000
Miles of mains
 at year end          570          562
Distribution
 mains
 installed (ft.)   41,771       58,611
Number of
 customers         42,198       41,650
Population served 133,000      132,000

During 1995, the per capita volume of water sold did not significantly change compared to 1994. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

ITEM 2.  PROPERTIES.

The accounting and executive offices of the Company are located in a two story brick and masonry building, containing approximately 14,480 square feet of floor space, at 130 East
Market Street, York, Pennsylvania.

The Company has two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south. The lower dam is constructed of compacted earth with a concrete core wall and is 660 feet long and 50 feet high and creates a reservoir covering approximately 220 acres containing about 1,150,000,000 gallons of water. About 800 acres surrounding the reservoir are planted with more than 1,200,000 evergreen trees to protect the area both from pollution and also from soil erosion which might otherwise fill the reservoir with silt. The upper dam is constructed of compacted earth and is 1,000 feet long and 50 feet high and creates a reservoir covering approximately 290 acres containing about 1,600,000,000 gallons of water. About 600 acres surrounding the reservoir are planted with grass to protect the area both from pollution and also from soil erosion which might otherwise fill the reservoir with silt.

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about 1,500 feet upstream from its confluence with the west branch of the Codorus Creek and about four miles downstream from the Company's lower impounding dam. The pumping station presently houses pumping equipment consisting of three electrically driven centrifugal pumps and two diesel-engine driven centrifugal pumps with a combined pumping capacity of 75,000,000 gallons per day. From here, raw water is pumped approximately two miles to the filtration plant through pipes located on a right-of-way owned by the Company.

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Since the average daily consumption in 1995 was 19,380,000 gallons, it can readily be seen that the present pumping and filtering facilities are adequate to meet the present demands.

Clear water reservoirs of the Company which are located in Spring
Garden Township adjacent to the filtration plant are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 15,140,000 gallons of clear water.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury
Township. There are two one-story concrete block buildings having 26,680 square feet of area.

The distribution system of the Company has approximately 622 miles of main water lines.

All of the Company's properties listed above are held in fee by the Company. There are no encumbrances.

In addition, the Company has entered into a "Joint Use and Park Management Agreement" dated December 29, 1976, and executed by The York Water Company and the County of York, Pennsylvania, whereby the Company has licensed to the County of York for fifty
(50) years for county park purposes for the benefit of the general public in York County the Company's present reservoir lands and waters referred to in the Agreement as approximately 1,175 acres including two lakes, all in Springfield and York Townships, York County, Pennsylvania.

York County has in return agreed thereby not to erect a dam upstream on the east branch of the Codorus Creek and to waive flood damages to the County's Spring Valley Tract of park lands if, as planned, the Company builds a third dam around the year 2020. The Company and its customers are thereby assured of a future reservoir site at reasonable expense.


ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.



                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS.

The information set forth under the caption "Security Market and Dividends" of the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

The information set forth under the caption "Highlights of Our
180th Year" of the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements set forth in the 1995 Annual
Report to Shareholders are incorporated herein by reference:

    Balance Sheets as of December 31, 1995 and 1994 Page 5 Statements of Income for Years Ended
        December 31, 1995, 1994 and 1993               Page  6
    Statements of Shareholders' Investment for
        Years Ended December 31, 1995, 1994 and 1993 Page 6 Statements of Cash Flows for Years Ended
        December 31, 1995, 1994 and 1993               Page  7
    Notes to Financial Statements                      Page  8
    Independent Auditors' Report                       Page 12

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 1995 Annual Report to Shareholders is not deemed to be filed as part of this report. Selected quarterly financial data are not presented because the Company does not meet the tests set forth in Item 302 (a)(5) of Regulation S-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure.


PART III


                 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Election of Directors" of the Proxy Statement issued pursuant to Regulation
14A for the Company's 1996 Annual Meeting of Shareholders to be held May 6, 1996 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1996 Annual Meeting of Shareholders to be held May 6, 1996 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1996 Annual Meeting of Shareholders to be held May 6, 1996 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1996 Annual Meeting of Shareholders to be held May 6, 1996 is incorporated herein by reference.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a) Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form
10-K.

  Schedule                 Schedule                  Page
   Number                 Description               Number

     II       Valuation and Qualifying Accounts        7

The report of the Company's independent auditors with respect to the financial statement schedule appears on page 6.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

The exhibits are set forth in the Index to Exhibits shown on pages 9, 10 and 11.

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                   INDEPENDENT AUDITORS' REPORT ON
                    FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Board of Directors of The York Water Company:

Under date of February 23, 1996, we reported on the balance sheets of The York Water Company as of December 31, 1995 and 1994, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. Those financial statements and our report thereon are incorporated by reference in this annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in
Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                  KPMG Peat Marwick LLP


Harrisburg, Pennsylvania
February 23, 1996

THE YORK WATER COMPANY

                                                     SCHEDULE II VALUATION AND QUA                              LIFYING ACCOUNTS

                                                     FOR THE THREE YEARS ENDED DEC                               EMBER 31, 1995



                                                               Additions Charged to

                                               Balance at                                     Balance
                                               Beginning   Costs and              Other                 at End
               Description                       of Year   Expenses              Accounts   Deductions  of Year

FOR THE YEAR ENDED DECEMBER 31, 1995:

     Reserve for uncollectible accounts         $90,000    $67,319   $  -        $67,319    $90,000


FOR THE YEAR ENDED DECEMBER 31, 1994:

     Reserve for uncollectible accounts         $90,000    $61,154   $  -        $61,154    $90,000


FOR THE YEAR ENDED DECEMBER 31, 1993:

     Reserve for uncollectible accounts         $58,000    $96,781   $  -        $64,781    $90,000

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE YORK WATER COMPANY
                                        (Registrant)


Dated:                          By: /s/ William T. Morris
                                        William T. Morris
                                President and Chief Executive
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William T. Morris       By: /s/ Jeffrey S. Osman
      William T. Morris                 Jeffrey S. Osman
    (Principal Executive and    (Principal Accounting Officer)
Financial Officer and Director)

Dated:                          Dated:


      Directors:                Date

By: /s/ Irvin S. Naylor
      Irvin S. Naylor
         (Chairman)

By: /s/ Horace Keesey III
      Horace Keesey III


By: /s/ Chloe Eichelberger
      Chloe Eichelberger


By: /s/ Paul W. Ware
      Paul W. Ware


By: /s/ John L. Finlayson
      John L. Finlayson


By: /s/ Josephine S. Appell
      Josephine S. Appell


By:
      Frank Motter


By: /s/ George Hay Kain, III
      George Hay Kain, III


By:
      Michael W. Gang


                                              Page Number of
Exhibit             Exhibit                    Incorporation
Number            Description                  By Reference

Articles of IncorporationIncorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's Form S-3
dated July 7, 1994.

     3.1By-LawsIncorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1991 Form
10-K.
     4.1
Optional Dividend
Reinvestment Plan
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as the
Company's Form S-3
dated November 20,
1982.
     4.41986 Public Offering of
Common Stock
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as the
Company's Form S-2
dated October 28,
1986.
     4.5
Employees' Stock Purchase
Plan Dated November 28, 1988
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's
Registration
Statement Form S-9
dated December
1988.
     4.6
Note Agreement Relative to
the $6,000,000 10.17% Senior
Notes, Series A and
$5,000,000 9.60% Senior
Notes, Series B dated January
2, 1989
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1989 Form
10-K.
     4.8
Note Agreement Relative to
the $6,500,000 10.05% Senior
Notes, Series C dated August
15, 1990
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1990 Form
10-K.
     4.10
1992 Public Offering of
Common Stock
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as the
Company's Form S-3
dated April 15,
1992.
     4.11
Note Agreement Relative to
the $7,500,000 8.43% Senior
Notes, Series D dated
December 15, 1992
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1992 Form
10-K.
     4.12
Fourth Supplemental
Acquisition, Financing and
Sale Agreement Relative to
the $2,700,000 4.75% Water
Facilities Revenue Refunding
Bonds dated February 1, 1994
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
commission as an
exhibit to the
Company's Quarterly
Report Form 10-Q
for the quarter
ended June 30,
1994.
     4.13Fifth Supplemental
Acquisition, Financing and
Sale Agreement Relative to
the $4,300,000 5% Water
Facilities Revenue Refunding
Bonds dated October 1, 1995
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's Quarterly
Report Form 10-Q
for the quarter
ended September 30,
1995.
     10.1
Articles of Agreement Between
The York Water Company and
Springettsbury Township
Relative to Extension of
Water Mains dated April 17,
1985
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1989 Form
10-K.
     10.2
Articles of Agreement Between
The York Water Company and
Windsor Township Relative to
Extension of Water Mains
dated February 9, 1989
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1989 Form
10-K.
     10.3
Articles of Agreement Between
The York Water Company and
Windsor Township, Yorkana
Borough, Modern Trash Removal
of York, Inc. and Lower
Windsor Township Relative to
Extension of Water Mains
dated July 18, 1989
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1989 Form
10-K.
     10.4
Articles of Agreement Between
The York Water Company and
North Codorus Township
Relative to Extension of
Water Mains dated September
20, 1989
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1990 Form
10-K.
     10.5
Articles of Agreement Between
The York Water Company and
York Township Relative to
Extension of Water Mains
dated December 29, 1989
Incorporated herein
by reference.
Filed previously
with the Securities
and Exchange
Commission as an
exhibit to the
Company's 1990 Form
10-K.

Common Shares Used in
Computing Earnings Per Share

1994 Annual Report to
Shareholders

Consent of Independent
Auditors

     28.1
Undertakings Incorporated by
Reference into Registration
Statement Form S-8 Dated
December, 1988

                              EXHIBIT 3



                       THE YORK WATER COMPANY

                      ARTICLES OF INCORPORATION


The Articles of Incorporation of the Company have been filed previously with the Securities and Exchange Commission as an exhibit to the Company's Form S-3 dated July 7, 1994 and are hereby incorporated by reference.



                             EXHIBIT 3.1


                       THE YORK WATER COMPANY

                              BY-LAWS


The By-Laws of the Company have been filed previously with the Securities and Exchange Commission on form 10-K, dated March 27,
1992 and are hereby incorporated by reference.



                             EXHIBIT 4.1


                       THE YORK WATER COMPANY

                 OPTIONAL DIVIDEND REINVESTMENT PLAN



The Optional Dividend Reinvestment Plan which became effective in December 1982 has been filed previously with the Securities and Exchange Commission on Form S-3, Registration Statement Under the Securities Act of 1933, dated November 20, 1982 and is hereby incorporated by reference.


                             EXHIBIT 4.4


                       THE YORK WATER COMPANY

                1986 PUBLIC OFFERING OF COMMON STOCK


The 1986 Public Offering of Common Stock has been filed previously with the Securities and Exchange Commission as the Company's Form S-2 dated October 28, 1986 and is hereby incorporated by reference.



                             EXHIBIT 4.5


                       THE YORK WATER COMPANY

                   EMPLOYEES' STOCK PURCHASE PLAN


The Employees' Stock Purchase plan dated November 28, 1988 has been filed previously with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement Form S-8 dated December, 1988 and is hereby incorporated by reference.



                             EXHIBIT 4.6


                       THE YORK WATER COMPANY

         SENIOR NOTES, SERIES A AND SERIES B NOTE AGREEMENT


The Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989 has been filed previously with the Securities and Exchange Commission on Form 10-K dated March 26, 1990, and is hereby incorporated by reference.



                             EXHIBIT 4.8


                       THE YORK WATER COMPANY

                SENIOR NOTES, SERIES C NOTE AGREEMENT


The Note Agreement relative to the $6,500,000 10.05% Senior
Notes, Series C dated August 15, 1990 has been filed previously with the Securities and Exchange Commission on Form 10-K, dated
March 25, 1991 and is hereby incorporated by reference.



                            EXHIBIT 4.10


                       THE YORK WATER COMPANY

                1992 PUBLIC OFFERING OF COMMON STOCK


The 1992 Public Offering of Common Stock has been filed previously with the Securities and Exchange Commission as the Company's Form S-3 dated April 15, 1992 and is hereby incorporated by reference.



                            EXHIBIT 4.11


                       THE YORK WATER COMPANY

                SENIOR NOTES, SERIES D NOTE AGREEMENT


The Note agreement relative to the $7,500,000 8.43% Senior Notes,
Series D dated December 18, 1992 has been filed previously with the Securities and Exchange Commission on Form 10-K, dated March
29, 1993 and is hereby incorporated by reference.



                            EXHIBIT 4.12


                       THE YORK WATER COMPANY

      4.75% WATER FACILITIES REVENUE REFUNDING BONDS AGREEMENT


The Fourth Supplemental Acquisition, Financing and Sale Agreement relative to the $2,700,000 4.75% Water Facilities Revenue
Refunding Bonds dated February 1, 1994 has been filed previously with the Securities and Exchange Commission on Form 10-Q, dated
July 27, 1994, and is hereby incorporated by reference.



                            EXHIBIT 10.1


                       THE YORK WATER COMPANY

            SPRINGETTSBURY TOWNSHIP ARTICLES OF AGREEMENT


The Articles of Agreement between The York Water Company and
Springettsbury Township relative to extension of water mains dated April 17, 1985 has been filed previously with the Securities and Exchange Commission on form 10-K, dated March 26,
1990 and is hereby incorporated by reference.



                            EXHIBIT 10.2


                       THE YORK WATER COMPANY

               WINDSOR TOWNSHIP ARTICLES OF AGREEMENT


The Articles of Agreement between The York Water Company and Windsor Township relative to extension of water mains dated February 9, 1989 has been filed previously with the Securities and Exchange Commission on Form 10-K dated March 26, 1990 and is hereby incorporated by reference.


                            EXHIBIT 10.3


                       THE YORK WATER COMPANY

    WINDSOR TOWNSHIP, YORKANA BOROUGH, MODERN TRASH REMOVAL, INC.
          AND LOWER WINDSOR TOWNSHIP ARTICLES OF AGREEMENT


The Articles of Agreement between The York Water Company and Windsor Township, Yorkana Borough, Modern Trash Removal, Inc. and Lower Windsor Township relative to extension of water mains dated July 18, 1989 has been filed previously with the Securities and Exchange Commission on Form 10-K dated March 26, 1990 and is hereby incorporated by reference.


                            EXHIBIT 10.4


                       THE YORK WATER COMPANY

            NORTH CODORUS TOWNSHIP ARTICLES OF AGREEMENT


The Articles of Agreement between The York Water company and North Codorus Township relative to extension of water mains dated September 20, 1989 has been filed previously with the Securities and Exchange Commission on Form 10-K, dated March 25, 1991 and is hereby incorporated by reference.


                            EXHIBIT 10.5


                       THE YORK WATER COMPANY

                 YORK TOWNSHIP ARTICLES OF AGREEMENT


The Articles of Agreement between The York Water Company and York Township relative to extension of water mains dated December 29, 1989 has been filed previously with the Securities and Exchange Commission on Form 10-K, dated March 25, 1991 and is hereby incorporated by reference.



                             EXHIBIT 11



                       THE YORK WATER COMPANY

                       COMMON SHARES USED IN
                         COMPUTING EARNINGS
                             PER SHARE



                  1995       1994      1993      1992      1991

Common shares
outstanding,
beginning of
the year         629,684    621,817   613,889  551,243   543,968

Weighted average
shares issued in
connection with 1992
stock subscription     -        -         -     29,774       -

Weighted average
shares issued in
connection with the
Employee Stock
Purchase Plan        430        406       398      399       537

Weighted average
shares issued in
connection with the
Optional Dividend
Reinvestment Plan  2,481      2,620     2,617    2,526     2,766

                 632,595    624,843   616,904  583,942   547,271



                             EXHIBIT 13


                       THE YORK WATER COMPANY

                 1995 ANNUAL REPORT TO SHAREHOLDERS


The York Water Company's 1995 Annual Report to Shareholders is attached hereto.


The York Water Company
Highlights of Our 180th Year

Summary of Operations For The Year    1995        1994         1993
  Water operating revenue         $15,449,296  $14,755,707 $14,201,756
  Operating expenses                9,119,832    8,881,499   8,591,315
  Income taxes                      1,419,907    1,055,448   1,285,799
  Operating income                  4,909,557    4,818,760   4,324,642
  Interest expense                  2,738,846    2,720,535   3,045,872
  Gain on sale of land                      -      215,417     842,002
  Other income, net                   141,536      131,036     430,111
  Net income                        2,312,247    2,444,678   2,550,883
Per Share of Common Stock
  Book value                           $34.16      $33.75       $33.12
  Net income                             3.66        3.91         4.13
  Dividends <F1>                         3.60        3.60         3.60
  Number of shares outstanding
    at year-end                       637,374      629,684     621,817
Utility Plant
  Original cost                   $88,710,279  $83,642,650 $77,241,368
  Construction expenditures         5,256,959    6,629,903   6,040,584

Other
  Total assets                    $90,459,706  $86,967,330 $84,738,162
  Long-term debt                   32,000,000   32,000,000  32,000,000

Summary of Operations For The Year    1992          1991
 Water operating revenue           13,216,692   13,021,354
 Operating expenses                 7,932,765    7,723,259
 Income taxes                         765,278      931,408
 Operating income                   4,518,649    4,366,687
 Interest income                    2,609,708    2,619,323
 Gain on sale of land                       -            -
 Other income, net                    259,177      279,004
 Net income                         2,168,118    2,026,368

Per Share of Common Stock
 Book value                            $32.31       $30.29
 Net income                              3.71         3.70
 Dividends <F1>                          3.68         3.68
 Number of shares outstanding
  at year-end                         613,889      551,243

Utility Plant
 Original cost                    $71,624,043  $69,108,568
 Construction expenditures          2,777,903    3,568,214

Other
 Total assets                     $80,330,004  $69,613,666
 Long-term debt                    34,966,327   29,531,111

<F1> Cash dividends per share reflect dividends declared on shares outstanding at each dividend date.
For Management's Discussion and Analysis of Financial Condition and Results of Operations, Please Refer to Page 3.
To Our Shareholders:


It was a pleasure to meet so many of you on December 5, 1995 when we celebrated: the Company's 180th anniversary; the issuance of the 500th consecutive dividend; and the restoration of our magnificent main office ceiling. For those who were unable to attend the celebration, we have bound a copy of the brochure describing the ceiling into this annual report.

Although we haven't done as well as we would have liked with respect to our net income and resultant earnings, 1995 was another active year for your Company.

Operating revenue for 1995 increased 4.7% over those in 1994. This increase was primarily the result of a 3.7% increase in rates approved by the Pennsylvania Public Utility Commission effective September 23, 1994. Unfortunately, the addition of over 1000 customers was not reflected by a corresponding increase in the company's total consumption. Industrial-Commercial 1995 consumption was down 4.5% over that recorded in 1994; in fact, the Company's top 25 customers recorded a 6.9% drop. This drop is attributable in part to the Company's conservation educational efforts, more recycling by industry and a cut back in the area's industrial diversity.

The flatness in our operating revenues and the increase in all expenses resulted in the decrease in the Company's net income.
These factors are now being evaluated with respect to the possibility of applying for a modest rate increase.

The Company's 1995 major activities included: a new 1.0 million gallon standpipe for the Loganville re-pump system; the acquisition of the Nashville and East Prospect Borough distribution systems; the negotiation and approval by the PAPUC and PADEP of an agreement to sell bulk water to Glen Rock Borough; the installation of a caustic feed system to improve water quality; and the restoration of our main office ceiling.

To take advantage of the lower interest rates, we issued 5% $4,300,000 Industrial Revenue Refunding Bonds due 2010. The 5% bonds were used to redeem the outstanding 6.25% bonds that were issued in 1991. This action resulted in an annual interest savings of approximately $54,000.

The Company's dividend reinvestment and employee stock purchase plans continue to be attractive to the Company's shareholders and employees. In 1995 a total of 7691 shares were purchased which raised $484,796 in additional capital.

The Company's 1996 planned activities include: the acquisition of the Jefferson Borough water distribution system; the finalization of the Glen Rock bulk water project; a rate increase request filing; and, the acquisition of funds to retire the company's short term debt and to finance the Company's 1996-97 construction.

Under the Company's mandatory Director's retirement policy, Robert E. Skold has retired from the Board of Directors after 20 years of service. Mr. Skold served the Board in various capacities and was the Company's Secretary-Treasurer at his retirement. Mr. Skold was not only an active participant in Company matters, but was also an excellent source of advice and counsel to me personally. Fortunately, we will not lose his valued counsel since the Board of Directors saw fit to elect him Director Emeritus.

As a result of Mr. Skold's retirement, the Board of Directors reorganized the Company and elevated the previously designated Managers to Vice Presidents and elected Jeffrey S. Osman to Secretary-Treasurer as well as Vice-President-Finance. Additionally, Lois L. Shultz was elected Assistant Secretary-Treasurer and Horace Keesey III was elected Vice-Chairman.

In closing, on behalf of the Board of Directors, I would like to extend my appreciation to our dedicated, hardworking employees who consistently go above and beyond the call of duty to bring "that good York water" into the homes and businesses of our customers with high levels of quality and service. It is their efforts that give our Company a well-earned reputation for excellence throughout the communities we serve.

Respectfully submitted,



William T. Morris, P.E.
President and Chief Executive Officer

The York Water Company
Description of Business

   The business of The York Water Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania, and is subject to regulation by the Pennsylvania Public Utility Commission (PPUC). Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, West York, Manchester, Mount Wolf, New Salem, Hallam, Jacobus, Loganville, Yorkana, Seven Valleys, East Prospect, Spring Grove and portions of the Townships of Manchester, East Manchester, West Manchester, North Codorus, Springettsbury, Spring Garden, Springfield, York, Hellam, Windsor, Lower Windsor and Jackson. The Company's service territory has an estimated population of 140,000. Industry of the area served is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning, barbells, etc. The Company's present average daily consumption is 19,380,000 gallons, and its present safe daily yield is 29,900,000 gallons.
   In the area served by the Company under the supervision of the PPUC there are no competitors. During the five years ended in 1995, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

                            1995         1994        1993         1992        1991
Average daily
consumption (gallons
per day)                 19,380,000   19,660,000  19,380,000   18,453,000  19,420,000
Miles of mains at
year-end                        622          597         580          570         562
Distribution mains
 installed (ft.)             84,515       91,087      58,414       41,771      58,611
Number of customers          44,879       43,830      42,844       42,198      41,650
Population served           140,000      136,000     134,000      133,000     132,000

Operating revenue in 1995 is derived from the following sources and in the following percentages: Residential 58%; commercial and industrial, 34%; other, 8%.

Security Market and Dividends
Securities of The York Water Company are traded over-the-counter.
Quarterly price ranges and cash dividends per share for the last two years follow:

                         1995                             1994
                  HIGH   LOW     DIVIDEND<F1>      HIGH   LOW    DIVIDEND<F1>

1st Quarter       $64.5  $63     $.90              $58    $58     $.90
2nd Quarter        64.5   64.25   .90               59.5   58      .90
3rd Quarter        65.25  64.25   .90               61     59.5    .90
4th Quarter        67.5   64.25   .90               63     61      .90

<F1> Cash dividends per share reflect dividends declared on
shares outstanding at each dividend date.
(Refer to Note 4 to the Financial Statements for a description of the restriction on the declaration and payment of cash dividends.)

Prices are bid prices quoted from local newspapers.
Shareholders of record as of December 31, 1995 were 1,217.

THE COMPANY WILL PROVIDE TO SHAREHOLDERS OF RECORD, AND/OR
BENEFICIAL OWNERS, UPON WRITTEN REQUEST, WITHOUT CHARGE, A COPY
OF FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR 1995.

Requests Should Be Made To:
    LOIS L. SHULTZ - ASSISTANT SECRETARY
    THE YORK WATER COMPANY
    BOX 15089, YORK, PA 17405
The York Water Company

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

1995 Compared with 1994
     Water operating revenues for 1995 increased $693,589 or 4.7% over 1994. The increase resulted primarily from an increase in rates of 3.7% approved by the Pennsylvania Public Utility
Commission (PPUC) effective September 23, 1994.
     Operating expenses, exclusive of depreciation and taxes, for 1995 increased $126,231 or 1.9%. The expense increase was generally due to increases in maintenance of utility plant.
     Depreciation expense for 1995 increased $78,575 or 5.5% over 1994 as a result of increased plant investment.
     Federal and state income taxes for 1995 increased $364,459 or 34.5% when compared to 1994 principally as a result of an increase in taxable income and an increase in deferred income tax expense resulting from a reduction in deferred tax assets by recognizing a 2% decline in the state income tax rate.
     Interest on long-term debt for 1995 decreased $43,166 or 1.5%. The decrease was related to the issuance of $2,700,000 4.75%
Revenue Refunding Bonds to replace a like amount of bonds with an interest rate of 7.0% during the first quarter of 1994 and the issuance of $4,300,000 5% Revenue Refunding Bonds to replace a like amount of bonds with an interest rate of 6.25% during the fourth quarter of 1995.
     Interest on short-term debt for 1995 increased $153,498 when compared to 1994. The increase is due primarily to an increase in short-term debt outstanding during 1995. The average short-term debt outstanding in 1995 and 1994 was $2,312,964 and $312,304, respectively. The increase in short-term debt was used to fund construction expenditures.
     Allowance for funds used during construction for 1995 increased $92,021 or 68.5% when compared to 1994. The increase was due to an increase in the Company's plant investment under construction during 1995.

1994 Compared with 1993
     Water operating revenues for 1994 increased $553,951 or 3.9% over 1993. The increase resulted primarily from an increase in rates of 3.7% approved by the PPUC effective September 23, 1994 and an increase in the volume of water sold as a result of adding 986 customers during 1994.
     Operating expenses, exclusive of depreciation and taxes, for 1994 increased $136,734 or 2.1%. The expense increase was generally due to increases in power purchased relating to the volume of water sold and increased repairs of utility plant.
     Depreciation expense for 1994 increased $156,220 or 12.3% over 1993 as a result of increased plant investment.
     Federal and state income taxes for 1994 decreased $230,351 or 17.9% when compared to 1993 principally as a result of a decrease in nonoperating income, as discussed below. The reduction of nonoperating income increased the relative benefit of permanent differences and resulted in a decrease in the effective tax rate in 1994 from 33.5% to 30.2%.
     Interest on long-term debt for 1994 decreased $283,854 or 9.1%. The decrease was related to the repayment of long-term debt in December 1993 and the issuance of $2,700,000 4.75% Revenue
Refunding Bonds to replace a like amount of bonds with an interest rate of 7.0% during the first quarter of 1994.
     Interest on short-term debt for 1994 increased $19,327 when compared to 1993. The increase is due primarily to an increase in short-term debt outstanding during 1994. The average short-term debt outstanding in 1994 and 1993 was $312,304 and $46,518, respectively.
     Allowance for funds used during construction for 1994 increased $60,810 or 82.8% when compared to 1993. The increase was due to an increase in the Company's plant investment under construction during 1994.
     During 1994, the Company had a gain on sale of one parcel of land of $215,417 ($125,128 after tax).
     Other income, net for 1994 decreased $299,075 when compared to 1993. The decrease is primarily the result of a decrease in interest income on a lower average balance of temporary investments during 1994. Temporary investments as of December
31, 1993 represented amounts remaining from the Company's issuance of Senior Notes in December 1992. During 1994, the remainder of these proceeds was used to fund capital improvement projects. There were no temporary investments as of December 31, 1994.

Rate Developments
     Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on April 29, 1994, seeking a 6.7% increase in annual revenues. Effective September 23, 1994, the PPUC authorized an increase in rates designed to produce approximately $550,000 in additional annual operating revenues, an increase of 3.7%.

Liquidity and Capital Resources
     During 1995, the per capita volume of water sold did not significantly change compared to 1994. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.
     During 1995, the Company had $5,256,959 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.
     The Company anticipates construction expenditures for 1996 and 1997 of approximately $5,457,000 and $3,662,000, respectively.
The Company plans to finance such expenditures with a common stock subscription, internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.
     The Company anticipates that it will submit an application in the future with the PPUC proposing increases in rates to provide a fair rate of return on the capital expenditures associated with its 1996 and 1997 construction projects.
     During 1995, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during 1996 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, a common stock subscription and customers' advances are used to satisfy the need for additional cash.
     As of December 31, 1995, current liabilities exceeded current assets by $3,986,903. As of December 31, 1994, current liabilities exceeded current assets by $2,143,806. Generally, the Company finances a portion of its construction expenditures with borrowings against its lines of credit until such borrowings reach an amount which would justify issuing long-term debt. Accordingly, current liabilities frequently exceed current assets on the Company's balance sheets. Short-term borrowings from lines of credit as of December 31, 1995 and 1994 were $4,164,000 and $1,302,000, respectively. The Company maintains lines of credit aggregating $11,000,000. Loans granted under these lines of credit bear interest based on the prime or LIBOR rates. The Company is not required to maintain compensating balances on its lines of credit.
    During 1995, the Company's dividend payout ratios relative to net income and cash provided by operating activities were 98.4% and 75.9%, respectively. The Company believes that these payout ratios are appropriate.
    Shareholders' investment as a percent of total capitalization was 40.5% as of December 31, 1995 compared with 39.9% as of December 31, 1994. This increase was the result of an increase in the amount of shareholder equity.
    The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs incurred to maintain and expand its service capacity. The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flows. The ability of the Company to recover this increased investment in facilities is dependent upon future revenue increases, which are subject to approval by the PPUC.

Impact of Recent Accounting Pronouncements
    The adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and No. 123, "Accounting for Stock-Based Compensation," during fiscal 1996 are not expected to have a material effect on the Company's financial position.


Balance Sheets
                                            December 31
Assets                                    1995        1994
UTILITY PLANT, at original cost. . . .$88,710,279  $83,642,650
Less-Reserve for depreciation. . . . . 11,890,730   10,535,512
                                       76,819,549   73,107,138

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
55,291in 1995 and $50,312 in 1994. . .    426,180      430,162

CURRENT ASSETS:
Receivables, less reserves of
 $90,000 in 1995 and in 1994 . . . . .  2,443,129    2,211,288
Recoverable income taxes . . . . . . .     96,123            -
Materials and supplies, at cost  . . .    299,637      298,356
Prepaid expenses . . . . . . . . . . .    115,392      111,278
Deferred income taxes (Note 3) . . . .     61,377       64,877
                                        3,015,658    2,685,799
OTHER LONG-TERM ASSETS:
Prepaid pension cost (Note 6). . . . .  1,530,238    1,402,946
Deferred debt expense. . . . . . . . .    495,594      445,713
Deferred rate case expense . . . . . .     42,499      139,864
Notes receivable (Note 7). . . . . . .  1,046,118    1,155,753
Deferred regulatory assets (Note 3). .  6,302,127    6,885,508
Other. . . . . . . . . . . . . . . . .    781,743      714,447
                                       10,198,319   10,744,231
                                      $90,459,706  $86,967,330


Capitalization and Liabilities
CAPITALIZATION:
Common stock, par value $10 per share,
 authorized 1,000,000 shares,
 outstanding 637,374 shares in 1995
 and 629,684 shares in 1994 (Note 5) .$ 6,373,743  $ 6,296,836
Capital surplus. . . . . . . . . . . . 13,554,042   13,146,153
Earnings retained in the business. . .  1,843,982    1,808,925
                                       21,771,767   21,251,914

Long-term debt (Note 4). . . . . . . . 32,000,000   32,000,000
                                       53,771,767   53,251,914
CURRENT LIABILITIES:
Short-term borrowings (Note 4) . . . .  4,164,000    1,302,000
Accounts payable.. . . . . . . . . . .    342,610      891,034
Dividends payable. . . . . . . . . . .    468,053      464,295
Accrued taxes. . . . . . . . . . . . .     34,833      331,847
Advance water revenues . . . . . . . .    183,398      169,110
Accrued interest . . . . . . . . . . .    697,261      680,240
Other accrued expenses . . . . . . . .  1,112,406      991,079
                                        7,002,561    4,829,605
DEFERRED CREDITS:
Customers' advances for construction
 (Note 7). . . . . . . . . . . . . . . 15,913,616   15,037,501
Contributions in aid of construction .  4,576,923    4,375,345
Deferred income taxes (Note 3) . . . .  7,753,441    7,969,029
Deferred regulatory liabilities
 (Note 3). . . . . . . . . . . . . . .  1,441,398    1,503,936
                                       29,685,378   28,885,811
                                      $90,459,706  $86,967,330

The accompanying notes are an integral part of these statements.

         Statements of Income                   Year Ended December 31
                                         1995           1994           1993
WATER OPERATING REVENUES:
Residential                           $ 8,895,601    $ 8,271,510    $ 8,080,582
Commercial and industrial               5,292,109      5,313,765      4,990,704
Other                                   1,261,586      1,170,432      1,130,470
                                       15,449,296     14,755,707     14,201,756
OPERATING EXPENSES:
Operation and maintenance.              3,467,540      3,277,641      3,069,746
Administrative and general              3,187,771      3,251,439      3,322,600
                                        6,655,311      6,529,080      6,392,346
Depreciation                            1,509,918      1,431,343      1,275,123
Taxes other than income taxes             954,603        921,076        923,846
Federal and state inc taxes (Note 3)    1,419,907      1,055,448      1,285,799
                                       10,539,739      9,936,947      9,877,114
       Operating income                 4,909,557      4,818,760      4,324,642
INTEREST EXPENSE AND OTHER INCOME:
Interest on long-term debt (Note 4)     2,789,721      2,832,887      3,116,741
Interest on short-term debt (Note 4)      175,424         21,926          2,599
Allowance for funds used during const    (226,299)      (134,278)       (73,468)
Gain on sale of land                            -       (215,417)      (842,002)
Other income, net                        (141,536)      (131,036)      (430,111)
                                        2,597,310      2,374,082      1,773,759
       Net income                     $ 2,312,247    $ 2,444,678    $ 2,550,883
Earnings per share (Note 5)                 $3.66          $3.91          $4.13

Statements of Shareholders' Investment
                                                                      Earnings
                                                                      Retained
                                         Common        Capital         In The
                                          Stock        Surplus         Business

Balance, January 1, 1993               $6,138,888    $12,409,884     $1,283,326
  Net income                                    -              -      2,550,883
  Cash dividends ($3.60 per share)              -              -     (2,220,683)
  Issuance of common stock under dividend
  reinvestment plan                        68,573        307,548               -
  Issuance of common stock under employee
  stock purchase plan                      10,710         48,311               -
Balance, December 31, 1993              6,218,171     12,765,743      1,613,526
  Net income                                    -              -      2,444,678
  Cash dividends ($3.60 per share)              -              -     (2,249,279)
  Issuance of common stock under dividend
  reinvestment plan                        67,965        328,644               -
  Issuance of common stock under employee
  stock purchase plan                      10,700         51,766               -
Balance, December 31, 1994              6,296,836     13,146,153      1,808,925
  Net income                                    -              -      2,312,247
  Cash dividends ($3.60 per share)              -              -     (2,277,190)
  Issuance of common stock under dividend
  reinvestment plan                        64,927        344,255               -
  Issuance of common stock under employee
  stock purchase plan                      11,980         63,634
Balance, December 31, 1995             $6,373,743    $13,554,042     $1,843,982

The accompanying notes are an integral part of these statements.

Statements of Cash Flows
                                                 Year Ended December 31
                                              1995        1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $ 2,312,247 $ 2,444,678    $ 2,550,883
Adjustments to reconcile net income to
 net cash provided by oper activities
Gain on sale of land                               -    (215,417)      (842,002)
Depreciation . . . . . . . . . . . . . .   1,509,918   1,431,343      1,275,123
Provision for losses on accts receivable      67,319      61,154         96,781
Increase (decrease) in deferred inc taxes
(including regulatory  assets and liab)      308,755       8,171      (139,897)
Changes in assets and liabilities:
  Increase in accounts receivable. . . .    (299,160)   (113,019)      (114,653)
  Increase in recoverable income taxes .     (96,123)          -              -
  Increase in materials and supplies . .      (1,281)    (38,220)       (11,342)
  Increase in prepaid expenses and prepaid
   pension costs . . . . . . . . . . . .    (131,406)   (116,466)       (59,234)
  (Decrease) increase in accounts payable,
   accrued expenses and
   other liabilities . . . . . . . . . .    (409,051)    384,364        518,860
  (Decrease) increase in accrued interest
   and taxes . . . . . . . . . . . . . .    (279,993)     34,818        264,195
  Decrease (increase) in other assets. .      18,800    (127,204)       134,256

  Net Cash Provided by Oper Activities .   3,000,025   3,754,202      3,672,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of temporary investments. .           -     (10,111)    (5,313,296)
Maturities of temporary investments. . .           -   2,007,935     12,363,267
Proceeds from the sale of land . . . . .           -     249,000        977,000
Costs incurred related to the sale of land         -     (33,583)      (134,998)
Construction expenditures. . . . . . . .  (5,256,959) (6,629,903)    (6,040,584)
Customers' advances for construction and
 contributions in aid of construction. .   1,077,693   1,436,122        923,534
  Net Cash (Used in) Provided by
  Investing Activities . . . . . . . . .  (4,179,266) (2,980,540)     2,774,923

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit
 agreements. . . . . . . . . . . . . . .   2,862,000     850,000        452,000
Repayment of long-term debt. . . . . . .           -           -     (5,069,266)
Issuance of common stock under dividend
 reinvestment plan . . . . . . . . . . .     409,182     396,609        376,121
Issuance of common stock under employee
 stock purchase plan . . . . . . . . . .      75,614      62,466         59,021
Dividends paid . . . . . . . . . . . . .  (2,277,190) (2,249,279)    (2,220,683)
Decrease (increase) in notes receivable.     109,635     123,908         (2,452)

  Net Cash (Used in) Provided by
  Financing Activities . . . . . . . . .   1,179,241    (816,296)    (6,405,259)

Net (decrease) increase in cash and cash
 equivalents . . . . . . . . . . . . . .           -     (42,634)        42,634
Cash and cash equivalents at beginning
 of year                                           -      42,634              -

Cash and cash equivalents at end of year $         -  $        -     $   42,634

Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest, net of amounts capitalized .  $2,552,529  $2,662,806     $2,984,232
  Income taxes . . . . . . . . . . . . .   1,488,488     979,366      1,246,498
Supplemental disclosure of non-cash investing
 and financing activities:
In 1994, the Company offset notes receivable
 in the amount of $1,395,776 against the
 related advances for construction.  See Note 7.
The accompanying notes are an intregal part of these statements.

Notes to Financial Statements

l. Accounting Policies
   The business of The York Water Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania, and is subject to regulation by the PPUC.
   The following summarizes the significant accounting policies employed by The York Water Company.

Depreciation, Amortization, Maintenance and Repairs-
   The straight-line remaining life method is used to compute depreciation on utility plant. The effective rate of depreciation was 2.42% in 1995, 2.45% in 1994 and 2.26% in 1993
on average utility plant, net of customers' advances and contributions. Larger depreciation provisions are deducted for tax purposes.
   Annual provisions for depreciation of transportation and mechanical equipment included in utility plant are computed on a straight-line basis over the estimated service lives. Such provisions are charged to clearing accounts and apportioned therefrom to operating expenses and other accounts in accordance with the Uniform System of Accounts as prescribed by the PPUC.
   The Company charges to maintenance expense the cost of repairs and replacements and renewals of less than units of property. Maintenance of transportation equipment is charged to clearing accounts and apportioned therefrom in a manner similar to depreciation. The cost of replacements, renewals and betterments of units of property is capitalized to the utility plant accounts.
   Upon normal retirement of depreciable property, the estimated or actual cost of the asset is credited to the utility plant account, and such amounts, together with the cost of removal less salvage, is charged to the reserve for depreciation. Gains or losses from abnormal retirements are reflected in income currently.

Deferred Charges-
   Deferred debt expense is amortized on a straight-line basis over the term of the related debt.
   Deferred rate case expense is amortized over twenty months as specified by the PPUC for rate-making purposes.

Revenues-
   Revenues include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the latest meter reading to the end of the accounting period.

Customers' Advances for Construction-
   Advances are received from customers for construction of utility plant and are refundable as operating revenues are earned and any notes receivable have been paid after the completion of construction (see also Note 7). After all refunds to which the customer is entitled are made, any remaining balance is transferred to contributions in aid of construction.

Contributions in Aid of Construction-
   Contributions in aid of construction include direct contributions and the portion of customers' advances for construction which become nonrefundable. Transfers to other accounts may not be made without approval of the PPUC.

Income Taxes-
   Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
   The adoption of SFAS No. 109 did not result in a cumulative effect adjustment to the statement of income for the twelve months ended December 31, 1993. Certain adjustments to deferred income taxes are offset by recording regulatory assets and liabilities. These regulatory assets and liabilities will be settled through the regulatory process. Adjustments recorded as a result of SFAS No. 109 do not affect cash. Accordingly, these adjustments have no impact on the Company's statements of cash flows.
   Amounts equivalent to investment tax credits claimed for tax purposes are deferred in the accounts and are being amortized to income generally over the life of the related property.

Allowance for Funds Used During Construction-
   Allowance for funds used during construction (AFUDC) represents the cost of funds used for construction purposes during the period of construction. These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.

Statements of Cash Flows-
   For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents except for those instruments earmarked to fund construction expenditures or repay long-term debt.

Use of Estimates in the Preparation of Financial Statements-
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Rate Increases

   The Company has increased rates as approved by the PPUC in September 1994 (3.7%).
Notes to Financial Statements (Continued)

3.  Income Taxes

     The provisions for income taxes consist of:

                                           1995         1994      1993

Federal current             $  805,004  $  780,009    $ 861,171
State current                  254,807     267,268      338,302
Federal deferred               279,490     359,714      206,169
State deferred117,915         (314,477)    (83,792)
Federal investment tax
 credit, net of current
 utilization...........        (37,309)    (37,066)     (36,051)
Total income
 taxes.................     $1,419,907  $1,055,448   $1,285,799


     A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

                                           1995         1994      1993
Statutory Federal
  tax provision             $1,268,932  $1,190,043   $1,304,472
Reversal of
  taxes related to
  rate cases...........         33,104      (3,484)      72,931
Tax-exempt
  interest.............        (27,674)    (18,043)     (68,328)
Effect of
  depreciation
  flowed through               (58,448)    (43,405)     (94,507)
Effect of cost of
  removal flowed
  through..............        (24,163)    (41,052)     (18,361)
Amortization of
  investment tax
  credit...............        (38,108)    (38,090)     (38,060)
State income
  taxes, net of
  Federal benefit.             245,997     (31,158)     167,977
Other, net...........           20,267      40,637      (40,325)
Total income
  taxes................     $1,419,907  $1,055,448   $1,285,799

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 are summarized in the following table:
                                                      1995 1994

Deferred tax assets:
 Allowance for doubtful accounts       $   61,377  $   64,877
 Deferred compensation                    411,476     388,397
 Customers' advances
  and contributions                     4,654,942   4,390,037
 Alternative minimum tax
  credit carryforward                     474,809     227,311
 Other                                          -     196,157
 Total gross deferred tax assets        5,602,604   5,266,779
 Less valuation allowance                       -           -

Total deferred tax assets               5,602,604   5,266,779

Deferred tax liabilities:
 Accelerated depreciation              10,340,217  10,083,721
 Investment tax credit                    451,673     406,865
 Depreciation on customers'
  advance assets                          760,234     627,269
 Pension income                           815,255   1,372,812
 Cost of removal                          317,769     284,658
 Tank painting                            276,997     292,790
 Other                                    332,523     102,816
 Total deferred tax liabilities        13,294,668  13,170,931

Net deferred tax liability             $7,692,064  $7,904,152

Reflected on balance sheets as:
  Current deferred asset              $    61,377 $    64,877
  Noncurrent deferred liability        (7,753,441) (7,969,029)

Net deferred tax liability            $(7,692,064)$(7,904,152)

   No valuation allowance is required for deferred tax assets as of December 31, 1995 and 1994. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and the current regulatory environment, management believes it is more likely than not the Company will realize the benefits of these deductible differences.
   As discussed in Note 1, the Company adopted SFAS No. 109 effective January 1, 1993. In accordance with generally accepted accounting principles for regulated industries, the Company has recorded offsetting deferred regulatory assets and liabilities for the effects of the adoption of SFAS No. 109. Consequently, the adoption of SFAS No. 109 did not result in a cumulative effect adjustment to the statement of income for the year ended December 31, 1993.
   During 1994, the Company recorded a gain on sale of land of $215,417. Federal and state income taxes relative to the gain amounted to $90,289.
   During 1993, the Company recorded a gain on sale of land of $842,002. Federal and state income taxes relative to the gain amounted to $354,356.

4.  Borrowings

  Long-term debt as of December 31, 1995 and 1994 is summarized in the following table:

                                                1995         1994

10.17% Senior Notes,
  Series A, due 2019..............         $ 6,000,000           $ 6,000,000
6.25% Industrial Development
  Authority Revenue Refunding
  Bonds, Series 1991, due 2000....             -                   4,300,000
9.60% Senior Notes,
  Series B, due 2019.........                5,000,000             5,000,000
10.05% Senior Notes,
  Series C, due 2020.........                6,500,000             6,500,000
8.43% Senior Notes,
  Series D, due 2022........                 7,500,000             7,500,000
4.75% Industrial Development
  Authority Revenue Refunding
  Bonds, Series 1994, due 2009....           2,700,000             2,700,000
5% Industrial Development
  Authority Revenue Refunding
  Bonds, Series 1995 due 2010.....           4,300,000                     -

                                           $32,000,000           $32,000,000

 In October 1995, the Company issued $4,300,000 of 5%
Industrial Development Authority Revenue Refunding Bonds, Series 1995, due 2010. Proceeds of these Bonds were used to redeem the outstanding amount of 6.25% Industrial Development Authority Revenue Refunding Bonds. These Bonds have mandatory tender dates of June 1, 2000 and June 1, 2005.
 In March 1994, the Company issued $2,700,000 of 4.75%
Industrial Development Authority Revenue Refunding Bonds, Series 1994, due 2009. Proceeds of these Bonds were used to redeem the outstanding amount of 7% Industrial Development Authority Revenue Refunding Bonds, Series 1989. These bonds have mandatory tender dates of May 15, 1999 and May 15, 2004.
 The Company maintains lines of credit aggregating $11,000,000. Loans granted under these lines as of December 31, 1995 bear interest based on the prime or LIBOR rate. Short-term borrowings amounted to $4,164,000 as of December 31, 1995 and $1,302,000 as of December 31, 1994. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1995 and 1994 is 7.58% and 7.33%, respectively. The Company is not required to maintain compensating balances on its lines of credit.
 Long-term debt maturing in the next five years is as follows:
                                 1999  $2,700,000
                                 2000   4,300,000
 The terms of the debenture agreements limit in some cases the Company's ability to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and acquisition of the Company's stock. Under the terms of the most restrictive agreements, cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500,000 plus net income since that date. As of December 31, 1995, none of the earnings retained in the business are restricted under these provisions.

5.  Common Stock and Earnings Per Share

 Earnings per share are based upon the weighted average number of shares outstanding of 632,595 in 1995; 624,823 in 1994; and 616,904 in 1993.
 Under the employee stock purchase plan, all full-time employees who have been employed at least six consecutive months may purchase shares of the Company's common stock through payroll deductions limited to 10% of gross compensation. The purchase price is 95% of the fair market value (as defined). Ten thousand shares of common stock have been authorized to be offered under the plan, of which 7,749 shares have been issued as of December 31, 1995.
 Under the optional dividend reinvestment plan, holders of the Company's stock may purchase additional shares subject to an annual maximum of $1,500. The purchase price is 95% of the fair market value (as defined). One hundred and twenty thousand shares of common stock have been authorized to be offered under the plan, of which 71,180 shares have been issued as of December 31, 1995. During 1994, the Company's Board of Directors approved an increase in the number of authorized shares of common stock offered under the plan.

6.  Employee Benefit Plans

 The Company maintains two defined benefit pension plans covering substantially all of its employees. The benefits are based upon years of service times the sum of $14.50 for the Union represented employees and $15.50 for the general and administrative employees plus 1.5% of final average monthly earnings in excess of $400. The Company's funding policy is to contribute annually the maximum amount permitted by the Employee Retirement Income Security Act of 1974.
 The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets as of December 31, 1995 and 1994. The measurement of assets and obligations of the plans is as of December 31, 1995 and 1994.

                                        1995          1994
Actuarial present value
 of benefit obligations:
  Accumulated benefit
   obligation, including
   vested benefits of
   $5,908,800 in 1995 and
   $5,463,400 in 1994........              $(6,220,600)          $(5,542,300)
Projected benefit
 obligation for service
 rendered to date                          $(7,558,300)          $(6,739,400)
Plan assets at fair value,
 primarily common trust
 stock and bond funds.......                10,293,050             9,055,906

Plan assets in excess of
 projected benefit
 obligation........................          2,734,750             2,316,506
Unrecognized net loss from
 past experience different
 from that assumed............            67,821      564,773
Unrecognized net transition
 asset as of December
 31, 1995 and 1994
 being recognized
 over 15 years.....................         (1,272,333)           (1,478,333)
Prepaid pension cost as of
 of December 31, 1995 and
 1994..............................        $ 1,530,238           $ 1,402,946


Net pension income for 1995, 1994 and 1993 included the following components:

                                    1995         1994        1993

Service cost-benefits
 earned during the
 period                            $215,700         $ 283,100      $ 276,600
Interest cost on
 projected benefit
 obligation                         469,119           444,317        412,012
Actual return on plan
 assets                          (1,459,203)          156,727       (684,780)
Net amortization and
 deferral                           647,092          (997,522)      (114,853)
Net periodic pension
 income                           $(127,292)        $(113,378)     $(111,021)

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% in 1995 and 7% in 1994. The rate of increase in future compensation levels was 4%. The expected long-term rate of return on assets was 7%.
Beginning in 1994, the Company adopted a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. This savings plan covers general and administrative employees. The plan provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 50% of the participant's contribution, up to a maximum annual Company contribution of $500. Contributions to the plan amounted to $22,125 in 1995 and $14,062 in 1994.

7.  Notes Receivable

The Company has entered into agreements with municipalities to extend water service into newly-formed water districts. The Company loaned funds to the municipalities to cover the costs related to the projects. The municipalities concurrently advanced these funds to the Company in the form of customers' advances for construction. The municipalities are required to charge application fees and water revenue surcharges (fees) to customers connected to the system which are remitted to the
Company.   The principal and the related customer advance are
reduced periodically as operating revenues are earned by the Company from customers connected to the system and refunds of advances are made. There is no due date for the notes nor expiration date for the advances.

In 1994, the Company offset notes receivable in the amount of $1,395,776 against the related advances for construction based on its determination that the principal recoverable from noteholders was less than the recorded amount, and the fact that advances are not fully refundable to the extent that payments are not received on the notes.
The Company has recorded interest income of $61,322 in 1995, $32,628 in 1994 and $172,804 in 1993 on these notes.
Included in the accompanying balance sheets at December 31, 1995 and 1994 were the following amounts related to these projects.

                                        1995          1994

Notes receivable, including
 interest                                  $   823,969          $   942,624
Customers' advances for
 construction                                2,486,522            2,499,099

8.  Capital Commitments

 The estimated funds needed for the Company's construction program for 1996 are $5,457,000. The Company plans to finance such expenditures with internally generated funds, customers' advances, short-term borrowings and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

9.  Commitments and Contingent Liabilities

 The Company purchases meter interface units under a noncancellable purchase agreement expiring October 31, 1997. Payments relating to this purchase amounted to $53,400 in 1995, $45,187 in 1994 and $19,034 in 1993. Such payments will amount to $46,341 in 1996 and $19,053 in 1997.
 The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning rates and other matters. The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position or results of operations.

10. Fair Value of Financial Instruments

 The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

 The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The Company's long-term debt, with a carrying value of $32,000,000 at December 31, 1995, had an estimated fair value of approximately $35,000.00.
 The Company's customers' advances for construction and notes receivable have carrying values at December 31, 1995 of $15,913,616 and $1,046,118, respectively. The relative fair values of these amounts cannot be accurately estimated since future payment streams are dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

Independent Auditors' Report

To the Shareholders and Board of Directors of The York Water
Company:

  We have audited the accompanying balance sheets of The York
Water Company as of December 31, 1995 and 1994 and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
  As discussed in notes 1 and 3 to the financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
                                               KPMG PEAT MARWICK LLP
Harrisburg, PA
February 23, 1996

Directors, Officers and Key Employees

Irvin S. Naylor<F1>
Chairman of the Board
Vice Chairman of Board
Cor-Box, Incorporated

William T. Morris, P.E.<F1>
President and
Chief Executive Officer
The York Water Company

Horace Keesey III<F1>
Vice Chairman of the Board
Consultant

Josephine S. Appell<F1>
Chairman of the Board
York Blue Print Company, Inc.

Frank Motter<F1>
President
Motter Printing Press Co.

Chloe Eichelberger
President/Chief Executive
 Officer
Chloe Eichelberger Textiles,
 Inc.

George Hay Kain, III<F2>
Attorney at Law

Paul W. Ware<F2>
Chairman
Penn Fuel Gas, Inc.

John L. Finlayson
Vice President-Finance and
Administration
Susquehanna Pfaltzgraff Co.

Michael W. Gang
Partner
Morgan, Lewis & Bockius LLP

Director Emeritus
William H. Kain
Robert E. Skold

<F1>Members of the
  Executive Committee
<F2>Alternate Members of
  the Executive Committee

Staff
William T. Morris, P.E.
President and
Chief Executive Officer

Jeffrey S. Osman
Vice President-Finance
Secretary-Treasurer

Duane R. Close
Vice President-Operations

Jeffrey R. Hines, P.E.
Vice President-Engineering

Albert J. Shultz
Vice President-Human
 Resources

Lois L. Shultz
Customer Service Manager
Assistant Secretary/
Assistant Treasurer

                             EXHIBIT 23



                   CONSENT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of The York Water Company:

We consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3 (Optional Dividend
Reinvestment Plan) and No. 33-26180 on Form S-8 (Employees' Stock Purchase Plan) of The York Water Company of our reports dated February 23, 1996, relating to the balance sheets of The York
Water Company as of December 31, 1995 and 1994, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1995, and related schedule which report appears in the December 31, 1995 annual report to shareholders on Form 10-K of The York Water Company and is incorporated herein by reference.








                                                KPMG Peat Marwick LLP


Harrisburg, Pennsylvania
February 23, 1996


                            EXHIBIT 28.1


                       THE YORK WATER COMPANY

      UNDERTAKINGS INCORPORATED BY REFERENCE INTO REGISTRATION
               STATEMENT FORM S-8 DATED DECEMBER, 1988


The undertaking set forth below is filed for purposes of incorporation by reference into Part II of the registration statements on Form S-8, File No. 33.

Item 9.  Undertakings.

     (a)  The undersigned registrant hereby undertakes:



           Insofar as indemnification for liabilities rising under the Securities Act of 1933 (the
           Securities Act") may be permitted to
           directors, officers or persons controlling the registrant pursuant to the provisions described in this registration statement, or otherwise, The York Water Company (the "Company") has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities, (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.