Form 10-Q
period 1996-03-31
YORK WATER CO
filed 1996-05-13
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996          Commission File No. 0-690


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

    Common stock, $10 par value            639,225 Shares outstanding
                                           as of March 31, 1996

                             THE YORK WATER COMPANY
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheet
                                            (Unaudited)
                                        As Of         As of
                                    Mar.31, 1996  Dec. 31, 1995

UTILITY PLANT, at original cost     $89,379,798    $88,710,279
Less-Reserve for depreciation        12,307,773     11,890,730
                                     77,072,025     76,819,549

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $56,549 in 1996 and $55,291 in 1995    424,922        426,180


CURRENT ASSETS:
Receivables, less reserves of
 $90,000 in 1996 and in 1995          2,248,622      2,443,129
Recoverable income taxes                      -         96,123
Materials and supplies, at cost
 (first-in, first-out)                  279,896        299,637
Prepaid expenses                         92,039        115,392
Deferred income taxes                    61,377         61,377
                                      2,681,934      3,015,658

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,562,062      1,530,238
Deferred debt expense                   498,581        495,594
Deferred rate case expense               23,559         42,499
Notes receivable                      1,024,617      1,046,118
Deferred regulatory assets            6,362,664      6,302,127
Other                                   842,657        781,743
                                     10,314,140     10,198,319

                                    $90,493,021    $90,459,706
                        THE YORK WATER COMPANY
                            Balance Sheet
                             (Unaudited)
                                      As Of         As Of
                                  Mar.31, 1996   Dec. 31, 1995
CAPITALIZATION
Common stock                       $ 6,392,254    $ 6,373,743
Capital surplus                     13,658,639     13,554,042
Earnings retained in the business    1,788,022      1,843,982
                                    21,838,915     21,771,767
LONG-TERM DEBT
6.25% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2000                     4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                            6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                            6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019 5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022 7,500,000      7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009           2,700,000      2,700,000
                                    32,000,000     32,000,000
CURRENT LIABILITIES
Short-term borrowings                4,195,000      4,164,000
Accounts payable                       176,897        342,610
Dividends payable                      468,585        468,053
Accrued taxes                           78,081         34,833
Advance water revenues                 183,332        183,398
Accrued interest                       505,273        697,261
Other accrued expenses               1,104,511      1,112,406
                                     6,711,679      7,002,561
DEFERRED CREDITS
Customers' advances for construction15,945,869     15,913,616
Contributions in aid of construction 4,579,105      4,576,923
Deferred income taxes                7,976,055      7,753,441
Deferred regulatory liabilities      1,441,398      1,441,398
                                    29,942,427     29,685,378

                                   $90,493,021    $90,459,706
                       THE YORK WATER COMPANY
                        Statements of Income

                                   (Unaudited)   (Unaudited)
                                   Three Months Ended March 31
                                      1996          1995

WATER OPERATING REVENUES
Residential                        $2,202,573   $2,095,687
Commercial and industrial           1,151,396    1,290,280
Other                                 320,430      309,041
                                    3,674,399    3,695,008
OPERATING EXPENSES
Operation and maintenance             784,023      754,120
Administrative and general            769,640      838,809
                                    1,553,663    1,592,929

Depreciation                          403,600      377,480
Taxes other than income taxes         258,005      249,537
Federal and state income taxes        270,468      329,654
                                    2,485,736    2,549,600

                 Operating Income   1,188,663    1,145,408

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term debt            679,738      693,175
Interest on interim bank loans         75,375       27,051
Allowance for funds used during
 construction                         (35,114)     (79,257)
Other income, net                     (49,010)     (57,635)
                                      670,989      583,334

                 Net Income        $  517,674   $  562,074

Earnings Per Share                      $0.81        $0.89

Cash Dividends Per Share                $0.90        $0.90       THE YORK WATER COMPANY
                                                        Statements of Cash Flows


                                                                  (Unaudited)         (Unaudited)
                                                                 Three Months        Three Months
                                                                     Ended               Ended
                                                                 March 31, 1996      March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  517,674          $  562,074
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                                          403,600             377,480
Provision for losses on accounts receivable                            22,500              22,500
Increase (decrease) in deferred income taxes
 (including regulatory assets and liabilities)                        162,077            (142,136)
Changes in assets and liabilities:
  Decrease in accounts receivable                                     172,007              75,959
  Decrease in recoverable income taxes                                 96,123                   -
  Decrease in materials and supplies                                   19,741              54,197
  (Increase) decrease in prepaid expenses and prepaid
   pension costs                                                       (8,471)             21,028
  Decrease in accounts payable, accrued expenses
   and other liabilities                                             (173,142)           (612,757)
  (Decrease) increase in accrued interest and taxes                  (148,740)            259,817
  (Increase) decrease in other assets                                 (18,073)             73,909
   Net cash provided by operating activities                        1,045,296             692,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                            (681,706)           (988,823)
Customers' advances for construction and
 contributions in aid of construction                                  34,435             706,983
   Net cash used in investing activities                             (647,271)           (281,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements                         31,000              22,000
Issuance of common stock under dividend
 reinvestment plan                                                    104,697             100,995

Issuance of common stock under employee stock
 purchase plan                                                         18,411              17,079
Dividends paid                                                       (573,634)           (566,714)
Decrease in notes receivable                                           21,501              16,409
   Net cash used in financing activities                             (398,025)           (410,231)
Net increase in cash and cash equivalents                                   -                   -
Cash and cash equivalents at beginning of period                            -                   -

Cash and cash equivalents at end of period                         $        -          $        -


Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                             $  905,735          $  792,468
  Income taxes                                                         86,735              43,219

  THE YORK WATER COMPANY

                Notes to Interim Financial Statements




1.  Interim Financial Information

   The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 1995.


2.  Earnings Per Share

   Earnings per share for the three months ended March 31, 1996 and 1995 were based on weighted average shares outstanding of 638,770 and 631,121, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations



Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995


Water operating revenues for the three months ended March 31, 1996 decreased $20,609 or .6% compared to the three months ended March 31, 1995. The decrease resulted primarily from lower consumption in the commercial and industrial sectors during the first three months of 1996 compared to the same period in 1995.

Operating expenses, exclusive of depreciation and taxes, for the three months ended March 31, 1996 decreased $39,266 or 2.5%. The decline in expense was primarily due to reduced cable meter reading charges and a retroactive charge for postretirement benefits in 1995 resulting from the implementation of a new accounting standard. The decline was partially offset by an increase in maintenance expenses for structures and equipment.

Depreciation expense for the three months ended March 31, 1996 increased $26,120 or 6.9% over 1995 as a result of increased plant investment throughout 1995.

Federal and state income taxes for the three months ended March 31, 1996 decreased $59,186 or 18% compared to the three months ended March 31, 1995 principally as a result of a decrease in taxable income. In addition, a 1% reduction in the state income tax rate accounts for some of the decrease in taxes.

Interest on long-term debt for the three months ended March 31, 1996 decreased $13,437 or 1.9% compared to the three months ended March 31, 1995. The decrease was related to the issuance of $4,300,000 5% Revenue Refunding Bonds to replace a like amount of bonds with an interest rate of 6.25% during the fourth quarter of 1995.

Interest on short-term debt for the three months ended March 31, 1996 increased $48,324 when compared to the same period in 1995. The increase is due primarily to an increase in short-term debt outstanding during the three months ended March 31, 1996.

Allowance for funds used during construction for the three months ended March 31, 1996 decreased $44,143 or 55.7% when compared to the three months ended March 31, 1995. The decrease was due to the completion of a major construction project during 1995. The 1996 allowance was at a more normal level.

Rate Developments

The Company is in the process of filing a written application for a rate increase with the PPUC. The application is expected to be submitted on May 9, 1996.


Liquidity and Capital Resources

During the first three months of 1996, the per capita volume of water sold did not significantly change compared to the first three months of 1995. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the three months ended March 31, 1996, the Company had $681,706 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

The Company anticipates annual construction expenditures for 1996 and 1997 of approximately $5,457,000 and $3,662,000, respectively. The Company plans to finance such expenditures with a common stock subscription, internally generated funds, customers' advances short-term borrowings and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

The Company will be submitting an application with the PPUC proposing increases in rates to provide a fair rate of return on the capital expenditures associated with its 1996 and 1997 construction projects.

During the first quarter of 1996, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1996 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan and employee stock purchase plan, a common stock subscription and customers' advances are used to satisfy the need for additional cash.
                            The York Water Company

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

As of March 31, 1996, current liabilities exceeded current assets by $4,029,745. As of December 31, 1995, current liabilities exceeded current assets by $3,986,903. Generally, the Company finances a portion of its construction expenditures with borrowings against its lines of credit until such borrowings reach an amount which would justify issuing permanent financing. Accordingly, current liabilities frequently exceed current assets on the Company's balance sheets. Short-term borrowings from lines of credit as of March 31, 1996 were $4,195,000. The Company maintains lines of credit aggregating $11,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates. The Company is not required to maintain compensating balances on its lines of credit.

                       THE YORK WATER COMPANY


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         THE YORK WATER COMPANY





         William T. Morris
         Principal Executive
         Officer

Date:  May 10, 1996





         Jeffrey S. Osman
         Principal Financial and
         Accounting Officer

Date:  May 10, 1996