Form 10-Q
period 1996-06-30
YORK WATER CO
filed 1996-07-24
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996           Commission File No. 0-690


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

    Common stock, $10 par value            641,109 Shares outstanding
                                      as of June 30, 1996

                       THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheet
                                            (Unaudited)
                                        As Of         As of
                                    June 30,1996  Dec. 31, 1995

UTILITY PLANT, at original cost     $90,594,587    $88,710,279
Less-Reserve for depreciation        12,500,895     11,890,730
                                     78,093,692     76,819,549

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $57,808 in 1996 and $55,291 in 1995    423,663        426,180


CURRENT ASSETS:
Receivables, less reserves of $90,000
 in 1996 and in 1995                  2,444,047      2,443,129
Recoverable income taxes                143,588         96,123
Materials and supplies, at cost
 (first-in, first-out)                  271,164        299,637
Prepaid expenses                        329,845        115,392
Deferred income taxes                    61,377         61,377
                                      3,250,021      3,015,658

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,605,262      1,530,238
Deferred debt expense                   490,100        495,594
Deferred rate case expense               89,058         42,499
Notes receivable                        966,789      1,046,118
Deferred regulatory assets            6,423,201      6,302,127
Other                                   874,692        781,743
                                     10,449,102     10,198,319

                                    $92,216,478    $90,459,706


                        THE YORK WATER COMPANY
                            Balance Sheet
                                  (Unaudited)
                                      As Of         As Of
                                  June 30,1996   Dec. 31, 1995
CAPITALIZATION
Common stock                       $ 6,411,094    $ 6,373,743
Capital surplus                     13,757,157     13,554,042
Earnings retained in the business    1,959,300      1,843,982
                                    22,127,551     21,771,767
LONG-TERM DEBT
5% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2010                     4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                            6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                            6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019 5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022 7,500,000      7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009           2,700,000      2,700,000
                                    32,000,000     32,000,000
CURRENT LIABILITIES
Short-term borrowings                4,884,000      4,164,000
Accounts payable                       377,839        342,610
Dividends payable                      468,686        468,053
Accrued taxes                           31,743         34,833
Advance water revenues                 176,641        183,398
Accrued interest                       684,438        697,261
Other accrued expenses               1,220,024      1,112,406
                                     7,843,371      7,002,561
DEFERRED CREDITS
Customers' advances for construction16,068,044     15,913,616
Contributions in aid of construction 4,579,105      4,576,923
Deferred income taxes                8,157,009      7,753,441
Deferred regulatory liabilities      1,441,398      1,441,398
                                    30,245,556     29,685,378

                                   $92,216,478    $90,459,706
                                   THE YORK WATER COMPANY
                                    Statements of Income

                                      (Unaudited)              (Unaudited)
                                   Three Months Ended        Six Months Ended
                                        June 30                   June 30
                                   1995          1994        1995         1994
WATER OPERATING REVENUES
Residential                      $2,278,826  $2,187,996   $4,481,399  $4,283,683
Commercial and industrial         1,220,073   1,336,808    2,371,469   2,627,088
Other                               373,397     312,509      693,827     621,550
                                  3,872,296   3,837,313    7,546,695   7,532,321
OPERATING EXPENSES
Operation and maintenance           837,233     827,523    1,621,256   1,581,643
Administrative and general          742,924     833,521    1,512,564   1,672,330
                                  1,580,157   1,661,044    3,133,820   3,253,973

Depreciation                        281,627     377,479      685,227     754,959
Taxes other than income taxes       234,888     232,556      492,893     482,093
Federal and state income taxes      312,945     300,254      583,413     629,908
                                  2,409,617   2,571,333    4,895,353   5,120,933

            Operating Income      1,462,679   1,265,980    2,651,342   2,411,388

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term debt          679,737     693,175    1,359,475   1,386,350
Interest on short-term debt          75,831      37,361      151,206      64,412
Allowance for funds used during
 construction                       (22,926)     (6,128)     (58,040)    (85,385)
Other income, net                   (16,540)    (32,264)     (65,550)    (89,899)
                                    716,102     692,144    1,387,091   1,275,478

            Net Income           $  746,577  $  573,836   $1,264,251  $1,135,910

Earnings Per Share                    $1.17       $0.91        $1.98       $1.80
Cash Dividends Per Share              $0.90       $0.90        $1.80       $1.80
/TABLE

                                                         THE YORK WATER COMPANY
                                                        Statements of Cash Flows


                                                                  (Unaudited)         (Unaudited)
                                                                  Six Months          Six Months
                                                                     Ended               Ended
                                                                 June 30, 1996       June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $1,264,251         $ 1,135,910
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                                          685,227             754,959
Provision for losses on accounts receivable                            45,000              45,000
Increase (decrease) in deferred income taxes
 (including regulatory assets and liabilities)                        282,494              (5,718)
Changes in assets and liabilities:
  Increase in accounts receivable                                     (45,918)            (48,343)
  Increase in recoverable income taxes                                (47,465)                  -
  Decrease in materials and supplies                                   28,473              34,727
  Increase in prepaid expenses                                       (214,453)            (75,513)
  Increase (decrease) in accounts payable,
   accrued expenses and other liabilities                             136,723            (124,183)
  Decrease in accrued interest and taxes                              (15,913)           (331,847)
  (Increase) decrease in other assets                                (154,531)             98,534
   Net cash provided by operating activities                        1,963,888           1,483,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of temporary investments                                       -                   -
Maturities of temporary investments                                         -                   -
Proceeds from the sale of land                                              -                   -
Costs incurred relating to the sale of land                                 -                   -
Construction expenditures                                          (2,011,361)         (2,276,805)
Customers' advances for construction and
 contributions in aid of construction                                 156,610             830,382
   Net cash provided by investing activities                       (1,854,751          (1,446,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements           720,000             826,000
Issuance of common stock under dividend
 reinvestment plan                                                    201,762             202,454
Issuance of common stock under employee stock
 purchase plan                                                         38,704              34,689
Dividends paid                                                     (1,148,932)         (1,135,136)
Decrease in notes receivable                                           79,329              34,890
   Net cash (used in) financing activities                           (109,137)            (37,103)
Net increase in cash and cash equivalents                                   -                   -
Cash and cash equivalents at beginning of period                            -                   -

Cash and cash equivalents at end of period                        $         -         $         -


Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                             $1,479,499         $ 1,307,093
  Income taxes                                                        449,837             808,465

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


2.  Earnings Per Share

   Earnings per share for the six months ended June 30, 1996 and 1995 were based on weighted average shares outstanding of 639,728 and 632,090, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

Water operating revenues for the three months ended June 30, 1996 increased $34,983 or .9% compared to the three months ended June 30, 1995. The increase resulted from higher consumption in the residential and public sectors during the second quarter of 1996 compared to second quarter 1995.

Operating expenses, exclusive of depreciation and taxes, for the three months ended June 30, 1996 decreased $80,887 or 4.9%. The decline in expense was primarily due to reduced cable meter reading charges, and a reduction in general insurance cost for plan year 1995 received during the second quarter of 1996.

Depreciation expense for the three months ended June 30, 1996 decreased $95,852 or 25% compared to 1995 as a result of lower rates. A re-evaluation of plant assets resulted in longer useful lives, and therefore lower depreciation rates.

Interest on long-term debt for the three months ended June 30, 1996 decreased $13,438 or 1.9% compared to the three months ended June 30, 1995. The decrease was related to the issuance of $4,300,000 5% Revenue Refunding Bonds to replace a like amount of bonds with an interest rate of 6.25% during the fourth quarter of 1995.

Interest on short-term debt for the three months ended June 30, 1996 increased $38,470 when compared to thesame period in 1995.
The increase is to higher short-term debt outstanding during the three months ended June 30, 1996.

Six Months Ended June 30, 1996 Compared
with Six Months Ended June 30, 1995

Net income for the six months ended June 30, 1996 was $1,264,251, an increase of $128,341 (11.3%) compared to the six months ended
June 30, 1995.

Operating revenues for the six months ended June 30, 1996 increased $14,374 (.2%) compared to the six months ended June 30, 1995. Increased consumption and new customers within the residential sector caused an increase in revenue from the prior year of approximately 4.6%. Public sector consumption also increased substantially since 1995. Reduced commercial and industrial consumption partially offset the increases.

Administrative and general expenses for the six months ended June
30, 1996 decreased $159,766 (9.6%) compared to six months ended
June 30, 1995. Reduced cable meter reading fees, general insurance credits received in 1996 for the 1995 policy year, and a retroactive charge for postretirement benefits in 1995 all contributed to the favorable variance.

Depreciation expense for the six months ended June 30, 1996 decreased $69,732 (9.2%) compared to six months ended June 30, 1995. A re-evaluation of plant assets resulted in longer useful lives, and therefore lower depreciation rates.

Federal and state income taxes for the six months ended June 30, 1996 decreased $46,495 when compared to the six months ended June
30, 1995 principally as a result of a decrease in taxable net income.

Interest on long-term debt for the six months ended June 30, 1996 decreased $26,875 compared to the six months ended June 30, 1995. The decrease was related to the issuance of $4,300,000 5% Revenue Refunding Bonds to replace a like amount of bonds at a 6.75% interest rate during the fourth quarter of 1995.

Interest on short-term debt for the six months ended June 30, 1996 increased $86,794 when compared to the same period in 1995. The increase is due primarily to an increase in short-term debt outstanding during 1996 versus 1995.

Allowance for funds used during construction for the six months ended June 30, 1996 decreased $27,345 or 32% when compared to the six months ended June 30, 1995. The decrease was due to the completion of a major construction project during 1995. The 1996 allowance was at a more normal level.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on May 9, 1996 seeking a $1,534,393 increase in annual revenues. The PPUC is currently examining the potential rate increase.

Liquidity and Capital Resources

During the first six months of 1996, the per capita volume of water sold did not significantly change compared to the first six months of 1995. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the six months ended June 30, 1996, the Company had $2,011,361 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

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

The Company has submitted an application with the PPUC proposing increases in rates to provide a fair rate of return on the capital expenditures associated with its 1996 construction projects.

During the first half of 1996, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1996 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan and employee stock purchase plan, a common stock subscription and customers' advances are used to satisfy the need for additional cash.

As of June 30, 1996, current liabilities exceeded current assets by $4,593,350. As of December 31, 1995, current liabilities exceeded current assets by $3,986,903. Generally, the Company finances a portion of its construction expenditures with borrowings against its lines of credit until such borrowings reach an amount which would justify issuing permanent financing. Accordingly, current liabilities frequently exceed current assets on the Company's balance sheets. Short-term borrowings from lines of credit as of June 30, 1996 were $4,884,000. The Company maintains lines of credit aggregating $11,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates. The Company is not required to maintain compensating balances on its lines of credit.

                       THE YORK WATER COMPANY
                     Part II - Other Information


Item 4.  Results of Votes of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 6, 1996 at the office of the Company, 130 East
Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

   (1)  To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

              Paul W. Ware John L. Finlayson Chloe R. Eichelberger

For election  467,073.187      462,856.956        461,824.895
Shares withheld 8,855.065       10,676.131         12,392.081

The following Directors' terms of office continued after the Annual
Meeting.

        Irvin S. Naylor           Josephine S. Appell
        William T. Morris         Frank Motter
        Horace Keesey III         George Hay Kain, III
        Michael w. Gang

   (2) To appoint KPMG Peat Marwick LLP as independent accountants to audit the books and accounts of the Company for the year 1996.

The actions taken by the Shareholders concerning the appointment of KPMG Peat Marwick LLP as independent accountants are as follows:

        For Approval              468,897.065
        Against Approval              996.511
        Abstaining From Voting      2,386.675

   (3) To amend and restate the Articles of Incorporation of the Company.

        For Approval              464,077.557
        Against Approval            1,683.051
        Abstaining From Voting      6,519.643

                       THE YORK WATER COMPANY


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         THE YORK WATER COMPANY





         William T. Morris
         Principal Executive
         Officer

Date:  July 24, 1996





         Jeffrey S. Osman
         Principal Financial and
         Accounting Officer

Date:  July 24, 1996