Form 10-Q
period 1996-09-30
YORK WATER CO
filed 1996-11-14
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996      Commission File No. 0-690


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

    Common stock, $10 par value            643,023 Shares outstanding
                                      as of September 30, 1996



                       THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheet
                                            (Unaudited)
                                        As Of         As of
                                    Sept.30,1996  Dec. 31, 1995

UTILITY PLANT, at original cost     $91,851,233    $88,710,279
Less-Reserve for depreciation        12,811,500     11,890,730
                                     79,039,733     76,819,549
OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $59,067 in 1996 and $55,291 in 1995    422,404        426,180

CURRENT ASSETS:
Special Cash Deposit-Stock
 Subscription                         4,981,942              -
Receivables, less allowances of
 $90,000 in 1996 and 1995             2,431,087      2,443,129
Recoverable income taxes                 65,539         96,123
Materials and supplies, at cost
 (first-in, first-out)                  293,291        299,637
Prepaid expenses                        305,880        115,392
Deferred income taxes                    61,377         61,377
                                      8,139,116      3,015,658

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,642,774      1,530,238
Deferred debt expense                   481,619        495,594
Deferred rate case expense              162,026         42,499
Notes receivable                        935,026      1,046,118
Deferred regulatory assets            6,483,738      6,302,127
Other                                   859,866        781,743
                                     10,565,049     10,198,319

                                    $98,166,302    $90,459,706







                        THE YORK WATER COMPANY
                            Balance Sheet
                                  (Unaudited)
                                      As Of         As Of
                                  Sept.30,1996   Dec. 31, 1995
CAPITALIZATION
Common stock                       $ 6,430,225    $ 6,373,743
Capital surplus                     13,824,574     13,554,042
Earnings retained in the business    1,919,764      1,843,982
                                    22,174,563     21,771,767
LONG-TERM DEBT
5.00% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2010                     4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                            6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                            6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019 5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022 7,500,000      7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009           2,700,000      2,700,000
                                    32,000,000     32,000,000
CURRENT LIABILITIES
Short-term borrowings                5,553,000      4,164,000
Accounts payable                       370,430        342,610
Dividends payable                      468,395        468,053
Accrued taxes                           42,200         34,833
Advance water revenues                 187,798        183,398
Accrued interest                       499,071        697,261
Stock Subscription Rights Payable    4,981,942              -
Other accrued expenses               1,277,487      1,112,406
                                    13,380,323      7,002,561
DEFERRED CREDITS
Customers' advances for construction16,351,095     15,913,616
Contributions in aid of construction 4,579,105      4,576,923
Deferred income taxes                8,239,818      7,753,441
Deferred regulatory liabilities      1,441,398      1,441,398
                                    30,611,416     29,685,378
                                   $98,166,302    $90,459,706
                                   THE YORK WATER COMPANY
                                    Statements of Income

                                      (Unaudited)              (Unaudited)
                                   Three Months Ended        Nine Months Ended
                                         Sept. 30                 Sept. 30
                                   1996          1995        1996         1995
WATER OPERATING REVENUES
Residential                      $2,326,006  $2,390,649   $6,807,405  $6,674,332
Commercial and industrial         1,207,861   1,422,036    3,579,330   4,049,124
Other                               387,572     319,490    1,081,399     941,040
                                  3,921,439   4,132,175   11,468,134  11,664,496
OPERATING EXPENSES
Operation and maintenance           991,599     956,175    2,612,855   2,537,818
Administrative and general          840,635     800,972    2,353,199   2,473,302
                                  1,832,234   1,757,147    4,966,054   5,011,120

Depreciation                        342,613     377,479    1,027,840   1,132,438
Taxes other than income taxes       227,531     223,912      720,424     706,005
Federal and state income taxes      281,387     365,303      864,800     995,211
                                  2,683,765   2,723,841    7,579,118   7,844,774

            Operating Income      1,237,674   1,408,334    3,889,016   3,819,722

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term debt          679,738     693,175    2,039,213   2,079,525
Interest on short-term debt          97,107      45,639      248,313     110,051
Allowance for funds used during
 construction                       (28,960)    (12,870)     (87,000)    (98,255)
Other income, net                   (47,665)    (25,474)    (113,215)   (115,373)
                                    700,220     700,470    2,087,311   1,975,948

            Net Income           $  537,454  $  707,864   $1,801,705  $1,843,774


Earnings Per Share                    $0.84       $1.12        $2.82       $2.92
Cash Dividends Per Share              $0.90       $0.90        $2.70       $2.70
/TABLE

                                                         THE YORK WATER COMPANY
                                                        Statements of Cash Flows


                                                                  (Unaudited)         (Unaudited)
                                                                  Nine Months         Nine Months
                                                                     Ended               Ended
                                                                 Sept.30, 1996       Sept.30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 1,801,705         $ 1,843,774
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                                        1,027,840           1,132,438
Provision for losses on accounts receivable                            56,250              67,500
Increase in deferred income taxes (including
 regulatory assets and liabilities)                                   304,766              62,935
Changes in assets and liabilities:
  Increase in accounts receivable                                     (44,208)           (398,155)
  Decrease in recoverable income taxes                                 30,584                   -
  Decrease in materials and supplies                                    6,346              51,311
  Increase in prepaid expenses                                       (190,488)            (76,396)
  Increase (Decrease) in accounts payable,
   accrued expenses and other liabilities                             197,643            (428,072)
  (Decrease) in accrued interest and taxes                           (190,823)           (218,228)
  (Increase) decrease in other assets                                (238,144)            213,707
   Net cash provided by operating activities                        2,761,471           2,250,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                                          (3,302,315)         (3,851,209)
Customers' advances for construction and
 contributions in aid of construction                                 439,661             934,156
   Net cash (used in) provided by investing activities             (2,862,654)         (2,917,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements                      1,389,000           1,940,000
Issuance of common stock under dividend
 reinvestment plan                                                    269,023             305,824
Issuance of common stock under employee stock
 purchase plan                                                         57,991              53,865
Dividends paid                                                     (1,725,923)         (1,705,285)
Decrease in notes receivable                                          111,092              71,835
   Net cash used in financing activities                              101,183             666,239
Net decrease in cash and cash equivalents                                   -                   -
Cash and cash equivalents at beginning of period                            -                   -

Cash and cash equivalents at end of period                        $         -         $         -


Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                             $2,412,750         $ 2,165,948
  Income taxes                                                        619,151             949,746

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


2.  Earnings Per Share

   Earnings per share for the nine months ended September 30, 1996 and 1995 were based on weighted average shares outstanding of 640,206 and 631,127, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Net income for the three months ended September 30, 1996 was $537,454, a decrease of $170,410 compared to the three months ended September 30, 1995.

Operating revenues for the three months ended September 30, 1996 decreased $210,736 (5.1%) compared to the three months ended
September 30, 1995. The decrease resulted from lower consumption primarily in the commercial and industrial sectors during the third quarter of 1996 compared to third quarter 1995.

Operation and maintenance expenses, exclusive of depreciation and taxes, for the three months ended September 30, 1996 increased $75,087 or 4.3%. Increases in workers compensation costs, legal fees associated with union negotiations and pollution control, and maintenance of mains, hydrants, and pumping equipment were the main reasons for the increase. Reduced meter reading costs partially offset the increase.

Depreciation expense for the three months ended September 30, 1996 decreased $34,866 or 9.2% compared to 1995 as a result of lower rates. A re-evaluation of plant assets resulted in longer useful lines, and therefore, lower depreciation rates.

Federal and state income taxes for the three months ended September 30, 1996 decreased $83,916 compared to the three months ended
September 30, 1995 principally as a result of a decline in taxable net income.

Interest on long-term debt for the three months ended September 30, 1996 decreased $13,437 or 1.9% compared to the three months ended September 30, 1995. The decrease was related to the issuance of $4,300,000 5% Revenue Refunding Bonds to replace a like amount of bonds with an interest rate of 6.25% during the fourth quarter of 1995.

Interest on short-term debt for the three months ended September
30, 1996 increased $51,468 when compared to the same period in 1995. The increase is due to higher short-term debt outstanding during the three months ended September 30, 1996.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Net income for the nine months ended September 30, 1996 was $1,801,705, a decrease of $42,609 (2.3%) compared to the nine months ended September 30, 1995.

Subscription Offering

On August 3, 1996, the Company offered to holders of its common stock non-transferable subscription rights to purchase up to an aggregate of 80,000 shares of common stock. All shareholders were granted one subscription right for every 4 shares of common stock held of record as of August 1, 1996. Each subscription right entitled the holder to purchase one share at a purchase price of $67.45 per share. On October 17, 1996, subscription rights to purchase 79,981 shares were exercised.

Operating revenues for the nine months ended September 30, 1996 decreased $196,362 (1.7%) compared to the nine months ended September 30, 1995. Increased consumption and new customers within the residential sector caused an increase in revenue from the prior year of approximately 2.0%. An 11.6% reduction in commercial and industrial revenues, however, negated the increase.

Operations and maintenance expenses for the nine months ended September 30, 1996 were $75,037 higher than the same period in 1995 due to increased power costs and higher maintenance expenditures for mains and hydrants. Lower meter maintenance expenses partially offset the unfavorable variances.

Administrative and general expenses for the nine months ended September 30, 1996 decreased $120,103 (4.9%) compared to nine months ended September 30, 1995. Reduced cable meter reading fees, regulatory expense amortization, and a retroactive charge for postretirement benefits in 1995 all contributed to the favorable variance. Higher legal fees, workers compensation costs, and shareholder relations fees partially offset the decrease.

Depreciation expense for the nine months ended September 30, 1996 decreased $104,598 (9.2%) compared to the nine months ended September 30, 1995. A re-evaluation of plant assets resulted in longer useful lines, and therefore, lower depreciation rates.

Federal and state income taxes for the first nine months of 1996 decreased $130,411 when compared to the same period in 1995 principally as a result of a decrease in taxable net income.

Interest on long-term debt for the nine months ended September 30, 1996 decreased $40,312 compared to the nine months ended September 30, 1995. The decrease was related to the issuance of $4,300,000 5% Revenue Refunding Bonds to replace a like amount of bonds at a 6.25% interest rate during the fourth quarter of 1995.

Interest on short-term debt for the nine months ended September 30, 1996 increased $138,262 when compared to the same period in 1995.
The increase is due primarily to an increase in short-term debt outstanding during 1996 versus 1995.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on May 9, 1996 seeking a $1,534,393 increase in annual revenues. Effective September 5, 1996, the PPUC authorized an increase in rates designed to produce approximately $960,000 in additional annual revenues, an increase of 6.36%.

Liquidity and Capital Resources

During the first nine months of 1996, the per capita volume of water sold declined compared to the first nine months of 1995. The Company does not anticipate any further change in the level of water usage which would have a material impact on future results of operations.

During the nine months ended September 30, 1996, the Company had $3,302,315 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

The Company anticipates annual construction expenditures for 1996 and 1997 of approximately $5,457,000 and $3,662,000, respectively. The Company plans to finance such expenditures with a common stock subscription, internally generated funds, customers' advances, short-term borrowings and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

The Company has been granted an increase in rates by the PPUC to provide a fair rate of return on the capital expenditures associated with its 1996 construction projects.

During the first nine months of 1996, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1996 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan and employee stock purchase plan, a common stock subscription and customers' advances are used to satisfy the need for additional cash.

As of September 30, 1996, current liabilities exceeded current assets by $5,241,207. As of December 31, 1995, current liabilities exceeded current assets by $3,986,903. Generally, the Company finances a portion of its construction expenditures with borrowings against its lines of credit until such borrowings reach an amount which would justify issuing permanent financing. Accordingly, current liabilities frequently exceed current assets on the Company's balance sheets. Short-term borrowings from lines of credit as of September 30, 1996 were $5,553,000. The Company maintains lines of credit aggregating $12,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates. The Company is not required to maintain compensating balances on its lines of credit.

                       THE YORK WATER COMPANY


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         THE YORK WATER COMPANY




         /s/ William T. Morris
         William T. Morris
         Principal Executive
         Officer

Date:  November 15, 1996




         /s/ Jeffrey S. Osman
         Jeffrey S. Osman
         Principal Financial and
         Accounting Officer

Date:  November 15, 1996