Form 10-K
period 1996-12-31
YORK WATER CO
filed 1997-03-31
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
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

                 YES     X             NO

The aggregate market value of the Common Stock, par value $10 per share, held by nonaffiliates of the registrant (based on the bid price of such stock) on March 3, 1997 was $50,215,114.

As of March 3, 1997 there were 725,128 shares of Common Stock, par value $10 per share, outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 1997 Annual
Meeting of Shareholders are incorporated by reference into Part
III.

                               PART I

Item 1. Business.


(a)  General development of business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

(b)  Financial information about industry segments.

The Company operates in only one segment, the impounding, purification and distribution of water.

(c)  Narrative description of business.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission (PPUC). Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, East Prospect, West York, Manchester, Mount Wolf, Jacobus, Loganville, Yorkana, New Salem, Hallam, Seven Valleys, Jefferson, and portions of the Townships of Manchester, East Manchester, West Manchester, Springettsbury, Spring Garden, Springfield, York, North Codorus, Hellam, Windsor, Lower Windsor, Codorus, and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles. The Company's present average daily consumption is 18,593,000 gallons, and its present safe daily yield is 29,900,000 gallons.

The Company's service territory has an estimated population of 143,000. Industry of the area served is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning, barbells, etc. In the area served by the Company under the supervision of the PPUC there are no competitors.

The Company's business does not require large amounts of working capital and is not dependent upon any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 59%; commercial and industrial, 31%; other, 10%. The Company presently has 92 employees.

During the last five years ended in 1996, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

             1996      1995      1994       1993      1992
Average daily
consumption
(gallons
per day) 18,593,00019,657,000  19,660,00019,380,000  18,453,000
Miles of mains
 at year end    641       622         597       580         570
Distribution
 mains
 installed
  (ft.)      78,619    84,515      91,087    58,414      41,771
Number of
 customers   45,800    44,879      43,830    42,844      42,198
Population
 served     143,000   140,000     136,000   134,000     133,000

During 1996, the per capita volume of water sold did not significantly change compared to 1995. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

Item 2. Properties.

The accounting and executive offices of the Company are located in two two-story brick and masonry buildings, containing approximately 21,861 square feet of floor space, at 124 and 130 East Market
Street, York, Pennsylvania.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Since the average daily consumption in 1996 was 18,593,000 gallons, it can readily be seen that the present pumping and filtering facilities are adequate to meet the present demands.

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

The distribution system of the Company has approximately 641 miles of main water lines.

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


                               PART II

Item 5. Market for the Registrant's Common Stock and Related
        Security Holder Matters.

The information set forth under the caption "Security Market and Dividends" of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data.

The information set forth under the caption "Highlights of Our
181st Year" of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 1996 Annual Report to Shareholders is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data.

The following financial statements set forth in the 1996 Annual
Report to Shareholders are incorporated herein by reference:

Balance Sheets as of December 31, 1996  and 1995       Page  5
Statements of Income for Years Ended December 31,
 1996, 1995 and 1994                                   Page  6
Statements of Shareholders' Investment for Years
 Ended December 31, 1996, 1995 and 1994                Page  6
Statements of Cash Flows for Years Ended
 December 31, 1996, 1995 and 1994                      Page  7
Notes to Financial Statements                          Page  8
Independent Auditors' Report                           Page 12

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 1996 Annual Report to Shareholders is not deemed to be filed as part of this report. Selected quarterly financial data are not presented because the Company does not meet the tests set forth in Item 302 (a)(5) of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.


PART III

        Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1997 Annual Meeting of Shareholders to be held May 5,
1997 is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1997 Annual Meeting of Shareholders to be held May 5, 1997 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1997 Annual Meeting of
Shareholders to be held May 5, 1997 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1997 Annual Meeting of Shareholders to be held May 5, 1997 is incorporated herein by reference.
PART IV

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

                   INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of The York Water Company:

Under date of February 21, 1997, we reported on the balance sheets of The York Water Company as of December 31, 1996 and 1995, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG Peat Marwick LLP

Harrisburg, Pennsylvania
February 21, 1997

                                         THE YORK WATER COMPANY
                             SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                              Additions Charged to

                         Balance at                                      Balance
                         Beginning    Costs and  Other                   at End
    Description           of Year     Expenses   Accounts   Deductions   of Year
FOR THE YEAR ENDED DECEMBER 31, 1996:

 Reserve for uncollectible $90,000    $73,201   $  -        $73,201    $90,000
         accounts

FOR THE YEAR ENDED DECEMBER 31, 1995:

 Reserve for uncollectible $90,000    $67,319   $  -        $67,319    $90,000
         accounts

FOR THE YEAR ENDED DECEMBER 31, 1994:

 Reserve for uncollectible $90,000    $61,154   $  -        $61,154    $90,000
         accounts

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

By:/s/ William T. Morris       By: /s/ Jeffrey S. Osman
   William T. Morris               Jeffrey S. Osman
   (Principal Executive and        (Principal Accounting Officer)
   Financial Officer and Director)

Dated:                             Dated:


            Directors:                            Date

By: /s/ Irvin S. Naylor
   Irvin S. Naylor
      (Chairman)


By: /s/ Horace Keesey III
   Horace Keesey III


By: /s/ Chloe Eichelberger
   Chloe Eichelberger


By: /s/ Paul W. Ware
   Paul W. Ware


By: /s/ John L. Finlayson
   John L. Finlayson


By: /s/
   Frank Motter


By: /s/
   George Hay Kain, III


By: /s/ Michael W. Gang
   Michael W. Gang

                          INDEX TO EXHIBITS

Articles of Incorporation

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an exhibit to the
Company's Form S-3
dated July 1, 1996.

     3.1

By-Laws

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's Form
S-3 dated July 1,
1996.
     4.1

Optional Dividend Reinvestment
Plan

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as the Com-pany's
Form S-3 dated July
7, 1994.

     4.4

1986 Public Offering of Common
Stock

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as the Company's
Form S-2 dated
October 28, 1986.
     4.5

Employees' Stock Purchase Plan
Dated November 28, 1988

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's
Registration
Statement Form S-9
dated December 1988.
     4.6

Note Agreement Relative to the
$6,000,000 10.17% Senior
Notes, Series A and $5,000,000
9.60% Senior Notes, Series B
dated January 2, 1989

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's 1989
Form 10-K.
     4.8
Note Agreement Relative to the
$6,500,000 10.05% Senior
Notes, Series C dated August
15, 1990
Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's 1990
Form 10-K.
     4.10
1992 Public Offering of Common
Stock
Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as the Company's
Form S-3 dated April
15, 1992.
     4.11

Note Agreement Relative to the
$7,500,000 8.43% Senior Notes,
Series D dated December 15,
1992

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an exhibit to the
Company's 1992 Form
10-K.
     4.12

Fourth Supplemental
Acquisition, Financing and
Sale Agreement Relative to the
$2,700,000 4.75% Water
Facilities Revenue Refunding
Bonds dated February 1, 1994

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange commission
as an ex-hibit to
the Company's
Quarterly Report
Form 10-Q for the
quarter ended June
30, 1994.

     4.13

Fifth Supplemental
Acquisition, Financing and
Sale Agreement Relative to the
$4,300,000 5% Water Facilities
Revenue Refunding Bonds dated
October 1, 1995

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an exhibit to the
Company's Quarterly
Report Form 10-Q for
the quarter ended
September 30, 1995.
     4.14

Public Offering of Common
Stock

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as the Company's
Form S-3 dated July
1, 1996.
     10.1

Articles of Agreement Between
The York Water Company and
Springetts-bury Township
Relative to Extension of Water
Mains dated April 17, 1985
Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's 1989
Form 10-K.
     10.2
Articles of Agreement Between
The York Water Company and
Windsor Township Relative to
Extension of Water Mains dated
February 9, 1989
Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's 1989
Form 10-K.
     10.3
Articles of Agreement Between
The York Water Company and
Windsor Township, Yorkana
Borough, Modern Trash Removal
of York, Inc. and Lower
Windsor Township Relative to
Extension of Water Mains dated
July 18, 1989
Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's 1989
Form 10-K.
     10.4
Articles of Agreement Between
The York Water Company and
North Codorus Township
Relative to Extension of Water
Mains dated September 20, 1989
Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's 1990
Form 10-K.
     10.5
Articles of Agreement Between
The York Water Company and
York Township Relative to
Extension of Water Mains dated
December 29, 1989

Incorporated herein
by reference.  Filed
previously with the
Securities and
Exchange Commission
as an ex-hibit to
the Company's 1990
Form 10-K.

Common Shares Used in
Computing Earnings Per Share

Page 29

1996 Annual Report to
Shareholders

Page 30

Consent of Independent
Auditors

Page 31
     28.1

Undertakings Incorporated by
Reference into Registration
Statement Form S-8 Dated
December, 1988

                              EXHIBIT 3
                       THE YORK WATER COMPANY
                      ARTICLES OF INCORPORATION


The Articles of Incorporation of the Company have been filed previously with the Securities and Exchange Commission as an exhibit to the Company's Form S-3 dated July 1, 1996 and are hereby incorporated by reference.

                             EXHIBIT 3.1
                       THE YORK WATER COMPANY
                               BY-LAWS


The By-Laws of the company have been filed previously with the Securities and Exchange Commission as an exhibit to the Company's
Form S-3 dated July 1, 1996 and are hereby incorporated by reference.
                             EXHIBIT 4.1
                       THE YORK WATER COMPANY
                 OPTIONAL DIVIDEND REINVESTMENT PLAN


The Optional Dividend Reinvestment Plan has been filed previously with the Securities and Exchange Commission on Form S-3,
Registration Statement Under the Securities Act of 1933, dated July 7, 1994 and is hereby incorporated by reference.

                             EXHIBIT 4.4
                       THE YORK WATER COMPANY
                1986 PUBLIC OFFERING OF COMMON ST0CK


The 1986 Public Offering of Common Stock has been filed previously with the Securities and Exchange Commission as the Company's Form
S-2 dated October 28, 1986 and is hereby incorporated by reference.

                             EXHIBIT 4.5
                       THE YORK WATER COMPANY
                   EMPLOYEES' STOCK PURCHASE PLAN


The Employees' Stock Purchase Plan dated November 28, 1988 has been filed previously with the Securities and Exchange Commission as an exhibit to the Company's Registration Stateent Form S-8 dated
December, 1988 and is hereby incorporated by reference.

                             EXHIBIT 4.6
                       THE YORK WATER COMPANY
         SENIOR NOTES, SERIES A AND SERIES B NOTE AGREEMENT


The Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 Adjusted Rate Senior Notes, Series B dated January 2, 1989 has been filed previously with the Securities and Exchange Commission on Form 10-K dated March 26, 1990, and is hereby incorporated by reference.

                             EXHIBIT 4.8
                       THE YORK WATER COMPANY
                SENIOR NOTES, SERIES C NOTE AGREEMENT


The Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990 has been filed previously with the Securities and Exchange Commission on Form 10-K dated March 25,
1991, and is hereby incorporated by reference.

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

                            EXHIBIT 4.13
                       THE YORK WATER COMPANY
        5% WATER FACILITIES REVENUE REFUNDING BONDS AGREEMENT


The Fifth Supplemental Acquisition, Financing and Sale Agreement relative to the $4,300,000 5% Water Facilities Revenue Refunding
Bonds dated October 1, 1995 is attached hereto.

                            EXHIBIT 4.14
                       THE YORK WATER COMPANY
                1996 PUBLIC OFFERING OF COMMON STOCK


The 1996 Public Offering of Common Stock has been filed previously with the Securities and Exchange Commission as the Company's Form
S-3 dated July 1, 1996 and is hereby incorporated by reference.

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

                             EXHIBIT 11
                       THE YORK WATER COMPANY
                       COMMON SHARES USED IN
                         COMPUTING EARNINGS
                             PER SHARE



                     1996     1995     1994     1993    1992

Common shares
outstanding,
beginning of
the year            637,374  629,684 621,817  613,889  551,243

Weighted average
shares issued in
connection with 1996
stock subscription   16,608        -       -        -        -

Weighted average
shares issued in
connection with 1992
stock subscription        -        -     -        -     29,774

Weighted average
shares issued in
connection with the
Employee Stock
Purchase Plan           436      430     406      398      399

Weighted average
shares issued in
connection with the
Optional Dividend
Reinvestment Plan     2,473    2,481   2,620    2,617    2,526

                    656,891  632,595 624,843  616,904  583,942

                             EXHIBIT 13
                       THE YORK WATER COMPANY
                 1996 ANNUAL REPORT TO SHAREHOLDERS


The York Water Company's 1996 Annual Report to Shareholders is attached hereto.

                             EXHIBIT 23
                   CONSENT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of The York Water Company:

We consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3 (Optional Dividend Reinvestment
Plan) and No. 33-26180 on Form S-8 (Employees' Stock Purchase Plan) of The York Water Company of our report dated February 21, 1997, relating to the balance sheets of The York Water Company as of December 31, 1996 and 1995, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1996, and related schedule, which report appears in the December 31, 1996 annual report to shareholders and is incorporated by reference in the annual report on Form 10-K of The York Water Company.

We also consent to incorporation by reference in the registration state-ments No. 2-80547 on Form S-3 (Optional Dividend Reinvestment Plan) and No. 33-26180 on Form S-8 (Employees' Stock Purchase Plan) of The York Water Company of our report dated February 21, 1997, relating to the financial statement schedule as listed in Item 14(a) of the Company's December 31, 1996 annual report on Form 10-K, which report appears in such annual report on Form 10-K.

                                                KPMG Peat Marwick LLP

Harrisburg, Pennsylvania
March 31, 1997




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

Item 9.  Undertakings.

 (a)  The undersigned registrant hereby undertakes:

      Insofar as indemnification for liabilities rising under the Securities Act of 1933 (the
      "Securities Act") may be permitted to
      directors, officers or persons controlling the registrant pursuant to the provisions described in this registration statement, or otherwise, The York Water Company (the
      "Company") has been advised that in the
      opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
      In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.