Form 10-Q
period 1997-03-31
YORK WATER CO
filed 1997-05-06
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997        Commission File No. 0-690


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

    Common stock, $10 par value      727,209 Shares outstanding
                                     as of March 31, 1997

                      THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheet
                                            (Unaudited)
                                        As Of         As of
                                    Mar.31, 1997  Dec. 31, 1996

UTILITY PLANT, at original cost     $94,099,446    $93,492,775
Less-Reserve for depreciation        13,557,663     13,158,637
                                     80,541,783     80,334,138

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $61,584 in 1997 and $60,326 in 1996    419,887        421,145


CURRENT ASSETS:
Cash and Cash Equivalents               465,800        694,491
Receivables, less reserves of
 $90,000 in 1997 and in 1996          2,479,160      2,523,510
Recoverable income taxes                      -        159,203
Materials and supplies, at cost         303,656        302,821
Prepaid expenses                        131,009        221,402
Deferred income taxes                    61,377         61,377
                                      3,441,002      3,962,804

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,717,798      1,680,286
Deferred debt expense                   465,577        474,049
Deferred rate case expense              121,243        142,385
Notes receivable                        949,184        990,448
Deferred regulatory assets            7,834,938      7,827,988
Other                                   968,672        903,191
                                     12,057,412     12,018,347

                                    $96,460,084    $96,736,434

                       THE YORK WATER COMPANY
                            Balance Sheet

                                  (Unaudited)
                                      As Of         As Of
                                  Mar.31, 1997   Dec. 31, 1996
CAPITALIZATION
Common stock, par value $10 per
 share, authorized 1,200,000 shares
 in 1997 and in 1996, outstanding
 727,209 shares in 1997 and 725,131
 shares in 1996                    $ 7,272,093    $ 7,251,308
Capital surplus                     18,641,666     18,524,331
Earnings retained in the business    2,340,701      2,227,118
                                    28,254,460     28,002,757

LONG-TERM DEBT
5.0% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2010                     4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                            6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                            6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019 5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022 7,500,000      7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009           2,700,000      2,700,000
                                    32,000,000     32,000,000

CURRENT LIABILITIES
Short-term borrowings                  600,000      1,237,000
Accounts payable                       166,665        376,469
Dividends payable                      532,437        531,977
Accrued taxes                          570,153        117,668
Advance water revenues                 170,477        164,256
Accrued interest                       483,774        675,761
Other accrued expenses                 413,575        391,483
                                     2,937,081      3,494,614

DEFERRED CREDITS
Customers' advances for construction15,604,420     15,471,245
Contributions in aid of construction 5,606,358      5,606,358
Deferred income taxes                9,605,783      9,744,675
Deferred regulatory liabilities      1,528,582      1,528,582
Deferred employee benefits             923,400        888,203
                                    33,268,543     33,239,063

                                   $96,460,084    $96,736,434

                         THE YORK WATER COMPANY
                        Statements of Income

                                   (Unaudited)   (Unaudited)
                                  Three Months Ended March 31
                                      1997          1996

WATER OPERATING REVENUES
Residential                        $2,351,598   $2,202,573
Commercial and industrial           1,252,868    1,151,396
Other                                 402,410      320,430
                                    4,006,876    3,674,399
OPERATING EXPENSES
Operation and maintenance             796,010      784,023
Administrative and general            702,284      769,640
                                    1,498,294    1,553,663

Depreciation                          388,084      403,600
Taxes other than income taxes         263,297      258,005
Federal and state income taxes        402,096      270,468
                                    2,551,771    2,485,736

                 Operating Income   1,455,105    1,188,663

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term debt            679,738      679,738
Interest on interim bank loans         16,351       75,375
Allowance for funds used during
 construction                          (3,225)     (35,114)
Other income, net                      (3,958)     (49,010)
                                      688,906      670,989

                 Net Income        $  766,199   $  517,674

Earnings Per Share                      $1.05        $0.81

Cash Dividends Per Share                $0.90        $0.90
                                  THE YORK WATER COMPANY

                                 Statements of Cash Flows


                                  (Unaudited)         (Unaudited)
                                 Three Months        Three Months
                                    Ended               Ended
                               March 31, 1997      March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                         $  766,199         $  517,674
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                          388,084            403,600
Provision for losses on accounts
 receivable                            22,500             22,500
(Decrease) increase in deferred
 income taxes (including regulatory
 assets and liabilities)             (145,842)           162,077
Changes in assets and liabilities:
  Decrease in accounts receivable      21,850            172,007
  Decrease in recoverable income taxes 59,203             96,123
  (Increase) decrease in materials and
  supplies                               (835)            19,741
  Decrease (increase) in prepaid
  expenses and prepaid pension costs   52,881             (8,471)
  Decrease in accounts payable,
  accrued expenses, other liabilities
  and deferred employee benefits     (145,834)          (173,142)
  Increase (decrease) in accrued
  interest and taxes                  260,498           (148,740)
  Increase in other assets            (12,915)           (18,073)
   Net cash provided by operating
   activities                       1,365,789          1,045,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of temporary
 investments                       (1,333,000)                 -
Maturities of temporary investments 1,333,000                  -
Construction expenditures            (617,423)          (681,706)
Customers' advances for construction
 and contributions in aid of
 construction                         133,175             34,435
   Net cash used in investing
   activities                        (484,248)          (647,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under
 line-of-credit agreements           (637,000)            31,000
Issuance of common stock under
 dividend  reinvestment plan          119,587            104,697
Issuance of common stock under
 employee stock  purchase plan         18,533             18,411
Dividends paid                       (652,616)          (573,634)
Decrease in notes receivable           41,264             21,501
   Net cash used in financing
   activities                      (1,110,232)          (398,025)
Net decrease in cash and cash
 equivalents                         (228,691)                 -
Cash and cash equivalents at
 beginning of period                  694,491                  -

Cash and cash equivalents at end
 of period                         $  465,800         $        -


Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest, net of amounts
  capitalized                      $  884,852         $  905,735
  Income taxes                         60,614             86,735

/TABLE

                          THE YORK WATER COMPANY

                Notes to Interim Financial Statements




1.  Interim Financial Information

   The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 1996.


2.  Earnings Per Share

   Earnings per share for the three months ended March 31, 1997 and 1996 were based on weighted average shares outstanding of 726,697 and 638,770, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations


Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996


Water operating revenues for the three months ended March 31, 1997 increased $332,477 or 9.0% compared to the three months ended March 31, 1996. The increase resulted primarily from an increase in rates of 6.0% approved by the Pennsylvania Public Utility Commission (PPUC) effective September 5, 1996. Consumption was up in both the residential and industrial sectors, despite an overall decline.

Operating expenses, exclusive of depreciation and taxes, for the three months ended March 31, 1997 decreased $55,369 or 3.6%. Decreases in maintenance of structures, maintenance of pumping equipment and meter reading expenses, as well as a workers compensation credit caused the favorable variance. Increases in power costs and filter plant equipment maintenance partially offset the variance.

Federal and state income taxes for the three months ended March
31, 1997 increased $131,628 or 48.7% compared to the three months ended March 31, 1996 principally as a result of an increase in taxable net income.

Interest on short-term debt for the three months ended March 31, 1997 declined $59,024 when compared to the same period in 1996.
The decline is due to a decrease in the average short-term debt outstanding from approximately $4,290,000 in 1996 to approximately $932,000 in 1997.

Allowance for funds used during construction was $31,889 lower during the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. In 1996, interest was capitalized on two large main extensions, the Loganville standpipe, and the basin covers. No such large projects occurred during the first three months of 1997.

Other income, net for the first three months of 1997 decreased
$45,052 or 91.9% when compared to the first three months of 1996.
The decrease was due to increased donations and a 1996 adjustment to amortization of debt expense.


Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on May 9, 1996 seeking a $1,534,393 increase in annual revenues. Effective September 5, 1996, the PPUC authorized an increase in rates designed to produce approximately $960,000 in additional annual revenues, an increase of approximately 6.0%.

Liquidity and Capital Resources

During the first three months of 1997, the per capita volume of water sold did not significantly change compared to the first three months of 1996. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the first quarter of 1997, the Company had $617,423 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first quarter of 1997, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1997 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are used to satisfy the need for additional cash.

As of March 31, 1997, current assets exceeded current liabilities by $503,921. Short-term borrowings from lines of credit as of March 31, 1997 were $600,000. The Company maintains lines of credit aggregating $15,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

On May 5, 1997, the Company's shareholders approved amendments to the existing Articles of Incorporation. The approved amendments
(i) increased the authorized capital stock of the Company from 1,200,000 shares of common stock, par value $10.00 to 6,500,000 shares, divided into 6,000,000 shares of common stock, without par value, and 500,000 shares of Series Preferred Stock, without par value; (ii) eliminate the concept of par value of the capital stock; and (iii) delete certain provisions relating to dividends and shares in distribution and common stock in order to allow for the possible future issuance of Series Preferred Stock.

On May 5, 1997, the Company's Board of Directors declared a four-for-one stock split for shareholders of record on June 2, 1997, in conjunction with the increase in authorized shares. The declared stock split is subject to the approval of the PPUC. The Company's management expects to receive PPUC approved registration of its four-for-one stock split on May 22, 1997. Shareholders of record will receive three additional shares of common stock for each share owned. The transaction will have no effect on total stockholders' equity.


Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. This statement is not expected to have a material impact on the Company's financial statements.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997. This statement is not expected to have a material impact on the Company's financial statements.

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




                             THE YORK WATER COMPANY






                             William T. Morris
                             Principal Executive
                             Officer

Date:  May 6, 1997






                             Jeffrey S. Osman
                             Principal Financial and
                             Accounting Officer

Date:  May 6, 1997