Form 10-Q
period 1997-06-30
YORK WATER CO
filed 1997-08-11
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997         Commission File No. 0-690


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

    Common stock, No par value       2,915,547 Shares outstanding
                                     as of June 30, 1997

                     THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheets
                                            (Unaudited)
                                        As Of         As of
                                    June 30,1997  Dec. 31, 1996

UTILITY PLANT, at original cost     $94,697,153    $93,492,775
Less-Reserve for depreciation        13,778,346     13,158,637
                                     80,918,807     80,334,138

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $62,740 in 1997 and $60,326 in 1996    496,624        421,145

CURRENT ASSETS:
Cash and Cash Equivalents                19,591        694,491
Receivables, less reserves of $90,000
 in 1997 and in 1996                  2,562,357      2,523,510
Recoverable income taxes                      -        159,203
Materials and supplies, at cost         315,452        302,821
Prepaid expenses                        274,311        221,402
Deferred income taxes                    61,377         61,377
                                      3,233,088      3,962,804

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,755,310      1,680,286
Deferred debt expense                   457,106        474,049
Deferred rate case expense               99,847        142,385
Notes receivable                        940,527        990,448
Deferred regulatory assets            7,834,938      7,827,988
Other                                   981,140        903,191
                                     12,068,868     12,018,347

                                    $96,717,387    $96,736,434

                       THE YORK WATER COMPANY
                            Balance Sheets
                                  (Unaudited)
                                      As Of         As Of
                                  June 30,1997   Dec. 31, 1996
CAPITALIZATION
Common stock, no par value,
 authorized 6,000,000 shares in
 1997 and 4,800,000 shares in
 1996, outstanding 2,915,547
 shares in 1997 and 2,900,524
 shares in 1996                    $26,055,424   $25,775,639
Earnings retained in the business    2,472,319     2,227,118
                                    28,527,743    28,002,757
LONG-TERM DEBT
5.0% Ind. Dev. Auth. Rev.
 Refund Bonds, due 2010              4,300,000     4,300,000
10.05% Senior Notes, Series C,
 due 2020                            6,500,000     6,500,000
10.17% Senior Notes, Series A,
 due 2019                            6,000,000     6,000,000
9.6% Senior Notes, Series B,due 2019 5,000,000     5,000,000
8.43% Senior Notes,Series D,due 2022 7,500,000     7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009           2,700,000     2,700,000
                                    32,000,000    32,000,000
CURRENT LIABILITIES
Short-term borrowings                        -     1,237,000
Accounts payable                       295,376       376,469
Dividends payable                      533,018       531,977
Accrued taxes                          330,083       117,668
Advance water revenues                 181,679       164,256
Accrued interest                       675,761       675,761
Other accrued expenses                 373,170       391,483
                                     2,389,087     3,494,614
DEFERRED CREDITS
Customers' advances for construction16,117,757    15,471,245
Contributions in aid of construction 5,606,920     5,606,358
Deferred income taxes                9,587,808     9,744,675
Deferred regulatory liabilities      1,528,582     1,528,582
Deferred employee benefits             959,490       888,203
                                    33,800,557    33,239,063
                                   $96,717,387   $96,736,434

                                   THE YORK WATER COMPANY
                                    Statements of Income

                                  (Unaudited)       (Unaudited)
                             Three Months Ended  Six Months Ended
                                     June 30           June 30
                            1997       1996      1997        1996
WATER OPERATING REVENUES
Residential           $2,457,077 $2,278,826 $4,808,675 $4,481,399
Commercial and
 industrial            1,278,722  1,220,073  2,531,590  2,371,469
Other                    424,306    373,397    826,716    693,827
                       4,160,105  3,872,296  8,166,981  7,546,695
OPERATING EXPENSES
Operation and
 maintenance             972,281    837,233  1,768,291  1,621,256
Administrative and
 general                 822,707    742,924  1,524,991  1,512,564
                       1,794,988  1,580,157  3,293,282  3,133,820

Depreciation             388,085    281,627    776,169    685,227
Taxes other than
 income taxes            252,580    234,888    515,877    492,893
Federal and state
 income taxes            317,755    312,945    719,851    583,413
                       2,753,408  2,409,617  5,305,179  4,895,353

 Operating Income      1,406,697  1,462,679  2,861,802  2,651,342
INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term
 debt                    679,737    679,737  1,359,475  1,359,475
Interest on short-
 term debt                 9,161     75,831     25,512    151,206
Allowance for funds
 used during
 construction             (6,277)   (22,926)    (9,502)  (58,040)
Other income, net        (62,029)   (16,540)   (65,987)  (65,550)
                         620,592    716,102  1,309,498  1,387,091

      Net Income      $  786,105 $  746,577 $1,552,304 $1,264,251

Earnings Per Share          $.27       $.29       $.53       $.49
Cash Dividends Per Share    $.23       $.23       $.45       $.45

                                      THE YORK WATER COMPANY
                                     Statements of Cash Flows


                                    (Unaudited)       (Unaudited)
                                     Six Months        Six Months
                                       Ended             Ended
                                   June 30, 1997    June 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                          $1,552,304      $1,264,251
Adjustments to reconcile net
 income to net cash provided by
 operating activities
Depreciation                           776,169         685,227
Provision for losses on accounts
 receivable                             45,000          45,000
(Decrease) increase in deferred
 income taxes (including regulatory
 assets and liabilities)              (163,817)        282,494
Changes in assets and liabilities:
  Increase in accounts receivable      (83,847)        (45,918)
  Decrease (increase) in recoverable
   income taxes                        159,203         (47,465)
  (Increase) decrease in materials
   and supplies                        (12,631)         28,473
  Increase in prepaid expenses and
   prepaid pension costs              (127,933)       (214,453)
  (Decrease) increase in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                             (9,655)        136,723
  Increase (decrease) in accrued
   interest and taxes                  212,415         (15,913)
  Decrease (increase) in other
   assets                               14,851        (154,531)
   Net cash provided by operating
   activities                        2,362,059       1,963,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures          (1,469,636)     (2,011,361)
Customers' advances for
 construction and contributions
 in aid of construction               647,074         156,610
   Net cash used in investing
    activities                       (822,562)     (1,854,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under
 line-of-credit agreements         (1,237,000)        720,000
Issuance of common stock under
 dividend reinvestment plan           240,462         201,762
Issuance of common stock under
 employee stock purchase plan          39,323          38,704
Dividends paid                     (1,307,103)     (1,148,932)
Decrease in notes receivable           49,921          79,329
   Net cash used in financing
   activities                      (2,214,397)       (109,137)
Net decrease in cash and cash
 equivalents                         (674,900)              -
Cash and cash equivalents at
 beginning of period                  694,491               -

Cash and cash equivalents at end
 of period                        $    19,591     $         -

Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                     $1,378,194      $1,479,499
  Income taxes                        546,217         449,837

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


2.  Earnings Per Share

     Earnings per share for the six months ended June 30, 1997 and 1996 were based on weighted average shares outstanding of 2,910,164 and 2,558,912, respectively.


3. On May 5, 1997, the Company's shareholders approved amendments to the existing Articles of Incorporation. The approved amendments (i) increased the authorized capital stock of the Company from 1,200,000 shares of common stock, par value $10.00 to 6,500,000 shares. (6,000,000 shares of common stock, without par value, and 500,000 shares of Series Preferred Stock, without par value); (ii) eliminate the concept of par value of the capital stock; and (iii) delete certain provisions relating to dividends and shares in distribution and common stock in order to allow for the possible future issuance of Series Preferred Stock.

4. On May 5, 1997, the Company's Board of Directors declared a four-for-one stock split for shareholders of record on June 2, 1997, in conjunction with the increase in authorized shares. The stock was distributed on June 10, 1997. Shareholders of record received three additional shares of common stock for each share owned. The transaction had no effect on total stockholders' equity. All per share amounts in this report have been restated to reflect the effect of the stock split.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

Water operating revenues for the three months ended June 30, 1997 increased $287,809 or 7.4% compared to the three months ended June 30, 1996. The increase resulted primarily from an increase in rates of 6.0% approved by the Pennsylvania Public Utility Commission (PPUC) effective September 5, 1996. Consumption was up in the residential, commercial and public sectors, while industrial consumption declined.

Operating expenses, exclusive of depreciation and taxes, for the three months ended June 30, 1997 increased $214,831 or 13.6%. Increases in maintenance and repairs which include parking lot maintenance, maintenance of mains, services and hydrants, technical support for the mapping system, and increased electric expense contributed to the increase. A decline in meter maintenance partially offset the increase.

In the administrative and general area, additional legal fees associated with the stock split and the amendments to the dividend reinvestment and employee stock purchase plans were incurred. The Company portion of 401k expenses also rose in 1997 due to the participation of union employees and a higher Company match, as a result of a plan amendment, for general and administrative employees. Expenses for 1996 were abnormally low due to a one-time credit for general liability and workers compensation insurance. These increases were partially offset by lower collection and office supply expenses.

Depreciation expense for the three months ended June 30, 1997 increased $106,458 or 37.8% compared to 1996 as a result of increased depreciable plant.

Interest on short-term debt for the three months ended June 30, 1997 declined $66,670 when compared to the same period in 1996.
The decline was due to a decrease in the average short-term debt outstanding from approximately $4,300,000 in 1996 to approximately $448,000 in 1997.

Six Months Ended June 30, 1997 Compared
with Six Months Ended June 30, 1996

Net income for the six months ended June 30, 1997 was $1,552,304, an increase of $288,053 (22.8%) compared to the six months ended
June 30, 1996.

Water operating revenues for the six months ended June 30, 1997 increased $620,286 (8.2%) compared to the six months ended June 30, 1996. The increase resulted primarily from an increase in rates of 6.0% approved by the PPUC effective September 5, 1996. Consumption was up in both the residential and public sectors, despite an overall decline.

Operating expenses, exclusive of depreciation and taxes, for the six months ended June 30, 1997 increased $159,462 or 5.1%.
Increases in electric, maintenance of mains, services and hydrants, maintenance of structures (parking lot), and maintenance of filter plant equipment were the primary causes for the increase.

In addition, legal fees associated with the stock split were incurred and the Company portion of 401k expenses was higher in 1997 due to the participation of union employees, and a higher Company match, as a result of a plan amendment, for general and administrative employees. Expenses for 1996 were abnormally low due to a one-time credit for general liability and workers compensation insurance.

The unfavorable variances were partially offset by lower pumping equipment maintenance, meter reading expenses and office supply expenses.

Depreciation expense for the six months ended June 30, 1997 increased $90,942 or 13.2% compared to 1996 as a result of increased depreciable plant.

Federal and state income taxes for the six months ended June 30, 1997 increased $136,438 or 23.4% compared to the six months ended
June 30, 1996 principally as a result of an increase in taxable net income.

Interest on short-term debt for the six months ended June 30, 1997 declined $125,694 when compared to the same period in 1996.
The decline was due to a decrease in the average short-term debt outstanding from approximately $4,300,000 in 1996 to approximately $690,000 in 1997.

Allowance for funds used during construction was $48,538 lower during the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. In 1996, interest was capitalized on two large main extensions, as well as the Loganville standpipe, the basin covers, Glen Rock Borough, and the new downtown office building. No such large projects occurred during the first six months of 1997.

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

Liquidity and Capital Resources

During the first half of 1997, the per capita volume of water sold did not significantly change compared to the first half of 1996. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the six months ended June 30, 1997, the Company incurred $1,469,636 of construction expenditures. The Company financed such expenditures primarily through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first half of 1997, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1997 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are used to satisfy the need for additional cash.

As of June 30, 1997, current assets exceeded current liabilities by $844,001. As of June 30, 1997, there were no short-term borrowings from lines of credit. The Company maintains lines of credit aggregating $15,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

On May 5, 1997, the Company's shareholders approved amendments to the existing Articles of Incorporation. The approved amendments
(i) increased the authorized capital stock of the Company from 1,200,000 shares of common stock, par value $10.00 to 6,500,000 shares. (6,000,000 shares of common stock, without par value, and 500,000 shares of Series Preferred Stock, without par value);
(ii) eliminate the concept of par value of the capital stock; and
(iii) delete certain provisions relating to dividends and shares in distribution and common stock in order to allow for the possible future issuance of Series Preferred Stock.

On May 5, 1997, the Company's Board of Directors declared a four-for-one stock split for shareholders of record on June 2, 1997, in conjunction with the increase in authorized shares. The stock was distributed on June 10, 1997. Shareholders of record received three additional shares of common stock for each share owned. The transaction had no effect on total stockholders' equity. All per share amounts in this report have been restated to reflect the effect of the stock split.

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future. The Company cautions that a number of important factors could cause the actual results to differ materially from those expressed in any forward-looking statements made on behalf of the Company.

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

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements, and are effective for years beginning after December 15, 1997 Adoption of these statements is not expected to have a material effect on the Company's financial statements.

In January 1997, the Securities and Exchange Commission amended regulations and forms, including regulations S-X and S-K, to clarify and expand existing disclosure requirements about accounting policies for certain derivative instruments, and to add new disclosure requirements about the risk of loss from changes in market rates or prices which are inherent in derivatives. Adoption by the Company of the disclosure requirements relating to risk of loss, which requirements are effective for fiscal years ending after June 15, 1998, are not expected to have a material effect on the Company's financial statements.

                       THE YORK WATER COMPANY
                     Part II - Other Information

Item 4.  Results of Votes of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 5, 1997 at the office of the Company, 130 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

     (1) To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

            Frank Motter  George Hay Kain, III  Michael W. Gang

For election  575,447.297      576,452.012        572,270.523
Shares withheld 4,777.333        3,691.532          6,306.139


The following Directors' terms of office continued after the Annual Meeting.

          Irvin S. Naylor          Paul W. Ware
          William T. Morris        John L. Finlayson
          Horace Keesey III        Chloe R. Eichelberger


     (2) To appoint KPMG Peat Marwick LLP as independent accountants to audit the books and accounts of the Company for the year 1997.

The actions taken by the Shareholders concerning the appointment of KPMG Peat Marwick LLP as independent accountants are as follows:

          For Approval             571,997.566
          Against Approval           3,043.780
          Abstaining From Voting     3,358.950


     (3) To amend and restate the Articles of Incorporation of the Company.

          For Approval             511,475.611
          Against Approval          29,494.025
          Abstaining From Voting     6,914.660

                      THE YORK WATER COMPANY



Item 6.  Exhibits and Reports on Form 8-K


The Company filed a report on Form 8-K on May 5, 1997, which included a statement regarding the four-for-one stock split, the increase in authorized capital, and the elimination of par value of the capital stock.




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




                                  THE YORK WATER COMPANY




                                  William T. Morris
                                  Principal Executive
                                  Officer

Date:  August 11, 1997




                                  Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  August 11, 1997