Form 10-Q
period 1997-09-30
YORK WATER CO
filed 1997-11-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997    Commission File No. 0-690


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

    Common stock, no par value       2,924,310 Shares outstanding
                                      as of September 30, 1997

                     THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Balance Sheets
                                            (Unaudited)
                                        As Of         As of
                                    Sept.30,1997  Dec. 31, 1996

UTILITY PLANT, at original cost     $95,872,249    $93,492,775
Less-Reserve for depreciation        14,103,564     13,158,637
                                     81,768,685     80,334,138
OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $63,999 in 1997 and $60,326 in 1996    495,365        421,145

CURRENT ASSETS:
Cash and Cash Equivalents               132,997        694,491
Receivables, less reserves of
 $90,000 in 1997 and 1996             2,667,408      2,523,510
Recoverable income taxes                      -        159,203
Materials and supplies, at cost         300,458        302,821
Prepaid expenses                        280,246        221,402
Deferred income taxes                    61,377         61,377
                                      3,442,486      3,962,804

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,792,822      1,680,286
Deferred debt expense                   448,634        474,049
Deferred rate case expense               78,451        142,385
Notes receivable                        947,074        990,448
Deferred regulatory assets            7,834,938      7,827,988
Other                                   934,732        903,191
                                     12,036,651     12,018,347

                                    $97,743,187    $96,736,434

                     THE YORK WATER COMPANY
                           Balance Sheets
                                   (Unaudited)
                                       As Of         As Of
                                   Sept.30,1997   Dec. 31, 1996
CAPITALIZATION
Common stock, no par value,
 authorized 6,000,000 shares in
 1997 and 4,800,000 shares in 1996,
 outstanding 2, 924,310 shares in
 1997 and 2,900,524 shares in 1996  $26,247,969    $25,775,639
Earnings retained in the business     2,753,258      2,227,118
                                     29,001,227     28,002,757
LONG-TERM DEBT
5.0% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2010                      4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                             6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                             6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019  5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022  7,500,000      7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009            2,700,000      2,700,000
                                     32,000,000     32,000,000
CURRENT LIABILITIES
Short-term borrowings                   339,000      1,237,000
Accounts payable                        225,083        376,469
Dividends payable                       496,498        531,977
Accrued taxes                           368,003        117,668
Advance water revenues                  194,638        164,256
Accrued interest                        483,774        675,761
Other accrued expenses                  340,012        391,483
                                      2,447,008      3,494,614
DEFERRED CREDITS
Customers' advances for construction 16,484,168     15,471,245
Contributions in aid of construction  5,606,920      5,606,358
Deferred income taxes                 9,650,148      9,744,675
Deferred regulatory liabilities       1,528,582      1,528,582
Deferred employee benefits            1,025,134        888,203
                                     34,294,952     33,239,063
                                    $97,743,187    $96,736,434

                                   THE YORK WATER COMPANY
                                    Statements of Income

                         (Unaudited)              (Unaudited)
                      Three Months Ended        Nine Months Ended
                           Sept. 30                 Sept. 30
                         1997       1996        1997        1996
WATER OPERATING REVENUES
Residential           $2,718,675 $2,326,006 $7,527,350 $6,807,405
Commercial and
 industrial            1,442,767  1,207,861  3,974,357  3,579,330
Other                    451,465    387,572  1,278,181  1,081,399
                       4,612,907  3,921,439 12,779,888 11,468,134
OPERATING EXPENSES
Operation and
 maintenance           1,066,201    991,599  2,834,492  2,612,855
Administrative and
 general                 822,852    840,635  2,347,843  2,353,199
                       1,889,053  1,832,234  5,182,335  4,966,054

Depreciation             388,085    342,613  1,164,254  1,027,840
Taxes other than
 income taxes            263,168    227,531    779,045    720,424
Federal and state
 income taxes            524,469    281,387  1,244,320    864,800
                       3,064,775  2,683,765  8,369,954  7,579,118

 Operating Income      1,548,132  1,237,674  4,409,934  3,889,016

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term
 debt                    679,738    679,738  2,039,213  2,039,213
Interest on short-term
 debt                      2,158     97,107     27,670    248,313
Allowance for funds used
 during construction     (12,140)   (28,960)   (21,642)  (87,000)
Other income, net        (73,132)   (47,665)  (139,119) (113,215)
                         596,624    700,220  1,906,122  2,087,311

 Net Income           $  951,508 $  537,454 $2,503,812 $1,801,705


Earnings Per Share          $.33       $.22       $.86       $.71
Cash Dividends Per Share    $.23       $.23       $.68       $.68
/TABLE

                                         THE YORK WATER COMPANY
                                        Statements of Cash Flows


                                      (Unaudited)     (Unaudited)
                                      Nine Months     Nine Months
                                        Ended           Ended
                                     Sept.30, 1997  Sept.30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $2,503,812    $ 1,801,705
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation                            1,164,254      1,027,840
Provision for losses on accounts
 receivable                                73,500         56,250
(Decrease) increase in deferred
 income taxes (including regulatory
 assets and liabilities)                 (101,477)       304,766
Changes in assets and liabilities:
  Increase in accounts receivable        (217,398)       (44,208)
  Decrease in recoverable income taxes    159,203         30,584
  Decrease in materials and supplies        2,363          6,346
  Increase in prepaid expenses and
   prepaid pension costs                 (171,380)      (190,488)
  (Decrease) increase in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                               (71,023)       197,643
  Increase (decrease) in accrued
   interest and taxes                      58,348       (190,823)
  Decrease (increase) in other assets     112,176       (238,144)
   Net cash provided by operating
    activities                          3,512,378      2,761,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures              (2,727,389)    (3,302,315)
Customers' advances for construction
 and contributions in aid of
 construction                           1,013,485        439,661
   Net cash used in investing
   activities                          (1,713,904)    (2,862,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments)/borrowings under
 line-of-credit agreements               (898,000)     1,389,000
Issuance of common stock under
 dividend reinvestment plan               413,205        269,023
Issuance of common stock under
 employee stock purchase plan              59,125         57,991
Dividends paid                         (1,977,672)    (1,725,923)
Decrease in notes receivable               43,374        111,092
   Net cash (used in)/provided by
   financing activities                (2,359,968)       101,183
Net decrease in cash and cash
 equivalents                             (561,494)             -
Cash and cash equivalents at beginning
 of period                                694,491              -

Cash and cash equivalents at end
 of period                             $  132,997     $        -


Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest, net of amounts capitalized $2,241,957     $2,412,750
  Income taxes                          1,029,567        619,151

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

2.   Earnings Per Share

     Earnings per share for the nine months ended September 30, 1997 and 1996 were based on weighted average shares outstanding of 2,912,372 and 2,560,824, respectively.

3.   Articles of Incorporation

     On May 5, 1997, the Company's shareholders approved amendments to the existing Articles of Incorporation. The approved amendments (i) increased the authorized capital stock of the Company from 1,200,000 shares of common stock, par value $10.00 to 6,500,000 shares (6,000,000 shares of common stock, without par value, and 500,000 shares of Series Preferred Stock, without par value); (ii) eliminate the concept of par value of the capital stock; and (iii) delete certain provisions relating to dividends and shares in distribution and common stock in order to allow for the possible future issuance of Series Preferred Stock.

4.   Stock Split

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

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Water operating revenues for the three months ended September 30, 1997 increased $691,468 or 17.6% compared to the three months ended September 30, 1996. Part of the increase resulted from an increase in consumption, with August 1997 consumption being recorded at our highest level since September 1995. The remaining increase resulted from an increase in rates of 6.0% approved by the Pennsylvania Public Utility Commission (PPUC) effective September 5, 1996.

Operating expenses, exclusive of depreciation and taxes, for the three months ended September 30, 1997 increased $56,819 or 3.1%. Expenses incurred in relation to the Information Collection Rule (part of the re-authorization of the Safe Drinking Water Act) and to maintain purification structures were the primary reasons for the increase. Additional costs associated with maintenance of mains, services, and office equipment contributed to the increase. The Company portion of 401k expenses also rose in 1997 due to the participation of union employees and a higher Company match, as a result of a plan amendment, for general and administrative employees. The increase in operating expenses was partially offset by lower workers compensation insurance premiums and reduced health insurance premiums due to higher union employee contributions to the plan.

Depreciation expense for the three months ended September 30, 1997 increased $45,472 or 13.3% compared to 1996 as a result of increased depreciable plant.

Federal and state income taxes for the three months ended
September 30, 1997 increased $243,082 compared to the three months ended September 30, 1996 principally as a result of an increase in taxable net income.

Interest on short-term debt for the three months ended September
30, 1997 declined $94,949 when compared to the same period in 1996. The decline was due to a decrease in the average short-term debt outstanding from approximately $5,400,000 in 1996 to approximately $124,000 in 1997.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

Net income for the nine months ended September 30, 1997 was $2,503,812, an increase of $702,107 (39.0%) compared to the nine months ended September 30, 1996.

Water operating revenues for the nine months ended September 30, 1997 increased $1,311,754 (11.4%) compared to the nine months ended September 30, 1996. The increase resulted primarily from an increase in rates of 6.0% approved by the PPUC effective September 5, 1996. Consumption was up in the residential, commercial, and public sectors, while industrial consumption declined in 1997 compared to 1996.

Operating expenses, exclusive of depreciation and taxes, for the nine months ended September 30, 1997 increased $216,281 or 4.4%. Increases in electric, maintenance of mains, services and hydrants, and maintenance of facilities including the sediment pond were the primary causes for the increase. In addition, the Company portion of 401k expenses was higher in 1997 due to the participation of union employees, and a higher Company match, as a result of a plan amendment, for general and administrative employees. Computer mapping system and printer maintenance also increased in 1997 compared to 1996. Decreases in workers compensation insurance, meter reading unit expense, and maintenance of pumping equipment partially offset the increased expenses.

Depreciation expense for the nine months ended September 30, 1997 increased $136,414 or 13.3% compared to 1996 as a result of increased depreciable plant.

Taxes other than income taxes increased $58,621 in 1997 due to higher realty taxes. The Public Utility Commission assessment and capital stock tax were also slightly higher in 1997 than in 1996.

Federal and state income taxes for the nine months ended
September 30, 1997 increased $379,520 or 43.9% compared to the nine months ended September 30, 1996 principally as a result of an increase in taxable net income.

Interest on short-term debt for the nine months ended September
30, 1997 declined $220,643 when compared to the same period in 1996. The decline was due to a decrease in the average short-term debt outstanding from approximately $4,600,000 in 1996 to approximately $500,000 in 1997.

Allowance for funds used during construction was $65,358 lower during the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. In 1996, interest was capitalized on two large main extensions, as well as the Loganville standpipe, the basin covers, Glen Rock Borough, and the new downtown office building. No such large projects occurred during the first nine months of 1997.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on May 9, 1996 seeking a $1,534,393 increase in annual revenues. Effective September 5, 1996, the PPUC authorized an increase in rates designed to produce approximately $960,000 in additional annual revenues, an increase of approximately 6.0%. Management does not expect to file for another rate increase until after 1998.

Liquidity and Capital Resources

During the first nine months of 1997, the per capita volume of water sold did not significantly change compared to the first nine months of 1996. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the nine months ended September 30, 1997, the Company incurred $2,727,389 of construction expenditures. The Company financed such expenditures primarily through internally generated funds, customers' advances, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan. The Company anticipates annual construction expenditures for 1997 and 1998 of approximately $4,108,000 and $4,210,000, respectively. These expenditures will be financed in the same manner.

During the first nine months of 1997, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1997 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are used to satisfy the need for additional cash.

As of September 30, 1997, current assets exceeded current liabilities by $995,478. Short-term borrowings from lines of credit were $339,000. The Company maintains lines of credit aggregating $20,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

On May 5, 1997, the Company's shareholders approved amendments to the existing Articles of Incorporation. The approved amendments
(i) increased the authorized capital stock of the Company from 1,200,000 shares of common stock, par value $10.00 to 6,500,000 shares (6,000,000 shares of common stock, without par value, and 500,000 shares of Series Preferred Stock, without par value);
(ii) eliminate the concept of par value of the capital stock; and
(iii) delete certain provisions relating to dividends and shares in distribution and common stock in order to allow for the possible future issuance of Series Preferred Stock.

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

                       THE YORK WATER COMPANY


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE YORK WATER COMPANY




                                  /s/ William T. Morris
                                  William T. Morris
                                  Principal Executive Officer

Date:  November 12, 1997




                                  /s/ Jeffrey S. Osman
                                  Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  November 12, 1997