Form 10-K
period 1997-12-31
YORK WATER CO
filed 1998-03-30
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997 Commission file No.
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

                     COMMON STOCK, NO PAR VALUE
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X             NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant (based on the bid price of such stock) on February 6, 1998 was $57,595,097.

As of February 6, 1998 there were 2,934,782 shares of Common
Stock, no par value, outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 1998 Annual
Meeting of Shareholders are incorporated by reference into Part
III.

                               PART I

Item 1.  Business.

(a)  General development of business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

(b)  Financial information about industry segments.

The Company operates in only one segment, the impounding, purification and distribution of water.

(c)  Narrative description of business.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission (PPUC). Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, East Prospect, West York, Manchester, Mount Wolf, Jacobus, Loganville, Yorkana, New Salem, Hallam, Seven Valleys, Jefferson, Glen Rock, and portions of the Townships of Manchester, East Manchester, West Manchester, Springettsbury, Spring Garden, Springfield, York, North Codorus, Hellam, Windsor, Lower Windsor, Codorus, and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles. The Company's present average daily consumption is 19,405,000 gallons, and its present safe daily yield is 29,900,000 gallons.

The Company's service territory has an estimated population of 140,700. Industry of the area served is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning, barbells, etc. In the area served by the Company under the supervision of the PPUC there are no competitors.

The Company's business does not require large amounts of working capital and is not dependent upon any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 59%; commercial and industrial, 31%; other, 10%. The Company presently has 88 employees.

During the last five years ended in 1997, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

            1997        1996        1995        1994       1993
Average daily
consumption
(gallons
per day)   19,405,000 18,593,000 19,657,000 19,660,000 19,380,000
Miles of mains
at year end       655        641        622        597        580
Distribution
mains
installed
(ft.)          77,274     78,619     84,515     91,087     58,414
Number of
customers      46,458     45,800     44,879     43,830     42,844
Population
served        140,700    143,000    140,000    136,000    134,000

During 1997, the per capita volume of water sold did not significantly change compared to 1996. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Since the average daily consumption in 1997 was 19,405,000 gallons, it can readily be seen that the present pumping and filtering facilities are adequate to meet the present demands.

Clear water reservoirs of the Company which are located in Spring
Garden Township adjacent to the filtration plant are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 16,540,000 gallons of clear water.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury
Township. There are two one-story concrete block buildings having 26,680 square feet of area.

The distribution system of the Company has approximately 655 miles of main water lines.

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

Information Systems - Year 2000 Compliance

The Company has developed preliminary plans to address possible exposure related to the impact on its computer system of the year 2000. Key financial and operational systems are being assessed and detailed plans developed to address possible system modifi-cations required by December 31, 1999. The financial impact of making the required changes is not expected to be material to the Company's results of operations or financial condition.


Item 3. Legal Proceedings.

There are no material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                               PART II

Item 5. Market for the Registrant's Common Stock and Related
        Security Holder Matters.

The information set forth under the caption "Security Market and Dividends" of the 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 6. Selected Financial Data.

The information set forth under the caption "Highlights of Our
182nd Year" of the 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 1997 Annual Report to Shareholders is incorporated herein by reference.

"Safe Harbor" Statements under the U. S. Private Securities Litigation Reform Act of 1995: Some statements in the 1997 Annual Report are forwardlooking and actual results may differ materially from those stated. In addition to the factors discussed, among the other factors that may affect actual results are water demand and supply, the effect of economic conditions, interest-rate movements, and technological difficulties and changes in governmental regulations, including those of the Pennsylvania Public Utilities Commission. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements set forth in the 1997 Annual
Report to Shareholders are incorporated herein by reference:

Balance Sheets as of December 31, 1997 and 1996       Page  9
Statements of Income for Years Ended December 31,
 1997, 1996 and 1995                                  Page 10
Statements of Shareholders' Investment for Years
 Ended December 31, 1997, 1996 and 1995               Page 10
Statements of Cash Flows for Years Ended
 December 31, 1997, 1996 and 1995                     Page 11
Notes to Financial Statements                         Page 12
Independent Auditors' Report                          Page 16

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 1997 Annual Report to Shareholders is not deemed to be filed as part of this report. Selected quarterly financial data are not presented because the Company does not meet the tests set forth in Item 302 (a)(5) of Regulation S-K.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.


                              PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" of the Proxy Statement issued pursuant to Regulation
14A for the Company's 1998 Annual Meeting of Shareholders to be held May 4, 1998 is incorporated herein by reference.


Item 11. Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1998 Annual Meeting of Shareholders to be held May 4, 1998 is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1998 Annual Meeting of Shareholders to be held May 4, 1998 is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1998 Annual Meeting of Shareholders to be held May 4, 1998 is incorporated herein by reference.

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


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The York Water
Company:

Under date of February 17, 1998, we reported on the balance sheets of The York Water Company as of December 31, 1997 and 1996, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in
Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG Peat Marwick LLP

Harrisburg, Pennsylvania
February 17, 1998

                                                    THE YORK WATER COMPANY
                                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                         Additions Charged to
                          Balance at                                     Balance
                          Beginning   Costs and  Other                   at End
Description                of Year    Expenses   Accounts    Deductions  of Year
FOR THE YEAR ENDED DECEMBER 31, 1997:

Reserve for
  uncollectible accounts   $90,000    $97,923     $5,043     $82,966    $110,000

FOR THE YEAR ENDED DECEMBER 31, 1996:

Reserve for
  uncollectible accounts   $90,000    $73,201     $  -       $73,201    $ 90,000


FOR THE YEAR ENDED DECEMBER 31, 1995:

Reserve for
  uncollectible accounts   $90,000    $67,319     $  -       $67,319    $ 90,000

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE YORK WATER COMPANY
                               (Registrant)


Dated:  March 23, 1998         By:/s/ William T. Morris
                                  William T. Morris
                                  President and
                                  Chief Executive Officer

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

Dated: March 23, 1998          Dated: March 23, 1998


    Directors:                    Date


By: /s/ Irvin S. Naylor               March 23, 1998
    Irvin S. Naylor
    (Chairman)

By: /s/
    Horace Keesey III


By: /s/
    Chloe Eichelberger


By: /s/ Paul W. Ware                  March 23, 1998
    Paul W. Ware


By: /s/ John L. Finlayson             March 23, 1998
    John L. Finlayson


By: /s/
    Frank Motter


By: /s/ George Hay Kain, III          March 23, 1998
    George Hay Kain, III


By: /s/ Michael W. Gang               March 23, 1998
    Michael W. Gang

                                          Page Number of
Exh.                                      Incorporation By
No.         Exhibit Description           Reference

 3   Articles of Incorporation        Incorporated herein
                                      by reference.  Filed
                                      previously with the
                                      Securities and
                                      Exchange Commission
                                      as Amendment No. 1
                                      to Form S-3 dated
                                      June 12, 1997.

3.1  By-Laws                          Incorporated herein
                                      by reference.  Filed
                                      previously with the
                                      Securities and
                                      Exchange Commission
                                      as Amendment No. 1
                                      to Form S-3 dated
                                      June 12, 1997.

4.1  Optional Dividend Reinvestment   Incorporated herein
     Plan                             by reference.  Filed
                                      previously with the
                                      Securities and
                                      Exchange Commission
                                      as Amendment No. 1
                                      to Form S-3 dated
                                      June 12, 1997.

4.4  1986 Public Offering of Common   Incorporated herein
     Stock                            by reference.  Filed
                                      previously with the
                                      Securities and
                                      Exchange Commission
                                      as the Company's
                                      Form S-2 dated
                                      October 28, 1986.

4.5  Employees' Stock Purchase Plan   Incorporated herein
                                      by reference.  Filed
                                      previously with the
                                      Securities and
                                      Exchange Commission
                                      as Amendment No. 1
                                      to Form S-8 dated
                                      June 12, 1997.

4.6  Note Agreement Relative to the   Incorporated herein by
     $6,000,000 10.17% Senior         reference.  Filed
     Notes, Series A and $5,000,000   previously with the
     9.60% Senior Notes, Series B     Securities and Exchange
     dated January 2, 1989            Commission as an ex-
                                      hibit to the Company's
                                      1989 Form 10-K.

4.8  Note Agreement Relative to the   Incorporated herein by
     $6,500,000 10.05% Senior         reference.  Filed
     Notes, Series C dated August     previously with the
     15, 1990                         Securities and Exchange
                                      Commission as an exhibit
                                      to the Company's 1990
                                      Form 10-K.

4.10 1992 Public Offering of Common   Incorporated herein by
     Stock                            reference.  Filed
                                      previously with the
                                      Securities and Exchange
                                      Commission as the
                                      Company's Form S-3 dated
                                      April 15, 1992.

4.11 Note Agreement Relative to the   Incorporated herein by
     $7,500,000 8.43% Senior Notes,   reference.  Filed
     Series D dated December 15,      previously with the
     1992                             Securities and Exchange
                                      Commission as an exhibit
                                      to the Company's 1992 Form
                                      10-K.

4.12 Fourth Supplemental              Incorporated herein by
     Acquisition, Financing and       reference.  Filed
     Sale Agreement Relative to the   previously with the
     $2,700,000 4.75% Water           Securities and Exchange
     Facilities Revenue Refunding     Commission as an exhibit
     Bonds dated February 1, 1994     to the Company's
                                      Quarterly Report
                                      Form 10-Q for the
                                      quarter ended June
                                      30, 1994.

4.13 Fifth Supplemental Acquisition,  Incorporated herein by
     Financing and Sale Agreement     reference.  Filed
     Relative to the $4,300,000 5%    previously with the
     Water Facilities Revenue         Securities and Exchange
     Refunding Bonds dated October    Commission as an exhibit
     1, 1995                          to the Company's
                                      Quarterly Report Form
                                      10-Q for the quarter
                                      ended September 30,
                                      1995.

4.14 Public Offering of Common        Incorporated herein by
     Stock                            reference.  Filed
                                      previously with the
                                      Securities and Exchange
                                      Commission as the
                                      Company's Form S-3 dated
                                      July 1, 1996.

10.1 Articles of Agreement Between    Incorporated herein by
     The York Water Company and       reference.  Filed
     Springettsbury Township          previously with the
     Relative to Extension of Water   Securities and Exchange
     Mains dated April 17, 1985       Commission as an exhibit


                                      to the Company's
                                      1989 Form 10-K.

10.2 Articles of Agreement Between    Incorporated herein by
     The York Water Company and       reference.  Filed
     Windsor Township Relative to     previously with the
     Extension of Water Mains dated   Securities and Exchange
     February 9, 1989                 Commission as an exhibit
                                      to the Company's 1989
                                      Form 10-K.

10.3 Articles of Agreement Between    Incorporated herein by
     The York Water Company and       by reference.  Filed
     Windsor Township, Yorkana        previously with the
     Borough, Modern Trash Removal    Securities and Exchange
     of York, Inc. and Lower          Commission as an exhibit
     Windsor Township Relative to     to the Company's 1989
     Extension of Water Mains dated   Form 10-K.
     July 18, 1989

10.4 Articles of Agreement Between    Incorporated herein by
     The York Water Company and       reference.  Filed
     North Codorus Township           previously with the
     Relative to Extension of Water   Securities and Exchange
     Mains dated September 20, 1989   Commission as an exhibit
                                      to the Company's 1990
                                      Form 10-K.

10.5 Articles of Agreement Between    Incorporated herein by
     The York Water Company and York  reference.  Filed
     Township Relative to Extension   previously with the
     of Water Mains dated December    Securities and Exchange
     29, 1989                         Commission as an exhibit
                                      to the Company's 1990
                                      Form 10-K.

11   Common Shares Used in            Page 29
     Computing Earnings Per Share

13   1997 Annual Report to            Page 30
     Shareholders

23   Consent of Independent           Page 31
     Auditors

28.1 Undertakings Incorporated by     Page 32
     Reference into Registration
     Statement Form S-8 Dated
     December, 1988

                              EXHIBIT 3


                       THE YORK WATER COMPANY

                      ARTICLES OF INCORPORATION



The Articles of Incorporation of the Company have been filed previously with the Securities and Exchange Commission as Amendment No. 1 to the Company's Form S-3 dated June 12, 1997 and are hereby incorporated by reference.

                             EXHIBIT 3.1


                       THE YORK WATER COMPANY

                               BY-LAWS



The By-Laws of the company have been filed previously with the Securities and Exchange Commission as Amendment No. 1 to the
Company's Form S-3 dated June 12, 1997 and are hereby incorporated by reference.

                             EXHIBIT 4.1


                       THE YORK WATER COMPANY

                 OPTIONAL DIVIDEND REINVESTMENT PLAN


The Optional Dividend Reinvestment Plan has been filed previously with the Securities and Exchange Commission as Amendment No. 1 to
Form S-3, dated June 12, 1997 and is hereby incorporated by reference.

                             EXHIBIT 4.4

                       THE YORK WATER COMPANY

                1986 PUBLIC OFFERING OF COMMON ST0CK


The 1986 Public Offering of Common Stock has been filed previously with the Securities and Exchange Commission as the Company's Form S-2 dated October 28, 1986 and is hereby incorporated by reference.

                             EXHIBIT 4.5


                       THE YORK WATER COMPANY

                   EMPLOYEES' STOCK PURCHASE PLAN


The Employees' Stock Purchase Plan has been filed previously with the Securities and Exchange Commission as Amendment No. 1 to the
Company's Form S-8 dated June 12, 1997 and is hereby incorporated by reference.

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

                             EXHIBIT 11

                       THE YORK WATER COMPANY

                       COMMON SHARES USED IN
                    COMPUTING EARNINGS PER SHARE

               1997      1996      1995      1994      1993

Common shares
outstanding,
beginning of
the year      2,900,524 2,549,496 2,518,736 2,487,268 2,455,556
Weighted average
shares issued in
connection with
1996 stock
subscription          -    66,432         -         -         -

Weighted average
shares issued in
connection with
the Employee
Stock Purchase
Plan              1,569     1,744     1,720     1,624     1,592

Weighted average
shares issued in
connection with
the Optional
Dividend Rein-
vestment Plan    10,376     9,892     9,924    10,480    10,468

              2,912,469 2,627,564 2,530,380 2,499,372 2,467,616


All share data has been restated to reflect the June 1997 four-for-one stock split.

                             EXHIBIT 13


                       THE YORK WATER COMPANY

                 1997 ANNUAL REPORT TO SHAREHOLDERS


The York Water Company's 1997 Annual Report to Shareholders is attached hereto.

                             EXHIBIT 23


                   CONSENT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of The York Water Company:

We consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3 as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 17, 1998, relating to the balance sheets of The York Water Company as of December 31, 1997 and 1996, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report to shareholders and is incorporated by reference in the annual report on Form 10-K of The York Water Company.

We also consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3, as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 17, 1998 relating to the financial statement schedule as listed in Item 14(a) of the Company's December 31, 1997 annual report on Form 10-K, which report appears in such annual report on Form 10-K.


                                            KPMG Peat Marwick LLP

Harrisburg, Pennsylvania
March 27, 1998

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