Form 10-Q
period 1998-03-31
YORK WATER CO
filed 1998-05-08
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998        Commission File No. 0-690


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

    Common stock, No par value       2,944,706 Shares outstanding
                                     as of March 31, 1998

                     THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheets
                                            (Unaudited)
                                        As Of         As of
                                    Mar.31, 1998  Dec. 31, 1997

UTILITY PLANT, at original cost     $98,406,183    $97,487,926
Less-Reserve for depreciation        14,761,294     14,332,890
                                     83,644,889     83,155,036

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $66,193 in 1998 and $65,193 in 1997    497,600        498,859

CURRENT ASSETS:
Cash and Cash Equivalents                                    -
Receivables, less reserves of
 $102,000 in 1998 and $90,000 in
 1997                                 2,433,323      2,540,075
Recoverable income taxes                444,661        547,182
Materials and supplies, at cost         338,629        337,837
Prepaid expenses                        138,543        190,314
Deferred income taxes                    75,017         75,017
                                      3,703,860      3,690,425

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,769,906      1,732,394
Deferred debt expense                   431,691        440,163
Deferred rate case expense               35,660         57,055
Notes receivable                        886,789        913,934
Deferred regulatory assets            7,287,800      7,287,799
Other                                 1,144,580      1,078,409
                                     11,556,426     11,509,754

                                    $99,402,775    $98,854,074

                     THE YORK WATER COMPANY
                         Balance Sheets

                                  (Unaudited)
                                      As Of         As Of
                                  Mar.31, 1998   Dec. 31, 1997
CAPITALIZATION
Common stock, no par value,
 authorized 6,000,000 shares
 in 1998 and in 1997, outstanding
 2,944,706 shares in 1998 and
 2,934,782 shares in 1997           $26,659,170   $26,453,873
Earnings retained in the business     2,721,119     2,696,913
                                     29,380,289    29,150,786

LONG-TERM DEBT
5.0% Ind. Dev. Auth. Rev. Refund
 Bonds, due 2010                      4,300,000     4,300,000
10.05% Senior Notes, Series C,
 due 2020                             6,500,000     6,500,000
10.17% Senior Notes, Series A,
 due 2019                             6,000,000     6,000,000
9.6% Senior Notes, Series B,due 2019  5,000,000     5,000,000
8.43% Senior Notes,Series D,due 2022  7,500,000     7,500,000
4.75% Ind. Dev. Auth. Rev.
 Refunding Bonds, due 2009            2,700,000     2,700,000
                                     32,000,000    32,000,000

CURRENT LIABILITIES
Short-term borrowings                   700,000       843,000
Accounts payable                        325,906       551,402
Dividends payable                       488,330       488,483
Accrued taxes                           226,871       115,073
Advance water revenues                  189,094       182,118
Accrued interest                        483,774       675,761
Other accrued expenses                  344,036       345,939
                                      2,758,011     3,201,776

DEFERRED CREDITS
Customers' advances for construction 16,690,900    16,219,638
Contributions in aid of construction  5,861,487     5,861,487
Deferred income taxes                10,034,014     9,807,788
Deferred regulatory liabilities       1,572,985     1,572,985
Deferred employee benefits            1,105,089     1,039,614
                                     32,264,475    34,501,512

                                    $99,402,775   $98,854,074

                     THE YORK WATER COMPANY
                        Statements of Income

                                   (Unaudited)   (Unaudited)
                                  Three Months  Three Months
                                     Ended         Ended
                                 Mar. 31, 1998  Mar. 31, 1997


WATER OPERATING REVENUES
Residential                        $2,348,525   $2,351,598
Commercial and industrial           1,227,561    1,252,868
Other                                 441,482      402,410
                                    4,017,568    4,006,876
OPERATING EXPENSES
Operation and maintenance             892,827      796,010
Administrative and general            726,760      702,284
                                    1,619,587    1,498,294

Depreciation                          409,144      388,084
Taxes other than income taxes         271,687      263,297
Federal and state income taxes        358,112      402,096
                                    2,658,530    2,551,771

                 Operating Income   1,359,038    1,455,105

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term debt            679,738      679,738
Interest on interim bank loans         15,324       16,351
Allowance for funds used during
 construction                         (26,506)      (3,225)
Other income, net                      (8,723)      (3,958)
                                      659,833      688,906

                 Net Income        $  699,205   $  766,199

Basic Earnings Per Share                $0.24        $0.26

Cash Dividends Per Share                $0.23        $0.23
                                  THE YORK WATER COMPANY
                                 Statements of Cash Flows

                                   (Unaudited)      (Unaudited)
                                   Three Months     Three Months
                                     Ended             Ended
                                  March 31, 1998   March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                           $  699,205       $  766,199
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation                            409,144          388,084
Provision for losses on accounts
 receivable                              25,500           22,500
Increase (decrease) in deferred
 income taxes (including regulatory
 assets and liabilities)                226,225         (145,842)
Changes in assets and liabilities:
  Decrease in accounts receivable        81,252           21,850
  Decrease in recoverable income taxes  102,521           59,203
  Increase in materials and supplies       (792)            (835)
  Decrease in prepaid expenses and
   prepaid pension costs                 14,259           52,881
  Decrease in accounts payable,
  accrued expenses, other liabilities
  and deferred employee benefits       (155,101)        (145,834)
  (Decrease) increase in accrued
  interest and taxes                    (80,189)         260,498
  Increase in other assets               (9,404)         (12,915)
   Net cash provided by operating
   activities                         1,312,620        1,365,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures              (924,638)        (617,423)
Customers' advances for construction
 and contributions in aid of
 construction                           471,262          133,175
   Net cash used in investing
   activities                          (453,376)        (484,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-
 credit agreements                     (143,000)        (637,000)
Issuance of common stock under
 dividend reinvestment plan             186,221          119,587
Issuance of common stock under
 employee stock purchase plan            19,076           18,533
Dividends paid                         (674,999)        (652,616)
Decrease in notes receivable             27,145           41,264
   Net cash used in financing
   activities                          (585,557)      (1,110,232)
Net increase (decrease) in cash
 and cash equivalents                   273,687         (228,691)
Cash and cash equivalents at
 beginning of period                          -          694,491

Cash and cash equivalents at end
 of period                           $  273,687       $  465,800


Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest, net of amounts
  capitalized                        $  860,542       $  884,852
  Income taxes                           29,365           60,614

/TABLE

                          THE YORK WATER COMPANY

                Notes to Interim Financial Statements




1.  Interim Financial Information

   The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 1997.


2.  Basic Earnings Per Share

   Basic earnings per share for the three months ended March 31, 1998 and 1997 were based on weighted average shares outstanding of 2,942,258 and 2,906,787, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997

Water operating revenues for the three months ended March 31, 1998 increased $10,692 or .3% compared to the three months ended
March 31, 1997. Residential consumption declined slightly, while commercial consumption increased, but was offset by lower industrial consumption. Other revenues, primarily public consumption, increased.

Operating expenses, exclusive of depreciation and taxes, for the three months ended March 31, 1998 increased $121,293 or 8.1% compared to the three months ended March 31, 1997. Maintenance expenses associated with mains, services, hydrants, and filter plant structures and equipment were the main causes of the increase. Higher supplemental retirement and deferred compensation costs added to the increase. A workers compensation credit received in March 1998 for the 1997 policy year and a 1997 accrual for postretirement health insurance benefits partially offset the increase.

Depreciation expense for the three months ended March 31, 1998 increased $21,060 or 5.4% compared to the three months ended
March 31, 1997 due to increased plant investment.

Federal and state income taxes for the three months ended March 31, 1998 decreased $43,984 or 10.9% when compared to the same period in 1997 principally as a result of a decrease in taxable income. The effective tax rates for the quarters ended March 31, 1998 and 1997 were 33.8 and 34.4, respectively.

Allowance for funds used during construction for the first three months of 1998 increased $23,281 when compared to the same period in 1997. The two main projects that caused the variance were the Southern York County main extension and the Hametown Booster Station.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on May 9, 1996 seeking a 9.6% increase in annual revenues. Effective September 5, 1996, the PPUC authorized an increase in rates designed to produce approximately $960,000 in additional annual revenues, an increase of approximately 6.0%. The Company does not expect to file another application for a rate increase until after 1998.

Liquidity and Capital Resources

During the first three months of 1998, the per capita volume of water sold did not significantly change compared to the first three months of 1997. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the first quarter of 1998, the Company had $924,638 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first quarter of 1998, net cash provided by operating activities exceeded net cash used in investing and financing activities. The Company anticipates that during the remainder of 1998 net cash used in investing and financing activities will exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of March 31, 1998, current assets exceeded current liabilities by $945,849. Short-term borrowings from lines of credit as of March 31, 1998 were $700,000. The Company maintains lines of credit aggregating $20,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

Recently Issued Accounting Standards

In January 1997, the Securities and Exchange Commission amended regulations and forms, including regulations S-X and S-K, to clarify and expand existing disclosure requirements about accounting policies for certain derivative instruments, and to add new disclosure requirements about the risk of loss from changes in market rates or prices which are inherent in derivatives. Adoption by the Company of the disclosure requirements relating to risk of loss, which requirements are effective for fiscal years ending after June 15, 1998, did not have a material effect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements, and are effective for years beginning after December 15, 1997. Adoption of these statements did not have a material effect on the Company's financial statements.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Others Postretirement Benefits" (SFAS 132) which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" (SFAS 87), No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS
88), and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). The statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity as of March 31, 1998.
                       THE YORK WATER COMPANY


                             SIGNATURES



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

Date:  May 8, 1998





                             /s/ Jeffrey S. Osman
                             Jeffrey S. Osman
                             Principal Financial and
                             Accounting Officer

Date:  May 8, 1998