Form 10-Q
period 1998-06-30
YORK WATER CO
filed 1998-08-11
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998         Commission File No. 0-690


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

    Common stock, No par value       2,956,381 Shares outstanding
                                     as of June 30, 1998

                     THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Balance Sheets
                                            (Unaudited)
                                        As Of         As of
                                    June 30,1998  Dec. 31, 1997

UTILITY PLANT, at original cost     $99,761,632    $97,487,926
Less-Reserve for depreciation        15,044,271     14,332,890
                                     84,717,361     83,155,036

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $67,711 in 1998 and $65,193 in 1997    499,013        498,859

CURRENT ASSETS:
Cash and cash equivalents               657,127              -
Receivables, less reserves of
 $105,000 in 1998 and $110,000
 in 1997                              2,568,932      2,540,075
Recoverable income taxes                150,041        547,182
Materials and supplies, at cost         341,315        337,837
Prepaid expenses                        250,475        190,314
Deferred income taxes                    75,017         75,017
                                      4,015,907      3,690,425

OTHER LONG-TERM ASSETS:
Prepaid pension cost                  1,807,418      1,732,394
Deferred debt expense                   423,220        440,163
Deferred rate case expense               14,264         57,055
Notes receivable                        860,027        913,934
Deferred regulatory assets            7,412,338      7,287,799
Other                                 1,178,811      1,078,409
                                     11,696,078     11,509,754


                                   $100,928,359    $98,854,074

                          THE YORK WATER COMPANY
                            Balance Sheets
                                   (Unaudited)
                                       As Of         As Of
                                   June 30,1998   Dec. 31, 1997
CAPITALIZATION
Common stock, no par value,
 authorized 6,000,000 shares in
 1998 and in 1997, outstanding
 2,956,381 shares in 1998 and
 2,934,782 shares in 1997           $26,868,810    $26,453,873
Earnings retained in the business     2,802,844      2,696,913
                                     29,671,654     29,150,786
LONG-TERM DEBT
5.0% Industrial Development
 Authority Revenue Refunding
 Bonds, Series 1995, due 2010         4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                             6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                             6,000,000      6,000,000
9.6% Senior Notes, Series B,due 2019  5,000,000      5,000,000
8.43% Senior Notes,Series D,due 2022  7,500,000      7,500,000
4.75% Industrial Development
 Authority Revenue Refunding
 Bonds, Series 1994, due 2009         2,700,000      2,700,000
                                     32,000,000     32,000,000
CURRENT LIABILITIES
Short-term borrowings                   500,000        843,000
Accounts payable                        471,534        551,402
Dividends payable                       487,797        488,483
Accrued taxes                           105,793        115,073
Advance water revenues                  205,123        182,118
Accrued interest                        675,761        675,761
Other accrued expenses                  381,300        345,939
                                      2,827,308      3,201,776
DEFERRED CREDITS
Customers' advances for construction 17,409,487     16,219,638
Contributions in aid of construction  6,007,805      5,861,487
Deferred income taxes                10,256,511      9,807,788
Deferred regulatory liabilities       1,586,964      1,572,985
Deferred employee benefits            1,168,630      1,039,614
                                     36,429,397     34,501,512

                                   $100,928,359    $98,854,074

                                   THE YORK WATER COMPANY
                                    Statements of Income

                                  (Unaudited)       (Unaudited)
                             Three Months Ended  Six Months Ended
                                     June 30           June 30
                            1998       1997      1998        1997
WATER OPERATING REVENUES
Residential           $2,480,183 $2,457,077 $4,828,708 $4,808,675
Commercial and
 industrial            1,327,641  1,278,722  2,555,202  2,531,590
Other                    451,453    424,306    892,935    826,716
                       4,259,277  4,160,105  8,276,845  8,166,981
OPERATING EXPENSES
Operation and
 maintenance           1,048,226    972,281  1,941,053  1,768,291
Administrative and
 general                 752,673    822,707  1,479,433  1,524,991
                       1,800,899  1,794,988  3,420,486  3,293,282

Depreciation             409,145    388,085    818,289    776,169
Taxes other than
 income taxes            259,423    252,580    531,110    515,877
Federal and state
 income taxes            395,567    317,755    753,679    719,851
                       2,865,034  2,753,408  5,523,564  5,305,179

 Operating Income      1,394,243  1,406,697  2,753,281  2,861,802
INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term
 debt                     679,737   679,737  1,359,475  1,359,475
Interest on short-
 term debt                  7,231     9,161     22,555     25,512
Allowance for funds
 used during
 construction             (25,641)   (6,277)   (52,147)   (9,502)
Other income, net         (26,091)  (62,029)   (34,814)  (65,987)
                          635,236   620,592  1,295,069  1,309,498

      Net Income         $759,007  $786,105 $1,458,212 $1,552,304

Basic Earnings Per Share     $.25      $.27       $.49       $.53
Cash Dividends Per Share     $.23      $.23       $.46       $.45

                                      THE YORK WATER COMPANY
                                     Statements of Cash Flows


                                    (Unaudited)       (Unaudited)
                                     Six Months        Six Months
                                       Ended             Ended
                                   June 30, 1998    June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                            $1,458,212      $1,552,304
Adjustments to reconcile net
 income to net cash provided by
 operating activities
Depreciation                             818,289         776,169
Provision for losses on accounts
 receivable                               51,000          45,000
Increase (decrease) in deferred
 income taxes (including regulatory
 assets and liabilities)                 338,163        (163,817)
Changes in assets and liabilities:
  Increase in accounts receivable        (79,857)        (83,847)
  Decrease in recoverable income
   taxes                                 397,141         159,203
  Decrease (increase) in materials
   and supplies                           23,522         (12,631)
  Increase in prepaid expenses and
   prepaid pension costs                (135,185)       (127,933)
  Increase (decrease) in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                              106,828          (9,655)
  (Decrease) increase in accrued
   interest and taxes                     (9,280)        212,415
  (Increase) decrease in other
   assets                                (53,065)         14,851
   Net cash provided by operating
   activities                          2,915,768       2,362,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures             (2,368,371)     (1,469,636)
Customers' advances for
 construction and contributions
 in aid of construction                1,336,167         647,074
   Net cash used in investing
    activities                        (1,032,204)       (822,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under
 line-of-credit agreements              (343,000)     (1,237,000)
Issuance of common stock under
 dividend reinvestment plan              375,355         240,462
Issuance of common stock under
 employee stock purchase plan             39,582          39,323
Dividends paid                        (1,352,281)     (1,307,103)
Decrease in notes receivable              53,907          49,921
   Net cash used in financing
   activities                         (1,226,437)     (2,214,397)
Net increase (decrease) in cash
 and cash equivalents                    657,127        (674,900)
Cash and cash equivalents at
 beginning of period                           -         694,491

Cash and cash equivalents at end
 of period                               657,127     $    19,591

Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                        $1,328,746      $1,378,194
  Income taxes                           417,298         546,217

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

     Operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December
     31, 1998.


2.   Basic Earnings Per Share

     Basic earnings per share for the six months ended June 30, 1998 and 1997 were based on weighted average shares outstanding of 2,948,130 and 2,910,164, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

Water operating revenues for the three months ended June 30, 1998 increased $99,172 or 2.4% compared to the three months ended June
30, 1997.  Consumption was up slightly in all sectors.

Operating expenses, exclusive of depreciation and taxes, for the three months ended June 30, 1998 increased $5,911 or .3% compared to the three months ended June 30, 1997. Increases in water analysis fees, pension expense, year 2000 system maintenance, main maintenance, deferred compensation and retirement costs caused the increase. Workers compensation and package commercial insurance credits, lower meter reading expenses, reduced postage, legal fees, and lower hydrant maintenance costs almost negated the increase.

Depreciation expense for the three months ended June 30, 1998 increased $21,060 or 5.4% compared to the three months ended June
30, 1997 due to increased plant investment.

Federal and state income taxes for the three months ended June 30, 1998 increased $77,812 or 24.5% compared to the three months ended June 30, 1997 principally as a result of an increase in taxable net income. The effective tax rates for the quarters ended June 30, 1998 and 1997 were 34.3% and 28.8%, respectively.

Allowance for funds used during construction for the three months ended June 30, 1998 increased $19,364 when compared to the same period in 1997. The increase was due to two main projects at the Southern York County main extension and the Hametown Booster Station.

Six Months Ended June 30, 1998 Compared
with Six Months Ended June 30, 1997

Net income for the six months ended June 30, 1998 was $1,458,212, a decrease of $94,092 (6.1%) compared to the six months ended
June 30, 1997.

Water operating revenues for the six months ended June 30, 1998 increased $109,864 (1.3%) compared to six months ended June 30, 1997. Consumption was higher in the residential, commercial and other sectors, while declining slightly in the industrial sector.

Operating expenses, exclusive of depreciation and taxes, for the six months ended June 30, 1998 increased $127,204 or 3.9% compared to the six months ended June 30, 1997. The main causes of the increase were higher pension expense, main, service and filter plant maintenance, and additional deferred compensation and supplemental retirement plan liabilities. Expenses for water analysis required by the Safe Drinking Water Act and computer system maintenance for the year 2000 added to the increase.
These increases were significantly offset by workers compensation and package commercial premium credits, reduced legal fees, lower postage and lower meter reading expenses.

Depreciation expense for the six months ended June 30, 1998 increased $42,120 or 5.4% compared to the six months ended June
30, 1997 due to increased plant investment.

Federal and state income taxes for the six months ended June 30, 1998 increased $33,828 or 4.7% when compared to the same period in 1997 principally as a result of an increase in taxable income. The effective tax rates for the year-to-date periods ended June 30, 1998 and 1997 were 34.1% and 31.7%, respectively.

Allowance for funds used during construction for the first six months of 1998 increased $42,645 when compared to the same period in 1997. The increase was due to two main projects at the Southern York County main extension and the Hametown Booster
Station.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on May 9, 1996 seeking a 9.6% increase in annual revenues. Effective September 5, 1996, the PPUC authorized an increase in rates designed to produce approximately $960,000 in additional annual revenues, an increase of approximately 6.0%. The Company does not expect to file for another rate increase until after 1998.

Liquidity and Capital Resources

During the first half of 1998, the per capita volume of water sold did not significantly change compared to the first half of 1997. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the six months ended June 30, 1998, the Company had $2,368,371 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first half of 1998, net cash provided by operating activities exceeded net cash used in investing and financing activities. The Company anticipates that during the remainder of 1998 net cash used in investing and financing activities will exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of June 30, 1998, current assets exceeded current liabilities by $1,188,599. Short-term borrowings from lines of credit as of June 30, 1998 were $500,000. The Company maintains lines of credit aggregating $20,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" (SFAS 87), No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS
88), and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). The statement is effective for fiscal years beginning after December 15, 1997. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity as of June 30, 1998.

In June 1998, the FASB issued Statement of Financial Position No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement establishes accounting and reporting standards for derivative instruments and is effective for fiscal years beginning after June 15, 1999. Adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations, or liquidity.

                      THE YORK WATER COMPANY
                     Part II - Other Information

Item 4.  Results of Votes of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 4, 1998 at the office of the Company, 130 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

     (1) To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

            Irvin S. Naylor  William T. Morris  Horace Keesey III

For election  2,248,968.567   2,265,726.949      2,254,959.036
Shares withheld  85,297.234      77,363.770         81,303.921


The following Directors' terms of office continued after the Annual Meeting.

          Frank Motter             Paul W. Ware
          George Hay Kain, III     John L. Finlayson
          Michael W. Gang          Chloe R. Eichelberger


     (2) To appoint KPMG Peat Marwick LLP as independent accountants to audit the books and accounts of the Company for the year 1998.

The actions taken by the Shareholders concerning the appointment of KPMG Peat Marwick LLP as independent accountants are as follows:

          For Approval             2,321,587.578
          Against Approval               752.578
          Abstaining From Voting      11,562.799

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




                                  THE YORK WATER COMPANY




                                  William T. Morris
                                  Principal Executive
                                  Officer

Date:  August 10, 1998




                                  Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  August 10, 1998