Form 10-Q
period 1998-09-30
YORK WATER CO
filed 1998-11-13
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998    Commission File No. 0-690


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

    Common stock, no par value      2,968,394 Shares outstanding
                                      as of September 30, 1998

                     THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Balance Sheets
                                            (Unaudited)
                                        As Of         As of
                                    Sept.30,1998  Dec. 31, 1997

UTILITY PLANT, at original cost     $100,740,044   $97,487,926
Less-Reserve for depreciation         15,465,957    14,332,890
                                      85,274,087    83,155,036
OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $68,970 in 1998 and $65,193 in 1997     496,754       498,859

CURRENT ASSETS:
Cash and cash equivalents                801,034            -
Receivables, less reserves of
 $110,000 in 1998 and $110,000
 in 1997                               2,648,623     2,540,075
Recoverable income taxes                 123,708       547,182
Materials and supplies, at cost          321,926       337,837
Prepaid expenses                         239,847       190,314
Deferred income taxes                     75,017        75,017
                                       4,210,155     3,690,425

OTHER LONG-TERM ASSETS:
Prepaid pension cost                   1,802,984     1,732,394
Deferred debt expense                    414,749       440,163
Deferred rate case expense                     -        57,055
Notes receivable                         882,431       913,934
Deferred regulatory assets             7,545,850     7,287,799
Other                                  1,188,124     1,078,409
                                      11,834,138    11,509,754

                                    $101,815,134   $98,854,074

                     THE YORK WATER COMPANY
                           Balance Sheets
                                   (Unaudited)
                                       As Of         As Of
                                   Sept.30,1998   Dec. 31, 1997
CAPITALIZATION
Common stock, no par value,
 authorized 6,000,000 shares in
 1998 and in 1997, outstanding
 2,968,394 shares in 1998 and
 2,934,782 shares in 1997            $27,083,057   $26,453,873
Earnings retained in the business      3,074,684     2,696,913
                                      30,157,741    29,150,786
LONG-TERM DEBT
5.0% Industrial Development Authority
 Refunding Bonds, Series 1995, due
 2010                                  4,300,000     4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000     6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000     6,000,000
9.6% Senior Notes, Series B,due 2019   5,000,000     5,000,000
8.43% Senior Notes,Series D,due 2022   7,500,000     7,500,000
4.75% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                 2,700,000     2,700,000
                                      32,000,000    32,000,000
CURRENT LIABILITIES
Short-term borrowings                    500,000       843,000
Accounts payable                         240,648       551,402
Dividends payable                        501,035       488,483
Accrued taxes                            119,725       115,073
Advance water revenues                   213,998       182,118
Accrued interest                         483,774       675,761
Other accrued expenses                   423,191       345,939
                                       2,482,371     3,201,776
DEFERRED CREDITS
Customers' advances for construction  17,846,539    16,219,638
Contributions in aid of construction   5,944,300     5,861,487
Deferred income taxes                 10,425,561     9,807,788
Deferred regulatory liabilities        1,706,942     1,572,985
Deferred employee benefits             1,251,680     1,039,614
                                      37,175,022    34,501,512

                                     101,815,134    98,854,074

                                   THE YORK WATER COMPANY
                                    Statements of Income

                         (Unaudited)              (Unaudited)
                      Three Months Ended        Nine Months Ended
                           Sept. 30                 Sept. 30
                         1998       1997        1998        1997
WATER OPERATING REVENUES
Residential           $2,699,361 $2,718,675 $7,528,069 $7,527,350
Commercial and
 industrial            1,459,238  1,442,767  4,014,440  3,974,357
Other                    454,237    451,465  1,347,172  1,278,181
                       4,612,836  4,612,907 12,889,681 12,779,888
OPERATING EXPENSES
Operation and
 maintenance             986,421  1,066,201  2,927,474  2,834,492
Administrative and
 general                 858,476    822,852  2,337,909  2,347,843
                       1,844,897  1,889,053  5,265,383  5,182,335

Depreciation             409,144    388,085  1,227,433  1,164,254
Taxes other than
 income taxes            289,931    263,168    821,041    779,045
Federal and state
 income taxes            500,261    524,469  1,253,940  1,244,320
                       3,044,233  3,064,775  8,567,797  8,369,954

 Operating Income      1,568,603  1,548,132  4,321,884  4,409,934

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term
 debt                    679,738    679,738  2,039,213  2,039,213
Interest on short-term
 debt                      7,177      2,158     29,732     27,670
Allowance for funds used
 during construction     (15,327)   (12,140)   (67,474)  (21,642)
Other income, net        (69,575)   (73,132)  (104,389) (139,119)
                         602,013    596,624  1,897,082  1,906,122

 Net Income            $ 966,590 $  951,508 $2,424,802 $2,503,812


Basic Earnings Per Share    $.33       $.33       $.82       $.86
Cash Dividends Per Share    $.24       $.23       $.70       $.68
/TABLE

                                         THE YORK WATER COMPANY
                                        Statements of Cash Flows


                                      (Unaudited)     (Unaudited)
                                      Nine Months     Nine Months
                                        Ended           Ended
                                     Sept.30, 1998  Sept.30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $2,424,802    $2,503,812
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation                            1,227,433     1,164,254
Provision for losses on accounts
 receivable                                76,500        73,500
Increase (decrease) in deferred
 income taxes (including regulatory
 assets and liabilities)                  493,679     (101,477)
Changes in assets and liabilities:
  Increase in accounts receivable        (185,048)    (217,398)
  Decrease in recoverable income taxes    423,474       159,203
  Decrease in materials and supplies       15,911         2,363
  Increase in prepaid expenses and
   prepaid pension costs                 (120,123)    (171,380)
  Increase (decrease) in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                                22,996      (71,023)
  (Decrease) increase in accrued
   interest and taxes                    (187,335)       58,348
  Decrease in other assets                 84,667       112,176
   Net cash provided by operating
    activities                          4,276,956     3,512,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures              (3,456,292)  (2,727,389)
Customers' advances for construction
 and contributions in aid of
 construction                           1,709,714     1,013,485
   Net cash used in investing
   activities                          (1,746,578)  (1,713,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit
 agreements                              (343,000)    (898,000)
Issuance of common stock under
 dividend reinvestment plan               569,006       413,205
Issuance of common stock under
 employee stock purchase plan              60,178        59,125
Dividends paid                         (2,047,031)  (1,977,672)
Decrease in notes receivable               31,503        43,374
   Net cash used in financing
   activities                          (1,729,344)  (2,359,968)
Net increase (decrease) in cash and
 cash equivalents                         801,034     (561,494)
Cash and cash equivalents at beginning
 of period                                      -       694,491

Cash and cash equivalents at end
 of period                               $801,034    $  132,997


Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
 Interest, net of amounts capitalized  $2,188,142    $2,241,957
 Income taxes                             765,075     1,029,567

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

     Operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending
     December 31, 1998.


2.   Basic Earnings Per Share

     Basic earnings per share for the nine months ended September
     30, 1998 and 1997 were based on weighted average shares outstanding of 2,951,146 and 2,912,372, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

Net income for the three months ended September 30, 1998 was $966,590, an increase of $15,082 (1.6%) compared to the three months ended September 30, 1997.

Water operating revenues for the three months ended September 30, 1998 were consistent with the three months ended September 30, 1997.

Operating expenses, exclusive of depreciation and taxes, for the three months ended September 30, 1998 decreased $44,156 or 2.3% compared to the three months ended September 30, 1997. Reduced expenses for maintenance of purification structures and mains were the primary reasons for the decrease. Higher expenses for pumping equipment maintenance, deferred compensation, professional services, and pensions partially offset the decrease.

Depreciation expense for the three months ended September 30, 1998 increased $21,059 or 5.4% compared to the three months ended
September 30, 1997 due to increased plant investment.

Increased realty taxes caused the 10.1% increase in taxes other than income taxes.

Federal and state income taxes for the three months ended September 30, 1998 decreased $24,208 or 4.6% compared to the three months ended September 30, 1997 principally as a result of a decrease in taxable net income. The effective tax rates for the quarters ended September 30, 1998 and 1997 were 34.1% and 35.5%, respectively.

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

Net income for the nine months ended September 30, 1998 was $2,424,802, a decrease of $79,010 (3.2%) compared to the nine months ended September 30, 1997.

Water operating revenues for the nine months ended September 30, 1998 increased $109,793 (.9%) compared to the nine months ended September 30, 1997. Consumption was higher in the commercial and industrial sectors, while declining slightly in the residential sector.

Operating expenses, exclusive of depreciation and taxes, for the nine months ended September 30, 1998 increased $83,048 or 1.6% compared to the nine months ended September 30, 1997. The main causes of the increase were higher pension expense, additional deferred compensation liability, and higher pumping equipment maintenance costs. Expenses for water analysis required by the Safe Drinking Water Act and computer system maintenance for the year 2000 added to the increase. Workers compensation and package commercial insurance credits, reduced legal fees, lower postage, lower meter reading expenses, and lower purification structure maintenance substantially reduced the increase.

Depreciation expense for the nine months ended September 30, 1998 increased $63,179 or 5.4% compared to the nine months ended
September 30, 1997 due to increased plant investment.

Increased realty taxes and capital stock taxes caused the 5.4% increase in taxes other than income taxes.

Allowance for funds used during construction for the first nine months of 1998 increased $45,832 when compared to the same period in 1997. The increase was due to two main projects, the Southern York County main extension and the Hametown Booster Station.

Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company has done an inventory of programs and has developed a plan, including a timetable, for solving and testing year 2000 issues.

The Company has identified three areas that do have 2000 compliance issues: Accounting, communications and embedded technology.

As far as accounting, the Company will be replacing all of its current software. The software upgrade is approximately 50% complete and is expected to be completely installed by the end of 1998. This will allow for testing and adjustments to be made throughout 1999. Current software will be used in the event something unanticipated occurs with the software upgrade.

The Company's electronic communications review has been completed and all necessary changes have been made. Only slight modifications were required.

In the area of embedded technology, the Company is working with the manufacturers of all our time sensitive equipment to make sure the date field in the software has been located and updated to accept a four-digit date. The Company has identified filter plant control units, PC's, burglar alarms, and the check encoder as some of the items to be addressed for year 2000 problems. The Company expects to solve problems and test solutions in this area by the end of March 1999.

As of September 1998, the Company incurred costs of approximately
$27,000, and estimates total costs of year 2000 remediation efforts to reach $80,000.

While the Company anticipates that critical vendors and suppliers will be year 2000 compliant, contingency plans will be put in place so that water service to customers will not be interrupted. In one of our most critical areas, energy, the Company already has emergency power generators installed as backups at most locations. Those locations which currently have no emergency backup, will have alternate energy sources by the year 2000.

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

Liquidity and Capital Resources

During the first nine months of 1998, the per capita volume of water sold did not significantly change compared to the first nine months of 1997. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the nine months ended September 30, 1998, the Company had $3,456,292 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first nine months of 1998, net cash provided by operating activities exceeded net cash used in investing and financing activities. The Company anticipates that during the remainder of 1998 net cash used in investing and financing activities will exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of September 30, 1998, current assets exceeded current liabilities by $1,727,784. Short-term borrowings from lines of credit as of September 30, 1998 were $500,000. The Company maintains lines of credit aggregating $20,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

Date:  November 13, 1998




                                  /s/ Jeffrey S. Osman
                                  Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  November 13, 1998