Form 10-K
period 1998-12-31
YORK WATER CO
filed 1999-03-26
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
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

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant (based on the bid price of such stock) on February 11, 1999 was $56,242,253.

As of February 11, 1999 there were 2,979,722 shares of Common
Stock, no par value, outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 1999 Annual
Meeting of Shareholders are incorporated by reference into Part
III.

                               PART I

Item 1.   Business.

FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) weather conditions, particularly the amount of rainfall; (ii) the level of commercial and industrial business activity within the Company's service territory; (iii) construction of new housing within the Company's service territory; (iv) governmental regulations affecting the Company's rates and service obligations; (v) general economic and business conditions which are less favorable than expected; and (vi) the Company's year 2000 issues plan. The Company does not intend to update these cautionary statements.

(a) General development of business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

(b) Financial information about industry segments.

The Company operates in only one segment, the impounding, purification and distribution of water.

(c) Narrative description of business.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission (PPUC) in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, West York, Manchester, Mount Wolf, New Salem, Hallam, Jacobus, Loganville, Yorkana, Seven Valleys, East Prospect, Jefferson, Glen Rock, New Freedom, Railroad, Shrewsbury, Spring Grove and portions of the Townships of Manchester, East Manchester, West Manchester, North Codorus, Shrewsbury, North Hopewell, Hopewell, Springettsbury, Spring Garden, Conewago, Newberry, Springfield, York, Hellam, Windsor, Lower Windsor, Codorus and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles.
The Company's present average daily consumption is 19,488,000 gallons, and its present safe daily yield is 29,900,000 gallons.

The Company's service territory has an estimated population of 142,000. Territory expansion during 1998 included: the completion of developer-financed water main to Southern York County, finalization of an agreement to sell bulk water to New Freedom Borough, preparation of plans for construction of water mains to Railroad Borough, and commencement of the approval process to add Conewago Township to our service territory. Industry of the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning, barbells, etc. In the area served by the Company under the supervision of the PPUC there are no competitors.

An internal evaluation of adding an additional source of supply was conducted during 1998. Available options were analyzed and turned over to an external source for further analysis and costing. A prior study indicated that no new source of supply would be required before the year 2020. The Company expects that one new tank site may be needed, but no new booster stations will be required within the next five years.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place so the Company is able to cover fixed costs of operations.

New requirements under the Safe Drinking Water Act caused the Company to incur $22,752 and $44,520 in 1997 and 1998, respectively, for water analysis fees. Additional costs of $16,286 to provide an annual drinking water quality report required in 1999 by the Safe Drinking Water Act were incurred.

The Company's business does not require large amounts of working capital and is not dependent upon any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 58%; commercial and industrial, 31%; other, 11%. The Company presently has 89 employees.

During the last five years ended in 1998, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

              1998        1997     1996      1995       1994
Average daily
consumption
(gallons
per day)  19,488,000 19,405,000 18,593,000 19,657,000 19,660,000
Miles of mains
at year end      671        655        641        622        597
Distribution
mains
installed
 (ft.)        85,431     77,274     78,619     84,515     91,087
Number of
customers     47,173     46,458     45,800     44,879     43,830
Population
 served      142,000    140,700    143,000    140,000    136,000

During 1998, the per capita volume of water sold did not significantly change compared to 1997. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Based on an average daily consumption in 1998 of 19,488,000 gallons, the pumping and filtering facilities are adequate to meet present and anticipated demands.

Clear water reservoirs of the Company which are located in Spring
Garden Township adjacent to the filtration plant are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 18,740,000 gallons of clear water.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury
Township. There are two one-story concrete block buildings having 26,680 square feet of area.

The distribution system of the Company has approximately 671 miles of main water lines.

All of the Company's properties listed above are held in fee by the Company. There are no encumbrances.

In addition, the Company has entered into a "Joint Use and Park Management Agreement" dated December 29, 1976, with the County of York, Pennsylvania, whereby the Company has licensed its present reservoir lands and waters, comprised of approximately 1,175 acres and including two lakes, to the County of York for fifty
(50) years for county park purposes.

York County has, in return, agreed not to erect a dam upstream on the east branch of the Codorus Creek and to waive flood damages to the County's Spring Valley Tract of park lands if, as planned, the Company builds a third dam around the year 2020. The Company and its customers are thereby assured of a future reservoir site at reasonable expense.

Year 2000

This statement constitutes a year 2000 readiness disclosure by The York Water Company, under the Year 2000 Information and
Readiness Disclosure Act.

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

The Company has identified three areas that do have year 2000 compliance issues: Accounting, communications and embedded technology.

As far as accounting, the Company will be replacing all of its current software. The software upgrade is approximately 50% complete and is expected to be completely installed by the end of second quarter 1999. This will allow for testing and adjustments to be made through the remainder of 1999. Current software will be used in the event something unanticipated occurs with the software upgrade.

The Company's electronic communications review has been completed and all necessary changes have been made. Only slight modifications were required.

In the area of embedded technology, the Company is working with the manufacturers of all our time-sensitive equipment to make sure the date field in the software has been located and updated to accept a four-digit date. The Company has identified filter plant control units, PC's, burglar alarms, and the check encoder as some of the items to be addressed for year 2000 problems. The Company expects to solve problems and test solutions in this area by the end of March 1999.

As of December 1998, the Company incurred costs of approximately
$37,000, and estimates total costs of year 2000 remediation efforts to reach $80,000.

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

                               PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters.

The information set forth under the caption "Security Market and Dividends" of the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 6.   Selected Financial Data.

The information set forth under the caption "Highlights of Our
183rd Year" of the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 1998 Annual Report to Shareholders is incorporated herein by reference.

"Safe Harbor" Statements under the U. S. Private Securities Litigation Reform Act of 1995: Some statements in the 1998 Annual Report are forwardlooking and actual results may differ materially from those stated. In addition to the factors discussed, among the other factors that may affect actual results are water demand and supply, the effect of economic conditions, interest-rate movements, and technological difficulties and changes in governmental regulations, including those of the Pennsylvania Public Utilities Commission. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

The Company's 4.75% Industrial Development Authority Revenue Refunding Bonds Series 1994 have mandatory tender dates of May 15, 1999 and May 15, 2004. The 5% Series 1995 bonds have mandatory tender dates of June 1, 2000 and June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.


Item 8.   Financial Statements and Supplementary Data.

The following financial statements set forth in the 1998 Annual
Report to Shareholders are incorporated herein by reference:

Balance Sheets as of December 31, 1998
 and 1997                                              Page  10
Statements of Income for Years Ended December 31,
 1998, 1997 and 1996                                   Page  11
Statements of Shareholders' Investment for Years
 Ended December 31, 1998, 1997 and 1996                Page  11
Statements of Cash Flows for Years Ended
 December 31, 1998, 1997 and 1996                      Page  12
Notes to Financial Statements                          Page  13
Independent Auditors' Report                           Page  19

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 1998 Annual Report to Shareholders is not deemed to be filed as part of this report. Selected quarterly financial data are not presented because the Company does not meet the tests set forth in Item 302 (a)(5) of Regulation S-K.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting
Compliance" of the Proxy Statement issued pursuant to Regulation
14A for the Company's 1999 Annual Meeting of Shareholders to be held May 3, 1999 is incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1999 Annual Meeting of Shareholders to be held May 3, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1999 Annual Meeting of Shareholders to be held May 3, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 1999 Annual Meeting of Shareholders to be held May 3, 1999 is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)       Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form
10-K.

Schedule            Schedule                         Page
 Number             Description                     Number

   II          Valuation and Qualifying Accounts       8

The report of the Company's independent auditors with respect to the financial statement schedule appears on page 7.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

The exhibits are set forth in the Index to Exhibits shown on pages 10, 11 and 12.

(b)  Reports on Form 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                    INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The York Water
Company:

Under date of February 12, 1999, we reported on the balance sheets of The York Water Company as of December 31, 1998 and 1997, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in
Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       KPMG  LLP


Harrisburg, Pennsylvania
February 12, 1999

                       THE YORK WATER COMPANY

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

            FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                          Additions Charged to

                Balance
                at        Costs                        Balance
                beginning and       Recov-  Deduc-     at End
                of Year   Expenses  eries   tions      of Year
FOR THE YEAR
 ENDED
 DECEMBER 31,
 1998:

Reserve for
 uncollectible
 accounts       $110,000  $103,957  $7,115   $101,072  $120,000

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

                                 THE YORK WATER COMPANY
                                     (Registrant)

Dated:   March 26, 1999          By:/s/ William T. Morris
                                 William T. Morris, President
                                 and Chief Executive Officer

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

Dated:     March 26, 1999         Dated:     March 26, 1999

         Directors:                               Date

By:  /s/
         Irvin S. Naylor
            (Chairman)


By: /s/ Horace Keesey III                     March 26, 1999
         Horace Keesey III


By: /s/
         Chloe Eichelberger

By: /s/ Paul W. Ware                          March 26, 1999
       Paul W. Ware


By: /s/ John L. Finlayson                     March 26, 1999
       John L. Finlayson


By: /s/
       Frank Motter


By: /s/ George Hay Kain, III                  March 26, 1999
       George Hay Kain, III


By: /s/ Michael W. Gang                       March 26, 1999
       Michael W. Gang

                          INDEX TO EXHIBITS

                                     Page Number of
Exhibit             Exhibit          Incorporation
Number            Description        By Reference

  3     Amended and Restated
        Articles of Incorporation  Incorporated herein
                                  by reference.  Filed
                                  previously with the
                                  Securities and
                                  Exchange Commission
                                  as Exhibit 4.1 to
                                  Amendment No. 1 to
                                  Form S-3 dated June
                                  12, 1997 (File No.
                                  33-81246).

 3.1   By-Laws                    Incorporated herein
                                  by reference.  Filed
                                  previously with the
                                  Securities and
                                  Exchange Commission
                                  as Exhibit 4.2 to
                                  Form S-3 dated July
                                  1, 1996 (File No.
                                  333-7307).
 4.1   Optional Dividend
       Reinvestment Plan          Incorporated herein
                                  by reference.  Filed
                                  previously with the
                                  Securities and
                                  Exchange Commission
                                  as the Prospectus
                                  included in
                                  Amendment No. 1 to
                                  Form S-3 dated June
                                  12, 1997 (File No.
                                  33-81246).

 4.6   Note Agreement Relative    Incorporated herein by
       to the $6,000,000 10.17%   reference.  Filed
       Senior Notes, Series A     previously with the
       and $5,000,000 9.60%       Securities and Exchange
       Senior Notes, Series B     Commission as Exhibit
       dated January 2, 1989      4.5 to the Company's
                                  1989 Form 10-K.

 4.8   Note Agreement Relative    Incorporated herein by
       to the $6,500,000 10.05%   reference.  Filed previously
       Senior Notes, Series C     with the Securities and
       dated August 15, 1990      Exchange Commission as
                                  Exhibit 4.6 to the Company's
                                  1990 Form 10-K.
 4.11  Note Agreement Relative   Incorporated herein by
       to the $7,500,000 8.43%   reference.  Filed previously
       Senior Notes, Series D    with the Securities and
       dated December 15, 1992   Exchange Commission as
                                 Exhibit 4.7 to the Company's
                                 1992 Form 10-K.

 4.12 Fourth Supplemental        Incorporated herein by
      Acquisition, Financing     reference.  Filed previously
      and Sale Agreement         with the Securities and
      Relative to the            Exchange Commission as
      $2,700,000 4.75% Water     Exhibit 4.8 to the Company's
      Facilities Revenue         Quarterly Report Form 10-Q
      Refunding Bonds dated      for the quarter ended June
      February 1, 1994           30, 1994.

 4.13 Fifth Supplemental         Incorporated herein by
      Acquisition, Financing     reference.  Filed previously
      and Sale Agreement         with the Securities and
      Relative to the            Exchange Commission as
      $4,300,000 5% Water        Exhibit 4.9 to the Company's
      Facilities Revenue         Quarterly Report Form 10-Q
      Refunding Bonds dated      for the quarter ended
      October 1, 1995            September 30, 1995.

10.1  Articles of Agreement      Incorporated herein by
      Between The York Water     reference.  Filed previously
      Company and Springetts-    with the Securities and
      bury Township Relative to  Exchange Commission as an
      Extension of Water Mains   Exhibit to the Company's
      dated April 17, 1985       1989 Form 10-K.

10.2  Articles of Agreement      Incorporated herein by
      Between The York Water     reference.  Filed previously
      Company and Windsor        with the Securities and
      Township Relative to       Exchange Commission as an
      Extension of Water Mains   Exhibit to the Company's
      dated February 9, 1989     1989 Form 10-K.

10.3  Articles of Agreement      Incorporated herein by
      Between The York Water     reference.  Filed previously
      Company and Windsor        with the Securities and
      Township, Yorkana          Exchange Commission as an
      Borough, Modern Trash      Exhibit to the Company's
      Removal of York, Inc.      1989 Form 10-K.
      and Lower Windsor Town-
      ship Relative to
      Extension of Water Mains
      dated July 18, 1989

10.4  Articles of Agreement      Incorporated herein by
      Between The York Water     reference.  Filed previously
      Company and North Codorus  with the Securities and
      Township Relative to       Exchange Commission as
      Extension of Water Mains   Exhibit 10.4 to the Company's
      dated September 20, 1989   1990 Form 10-K.

10.5  Articles of Agreement      Incorporated herein by
      Between The York Water     reference.  Filed previously
      Company and York Township  with the Securities and
      Relative to Extension of   Exchange Commission as
      Water Mains dated          Exhibit 10.5 to the Company's
      December 29, 1989          1990 Form 10-K.

 11   Common Shares Used in      Page 13
      Computing Earnings Per
      Share

 13   1998 Annual Report to      Page 14
      Shareholders

 23   Consent of Independent     Page 15
      Auditors

 27   Financial Data Schedule    Page 16

                             EXHIBIT 11

                       THE YORK WATER COMPANY

                       COMMON SHARES USED IN
                         COMPUTING EARNINGS
                             PER SHARE

                1998      1997      1996      1995      1994

Common shares
outstanding,
beginning of
the year     2,934,782  2,900,524 2,549,496 2,518,736 2,487,268

Weighted average
shares issued in
connection with 1996
stock subscription   -          -    66,432         -         -

Weighted average
shares issued in
connection with the
Employee Stock
Purchase Plan    1,565      1,569     1,744     1,720     1,624

Weighted average
shares issued in
connection with the
Optional Dividend
Reinvestment
 Plan           14,938     10,376     9,892     9,924    10,480

             2,951,285  2,912,469 2,627,564 2,530,380 2,499,372


All share data has been restated to reflect the June 1997 four-for-one stock split.

                             EXHIBIT 13


                       THE YORK WATER COMPANY

                 1998 ANNUAL REPORT TO SHAREHOLDERS




The York Water Company's 1998 Annual Report to Shareholders is attached hereto.

                             EXHIBIT 23



                   CONSENT OF INDEPENDENT AUDITORS


To the  Shareholders and Board of Directors of The York Water
Company:

We consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3 as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 12, 1999, relating to the balance sheets of The York Water Company as of December 31, 1998 and 1997, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report to shareholders and is incorporated by reference in the annual report on Form 10-K of The York Water Company.

We also consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3, as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 12, 1999 relating to the financial statement schedule as listed in Item 14(a) of the Company's December 31, 1998 annual report on Form 10-K, which report appears in such annual report on Form 10-K.


                                                      KPMG LLP

Harrisburg, Pennsylvania
March 26, 1999