Form 10-Q
period 1999-03-31
YORK WATER CO
filed 1999-05-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                            FORM 10-Q
            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999        Commission File No. 0-690


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

Common stock, No par value          2,991,889 Shares outstanding
                                    as of March 31, 1999

                      THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Balance Sheets
                                                 (Unaudited)
                                        As Of            As of
                                    Mar. 31, 1999  Dec. 31, 1998

UTILITY PLANT, at original cost      $103,002,586  $102,088,220
Less-Reserve for depreciation          16,053,663    15,687,003
                                       86,948,923    86,401,217

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $71,773 in 1999 and $70,457 in 1998      493,950       495,267

CURRENT ASSETS:
Cash and Cash Equivalents                 448,987       257,706
Receivables, less reserves of
 $120,000 in 1999 and in 1998           2,398,722     2,481,799
Materials and supplies, at cost           338,157       361,400
Prepaid expenses                          156,884       174,888
Deferred income taxes                      81,836        81,836
                                        3,424,586     3,357,629

OTHER LONG-TERM ASSETS:
Prepaid pension cost                    1,850,044     1,826,514
Deferred debt expense                     397,806       406,277
Deferred rate case expense                 10,830         4,820
Notes receivable                          780,455       813,075
Deferred regulatory assets              7,991,265     7,959,948
Other                                   1,270,252     1,214,344
                                       12,300,652    12,224,978
                                     $103,168,111  $102,479,091

                      THE YORK WATER COMPANY
                          Balance Sheets

                                                   (Unaudited)
                                        As Of           As Of
                                    Mar. 31, 1999  Dec. 31, 1998
CAPITALIZATION
Common stock, no par value,
 authorized 6,000,000 shares, out-
 standing 2,991,889 shares in 1999
 and 2,979,722 shares in 1998        $ 27,503,082 $ 27,292,726
Earnings retained in the business       3,087,034    3,087,710
                                       30,590,116   30,380,436
LONG-TERM DEBT
5.0% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                  4,300,000    4,300,000
10.05% Senior Notes, Series C,
 due 2020                               6,500,000    6,500,000
10.17% Senior Notes, Series A,
 due 2019                               6,000,000    6,000,000
9.6% Senior Notes, Series B,
 due 2019                               5,000,000    5,000,000
8.43% Senior Notes, Series D,
 due 2022                               7,500,000    7,500,000
4.75% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                  2,700,000    2,700,000
                                       32,000,000   32,000,000

CURRENT LIABILITIES
Short-term borrowings                           -            -
Accounts payable                          303,263      290,179
Dividends payable                         509,040      506,415
Accrued taxes                             440,414      347,244
Advance water revenues                    209,314      216,478
Accrued interest                          483,774      675,761
Other accrued expenses                    385,960      338,431
                                        2,331,765    2,374,508

DEFERRED CREDITS
Customers' advances for construction   16,974,532   16,689,050
Contributions in aid of construction    7,017,697    7,080,610
Deferred income taxes                  11,200,182   10,967,235
Deferred regulatory liabilities         1,706,139    1,681,584
Deferred employee benefits              1,347,680    1,305,668
                                       38,246,230   37,724,147

                                     $103,168,111 $102,479,091

                      THE YORK WATER COMPANY
                       Statements of Income

                                  (Unaudited)    (Unaudited)
                                  Three Months   Three Months
                                     Ended          Ended
                                  Mar. 31, 1999  Mar. 31, 1998
WATER OPERATING REVENUES
Residential                         $2,460,272     $2,348,525
Commercial and industrial            1,225,187      1,227,561
Other                                  473,258        441,482
                                     4,158,717      4,017,568
OPERATING EXPENSES
Operation and maintenance              883,763        892,827
Administrative and general             848,310        726,760
                                     1,732,073      1,619,587

Depreciation                           413,286        409,144
Taxes other than income taxes          266,771        271,687
Federal and state income taxes         398,838        358,112
                                     2,810,968      2,658,530

     Operating Income                1,347,749      1,359,038

INTEREST EXPENSE AND OTHER
 EXPENSE/(INCOME)
Interest on long-term debt             679,738        679,738
Interest on interim bank loans             786         15,324
Allowance for funds used during
 construction                          (13,261)       (26,506)
Other income, net                      (19,073)        (8,723)
                                       648,190        659,833

     Net Income                     $  699,559     $  699,205

Basic Earnings Per Share                 $0.23          $0.24

Cash Dividends Per Share                 $0.24          $0.23

                      THE YORK WATER COMPANY
                     Statements of Cash Flows

                                 (Unaudited)     (Unaudited)
                                 Three Months    Three Months
                                    Ended           Ended
                                 Mar. 31, 1999   Mar. 31, 1998

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                        $  699,559     $  699,205
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                         413,286        409,144
Provision for losses on
 accounts receivable                  29,250         25,500
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                        226,185        226,225
Changes in assets and liabilities:
 Decrease in accounts receivable      53,827         81,252
 Decrease in recoverable income taxes      -        102,521
 Decrease (increase) in materials and
 supplies                             23,243           (792)
 (Increase) decrease in prepaid
  expenses and prepaid pension costs  (5,526)        14,259
 Increase (decrease) in accounts
  payable, accrued expenses, other
  liabilities and deferred employee
  benefits                            98,086       (155,101)
 Decrease in accrued interest
  and taxes                          (98,817)       (80,189)
 Decrease (increase) in other
  assets                              52,559         (9,404)
 Net cash provided by operating
  activities                       1,491,652      1,312,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures         (1,065,681)      (924,638)
Customers' advances for
 construction and contributions in
 aid of construction                 222,569        471,262
   Net cash used in investing
   activities                       (843,112)      (453,376)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net repayments under line-of-credit
 agreements                                -       (143,000)
Issuance of common stock under
 dividend reinvestment plan          190,961        186,221
Issuance of common stock under
 employee stock purchase plan         19,395         19,076
Dividends paid                      (700,235)      (674,999)
Decrease in notes receivable          32,620         27,145
   Net cash used in financing
    activities                      (457,259)      (585,557)
Net increase in cash and cash
 equivalents                         191,281        273,687
Cash and cash equivalents at
 beginning of period                 257,706              -

Cash and cash equivalents at end
 of period                        $  448,987     $  273,687

Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                    $  859,251     $  860,542
  Income taxes                        44,641         29,365

                      THE YORK WATER COMPANY

              Notes to Interim Financial Statements




1.  Interim Financial Information

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998.


2.  Basic Earnings Per Share

     Basic earnings per share for the three months ended March
     31, 1999 and 1998 were based on weighted average shares outstanding of 2,988,884 and 2,942,258, respectively.

                      THE YORK WATER COMPANY


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998

Water operating revenues for the three months ended March 31, 1999 increased $141,149 or 3.5% compared to the three months ended March 31, 1998. Residential consumption increased 2.7% , while net commercial and industrial consumption declined by 1.5%. Other revenues including public consumption and fire service revenues increased in 1999 compared to 1998.

Operating expenses, exclusive of depreciation and taxes, for the three months ended March 31, 1999 increased $112,486 or 6.9% compared to the three months ended March 31, 1998. Expenses related to the printing of our first water quality report, legal fees related to strategic planning and shareholder rights, year 2000 system maintenance, and increases in workers compensation, pumping equipment maintenance, and payroll expenses were the primary reasons for the increase. Timing differences in the payment of dues and office supplies accounted for the remainder of the increase. Declines in rate case expense, filter plant maintenance, and maintenance of service lines and hydrants partially offset the increase.

Federal and state income taxes for the three months ended March 31, 1999 increased $40,726 or 11.4% when compared to the same period in 1998 primarily as a result of an increase in taxable income. The effective tax rates for the quarters ended March 31, 1999 and 1998 were 36.3 and 33.8, respectively.

Interest on interim bank loans decreased $14,538 or 94.8% through March 31, 1999 compared to March 31, 1998 due to a decrease in short-term debt outstanding in 1999. The average short-term debt outstanding in 1999 and 1998 was $48,611 and $882,000, respectively.

Allowance for funds used during construction for the first three months of 1999 decreased $13,245 when compared to the same period in 1998 due mainly to the completion of the Southern York County main extension and the Hametown Booster Station.

RATE DEVELOPMENTS

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on April 22, 1999 seeking a $1,535,946 or 8.8% increase in annual revenues. The PPUC is currently examining the potential rate increase.

                      THE YORK WATER COMPANY


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES


During the first three months of 1999, the per capita volume of water sold did not significantly change compared to the first three months of 1998. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the first quarter of 1999, the Company had $1,065,681 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first quarter of 1999, net cash provided by operating activities exceeded net cash used in investing and financing activities. The Company anticipates that during the remainder of 1999 net cash used in investing and financing activities will exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of March 31, 1999, current assets exceeded current liabilities by $1,092,821. Short-term borrowings from lines of credit as of March 31, 1999 were $0. The Company maintains lines of credit aggregating $20,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

As far as accounting, the Company will be replacing all of its current software. The software upgrade is approximately 60% complete and is expected to be completely installed by the end of second quarter 1999. This will allow for testing and adjustments to be made through the remainder of 1999. Current software will be used in the event something unanticipated occurs with the software upgrade.

The Company's electronic communications review has been completed and all necessary changes have been made. Only slight modifications were required.

In the area of embedded technology, the Company is working with the manufacturers of all our time-sensitive equipment to make sure the date field in the software has been located and updated to accept a four-digit date. The Company has identified filter plant control units, PC's, burglar alarms, and the check encoder as some of the items to be addressed for year 2000 problems. The Company expects to solve problems and test solutions in this area by the end of June 1999.

As of March 31, 1999, the Company incurred costs of approximately
$68,000, and estimates total costs of year 2000 remediation efforts to reach $100,000.

While the Company anticipates that critical vendors and suppliers will be year 2000 compliant, contingency plans will be put in place so that water service to customers will not be interrupted. In one of our most critical areas, energy, the Company already has emergency power generators installed as backups at most locations. Those locations which currently have no emergency backup, will have generators by the year 2000.

                      THE YORK WATER COMPANY



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's 4.75% Industrial Development Authority Revenue Refunding bonds Series 1994 have mandatory tender dates of May 15, 1999 and May 15, 2004. The bonds will be remarketed and the interest rate redetermined to 4.40% on May 15, 1999. Under the terms of the bonds, existing bond holders may elect to retain their bonds at the 4.40% interest rate. All bonds not retained by current bond holders have been remarketed. The newly issued bonds will mature on May 15, 2009.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on January 26, 1999, which included a statement providing for a Shareholder Rights Plan designed to protect the Company's shareholders in the event of an unsolicited, unfair offer to acquire the Company.

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




                                   THE YORK WATER COMPANY





                                   William T. Morris
                                   Principal Executive Officer

Date:  May 12, 1999





                                   Jeffrey S. Osman
                                   Principal Financial and
                                   Accounting Officer

Date:  May 12, 1999