Form 10-Q
period 1999-06-30
YORK WATER CO
filed 1999-08-13
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999         Commission File No. 0-690


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

    Common stock, No par value       3,003,486 Shares outstanding
                                     as of June 30, 1999
                      THE YORK WATER COMPANY
                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Balance Sheets

                                      (Unaudited)
                                          As Of          As of
                                     June 30, 1999  Dec. 31, 1998

UTILITY PLANT, at original cost       $104,682,348   $102,088,220
Less-Reserve for depreciation           16,327,184     15,687,003
                                        88,355,164     86,401,217

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $73,089 in 1999 and $70,457 in 1998       506,020        495,267

CURRENT ASSETS:
Cash and cash equivalents                  120,154        257,706
Receivables, less reserves of
 $120,000 in 1999 and in 1998            2,608,634      2,481,799
Recoverable income taxes                    71,608              -
Materials and supplies, at cost            353,622        361,400
Prepaid expenses                           263,933        174,888
Deferred income taxes                       81,836         81,836
                                         3,499,787      3,357,629

OTHER LONG-TERM ASSETS:
Prepaid pension cost                     1,873,574      1,826,514
Deferred debt expense                      409,218        406,277
Deferred rate case expense                  78,770          4,820
Notes receivable                           776,048        813,075
Deferred regulatory assets               8,054,383      7,959,948
Other                                    1,310,757      1,214,344
                                        12,502,750     12,224,978

                                      $104,863,721   $102,479,091
                          THE YORK WATER COMPANY
                               Balance Sheets

                                     (Unaudited)
                                         As Of          As Of
                                    June 30, 1999  Dec. 31, 1998
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares in
 1999 and 6,000,000 shares in 1998,
 outstanding 3,003,486 shares in
 1999 and 2,979,722 shares in 1998   $ 27,700,732   $ 27,292,726
Earnings retained in the business       3,115,066      3,087,710
                                       30,815,798     30,380,436
LONG-TERM DEBT
5.0% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                  4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                               6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                               6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                               5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                               7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                  2,700,000      2,700,000
                                       32,000,000     32,000,000

CURRENT LIABILITIES
Short-term borrowings                     509,000              -
Accounts payable                          479,849        290,179
Dividends payable                         523,820        506,415
Accrued taxes                              46,599        347,244
Advance water revenues                    220,353        216,478
Accrued interest                          674,974        675,761
Other accrued expenses                    375,895        338,431
                                        2,830,490      2,374,508

DEFERRED CREDITS
Customers' advances for construction   17,458,068     16,689,050
Contributions in aid of construction    7,018,563      7,080,610
Deferred income taxes                  11,369,691     10,967,235
Deferred regulatory liabilities         1,827,868      1,681,584
Deferred employee benefits              1,543,243      1,305,668
                                       39,217,433     37,724,147

                                     $104,863,721   $102,479,091

                        THE YORK WATER COMPANY
                         Statements of Income

                             (Unaudited)        (Unaudited)
                         Three Months Ended   Six Months Ended
                             June 30               June 30
                         1999       1998       1999       1998

WATER OPERATING REVENUES
Residential           $2,590,360 $2,480,183 $5,050,632 $4,828,708
Commercial and
 industrial            1,335,046  1,327,641  2,560,233  2,555,202
Other                    478,064    451,453    951,322    892,935
                       4,403,470  4,259,277  8,562,187  8,276,845

OPERATING EXPENSES
Operation and
 maintenance           1,024,540  1,048,226  1,908,303 1,941,053
Administrative and
 general                 930,665    752,673  1,778,975 1,479,433
Depreciation             413,286    409,145    826,572   818,289
Taxes other than
 income taxes            267,807    259,423    534,578   531,110
                       2,636,298  2,469,467  5,048,428 4,769,885

   Operating Income    1,767,172  1,789,810  3,513,759 3,506,960

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term
 debt                    678,949    679,737  1,358,687 1,359,475
Interest on short-term
 debt                      3,902      7,231      4,688    22,555
Allowance for funds used
 during construction     (16,621)   (25,641)   (29,882)  (52,147)
Other income, net        (61,352)   (26,091)   (80,425)  (34,814)
                         604,878    635,236  1,253,068  1,295,069
 Income before income
   taxes               1,162,294  1,154,574  2,260,691  2,211,891

Federal and state
 income taxes            431,167    395,567    830,005    753,679

   Net Income         $  731,127 $  759,007 $1,430,686 $1,458,212


Basic Earnings Per Share   $0.25      $0.25      $0.48      $0.49

Cash Dividends Per Share   $0.23      $0.23      $0.47      $0.46

                            THE YORK WATER COMPANY
                           Statements of Cash Flows

                                     (Unaudited)    (Unaudited)
                                     Six Months     Six Months
                                        Ended          Ended
                                    June 30, 1999  June 30, 1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                            $1,430,686     $1,458,212
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                             826,572        818,289
Provision for losses on
 accounts receivable                      58,500         51,000
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                            454,305        338,163
Changes in assets and liabilities:
  Increase in accounts receivable       (185,335)       (79,857)
  (Increase) decrease in recoverable
  income taxes                           (71,608)       397,141
  Decrease in materials and supplies       7,778         23,522
  Increase in prepaid expenses and
  prepaid pension costs                 (136,105)      (135,185)
  Increase in accounts payable,
  accrued expenses, other liabilities
  and deferred employee benefits         485,989        106,828
  Decrease in accrued interest
  and taxes                             (301,432)        (9,280)
  Increase in other assets               (53,539)       (53,065)
   Net cash provided by operating
    activities                         2,515,811      2,915,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures             (2,911,037)    (2,368,371)
Customers' advances for construction
 and contributions in aid of
 construction                            706,971      1,336,167
Decrease in notes receivable              37,027         53,907
   Net cash used in investing
   activities                         (2,167,039)      (978,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under
 line-of-credit agreements               509,000       (343,000)
Issuance of common stock under
 dividend reinvestment plan              369,893        375,355
Issuance of common stock under
 employee stock purchase plan             38,113         39,582
Dividends paid                        (1,403,330)    (1,352,281)
   Net cash used in financing
    activities                          (486,324)    (1,280,344)

Net (decrease) increase in cash
 and cash equivalents                   (137,552)       657,127
Cash and cash equivalents at
 beginning of period                     257,706              -

Cash and cash equivalents at
 end of period                        $  120,154     $  657,127

Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                        $1,332,768     $1,328,746
  Income taxes                           588,903        417,298

                      THE YORK WATER COMPANY

              Notes to Interim Financial Statements




     1.  Interim Financial Information

         The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 1998.

         Operating results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


     2.  Basic Earnings Per Share

         Basic earnings per share for the six months ended June
30, 1999 and 1998 were based on weighted average shares outstanding of 2,994,730 and 2,948,130, respectively.

                      THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

Net income for the three months ended June 30, 1999 was $731,127, a decrease of $27,880 or 3.7% compared to the three months ended
June 30, 1998.

Water operating revenues for the three months ended June 30, 1999 increased $144,193 or 3.4% compared to the three months ended
June 30, 1998. Consumption was up by 2.4% overall with the largest increase occurring in the residential area.

Operating expenses for the three months ended June 30, 1999 increased $166,831 or 6.8% compared to the three months ended June 30, 1998. Deferred compensation, retirement costs, legal fees related to union negotiations, stock transfer fees, year 2000 system maintenance and reduced premium credits for package and workers compensation insurance were the primary reasons for the increase. Declines in electric costs, water analysis fees, filter plant maintenance, rate case expense, and service line maintenance partially offset the increase.

Federal and state income taxes for the three months ended June 30, 1999 increased $35,600 or 9.0% when compared to the same period in 1998 primarily as a result of an increase in taxable net income. The effective tax rates for the quarters ended June 30, 1999 and 1998 were 37.1% and 34.3%, respectively.

Six Months Ended June 30, 1999 Compared
with Six Months Ended June 30, 1998

Net income for the six months ended June 30, 1999 was $1,430,686, a decrease of $27,526 or 1.9% compared to the six months ended
June 30, 1998.

Water operating revenues for the six months ended June 30, 1999 increased $285,342 or 3.4% compared to six months ended June 30, 1998. Residential consumption increased 2.7%, while net commercial and industrial consumption declined slightly (.1%). Other revenues including public consumption and fire service revenues increased in 1999 compared to 1998.
                    THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Operating expenses for the six months ended June 30, 1999 increased $278,543 or 5.8% compared to the six months ended June 30, 1998. Deferred compensation, retirement costs, expenses related to the printing of our first water quality report, legal fees related to strategic planning, shareholder rights, and union negotiations, year 2000 system maintenance, and reduced premium credits for package and workers compensation insurance were the primary reasons for the increase. Declines in electric costs, filter plant maintenance, rate case expense, and service line and hydrant maintenance expenses partially offset the increase.

Interest on interim bank loans decreased $17,867 or 79.2% through June 30, 1999 compared to June 30, 1998 due to a decrease in short-term debt outstanding in 1999. The average short-term debt outstanding in 1999 and 1998 was $143,149 and $641,972, respectively.

Allowance for funds used during construction for the first six months of 1999 decreased $22,265 when compared to the same period in 1998 due mainly to the completion of the Southern York County main extension and the Hametown Booster Station.

Federal and state income taxes for the six months ended June 30, 1999 increased $76,326 or 10.1% when compared to the same period in 1998 primarily as a result of an increase in taxable income. The effective tax rates for the first half of 1999 and 1998 were 36.7% and 34.1%, respectively.

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


                      THE YORK WATER COMPANY

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources

During the first six months of 1999, the per capita volume of water sold did not significantly change compared to the first six months of 1998. The Company does not anticipate any change in the level of water usage, other than the unknown effects of the drought, which could have a material impact on future results of operations.

During the first half of 1999, the Company had $2,911,037 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first half of 1999, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1999 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of June 30, 1999, current assets exceeded current liabilities by $669,297. Short-term borrowings from lines of credit as of June 30, 1999 were $509,000. The Company maintains lines of credit aggregating $17,000,000. Loans granted under these lines of credit bear interest based on the prime or LIBOR rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

As far as accounting, the Company is replacing all of its current software. The software upgrade is approximately 80% complete and is expected to be completely installed by the end of third quarter 1999. This will allow for testing and adjustments to be made through the remainder of 1999. Current software will be used in the event something unanticipated occurs with the software upgrade.

The Company's electronic communications review has been completed and all necessary changes have been made. Only slight modifications were required.

The Company's embedded technology review has been completed and all necessary changes have been made. Only slight modifications were required.

As of June 30, 1999, the Company incurred costs of approximately
$98,000, and estimates total costs of year 2000 remediation efforts to reach $110,000.

While the Company anticipates that critical vendors and suppliers will be year 2000 compliant, contingency plans will be put in place so that water service to customers will not be interrupted. In one of our most critical areas, energy, the Company already has emergency power generators installed as backups at most locations. Those locations which currently have no emergency backup will have generators by the year 2000.

Drought Emergency

On July 20, 1999, Pennsylvania Governor Tom Ridge signed a proclamation declaring a drought emergency in the Company's service territory, and calling on the Company's customers to conserve water. The Company is not able to determine the effect on the Company's financial position, results of operation or liquidity. Through the date of this filing, the effects of the drought have not had a material impact on water usage.

                      THE YORK WATER COMPANY
                   Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 3, 1999 at the office of the Company, 130 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

    (1) To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

             Paul W. Ware John L. Finlayson Chloe R. Eichelberger

For election2,253,398.695   2,251,282.695       2,251,599.695
Shares withheld 6,992.000       9,107.000           8,791.000

The following Directors' terms of office continued after the Annual Meeting.

        Frank Motter            Irvin S. Naylor
        George Hay Kain, III    William T. Morris
        Michael W. Gang         Horace Keesey III

            (2) To amend the Amended and Restated Articles of
Incorporation of the Company to increase the number of authorized shares of capital stock from 6,000,000 to 31,000,000.

        For Approval            1,945,056.695
        Against Approval          222,735.000
        Abstaining From Voting     27,381.000

            (3) To appoint KPMG LLP as independent accountants to audit the financial statements of the Company for the year 1999.

The actions taken by the Shareholders concerning the appointment of KPMG LLP as independent accountants are as follows:

        For Approval            2,252,456.545
        Against Approval            1,281.150
        Abstaining From Voting      6,649.000
                       THE YORK WATER COMPANY



                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE YORK WATER COMPANY





                                     William T. Morris
                                     Principal Executive Officer

Date:  August 13, 1999





                                     Jeffrey S. Osman
                                     Principal Financial and
                                     Accounting Officer

Date:  August 13, 1999