Form 10-Q
period 1999-09-30
YORK WATER CO
filed 1999-11-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999    Commission File No. 0-690


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

    Common stock, no par value      3,014,570 Shares outstanding
                                    as of September 30, 1999

                     THE YORK WATER COMPANY
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Balance Sheets
                                            (Unaudited)
                                        As Of         As of
                                    Sept.30,1999  Dec. 31, 1998

UTILITY PLANT, at original cost     $106,574,353   $102,088,220
Less-Reserve for depreciation         16,745,540     15,687,003
                                      89,828,813     86,401,217


OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $74,405 in 1999 and $70,457 in 1998     753,889        495,267


CURRENT ASSETS:
Cash and cash equivalents                      -        257,706
Receivables, less reserves of
 $120,000 in 1999 and in 1998          2,628,792      2,481,799
Recoverable income taxes                  14,393              -
Materials and supplies, at cost          394,984        361,400
Prepaid expenses                         200,305        174,888
Deferred income taxes                     81,836         81,836
                                       3,320,310      3,357,629


OTHER LONG-TERM ASSETS:
Prepaid pension cost                   1,897,104      1,826,514
Deferred debt expense                    400,502        406,277
Deferred rate case expense               120,339          4,820
Notes receivable                         774,472        813,075
Deferred regulatory assets             8,186,189      7,959,948
Other                                  1,347,219      1,214,344
                                      12,725,825     12,224,978
                                    $106,628,837   $102,479,091

                     THE YORK WATER COMPANY
                           Balance Sheets
                                    (Unaudited)
                                        As Of         As Of
                                    Sept.30,1999   Dec. 31, 1998
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares in
 1999 and 6,000,000 shares in 1998,
 outstanding 3,014,570 shares in
 1999 and 2,979,722 shares in 1998  $ 27,899,823    $ 27,292,726
Earnings retained in the business      3,322,287       3,087,710
                                      31,222,110      30,380,436
LONG-TERM DEBT
5.00% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                 4,300,000       4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000       6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000       6,000,000
9.6% Senior Notes, Series B,
 due 2019                              5,000,000       5,000,000
8.43% Senior Notes, Series D,
 due 2022                              7,500,000       7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                 2,700,000       2,700,000
                                      32,000,000      32,000,000
CURRENT LIABILITIES
Short-term borrowings                  1,027,000               -
Accounts payable                         423,859         290,179
Dividends payable                        525,188         506,415
Accrued taxes                             26,953         347,244
Advance water revenues                   228,200         216,478
Accrued interest                         480,624         675,761
Other accrued expenses                   352,662         338,431
                                       3,064,486       2,374,508
DEFERRED CREDITS
Customers' advances for construction  18,066,350      16,689,050
Contributions in aid of construction   7,092,089       7,080,610
Deferred income taxes                 11,705,756      10,967,235
Deferred regulatory liabilities        1,874,450       1,681,584
Deferred employee benefits             1,603,596       1,305,668
                                      40,342,241      37,724,147

                                    $106,628,837    $102,479,091
                                   THE YORK WATER COMPANY
                                    Statements of Income

                         (Unaudited)             (Unaudited)
                      Three Months Ended      Nine Months Ended
                           Sept. 30               Sept. 30
                         1999       1998      1999       1998
WATER OPERATING REVENUES
Residential          $2,649,564 $2,699,361 $7,700,196 $7,528,069
Commercial and
 industrial           1,494,749  1,459,238  4,054,982  4,014,440
Other                   474,468    454,237  1,425,790  1,347,172
                      4,618,781  4,612,836 13,180,968 12,889,681
OPERATING EXPENSES
Operation and
 maintenance          1,136,752    986,421  3,045,055  2,927,474
Administrative and
 general                810,259    858,476  2,589,234  2,337,909
Depreciation            413,287    409,144  1,239,859  1,227,433
Taxes other than
 income taxes           231,127    289,931    765,705    821,041
                      2,591,425  2,543,972  7,639,853  7,313,857

   Operating Income   2,027,356  2,068,864  5,541,115  5,575,824

INTEREST EXPENSE AND
 OTHER INCOME
Interest on long-term
 debt                   677,376    679,738  2,036,063  2,039,213
Interest on interim
 bank loans               8,105      7,177     12,793     29,732
Allowance for funds used
 during construction    (33,939)   (15,327)   (63,821)   (67,474)
Other income, net       (89,424)   (69,575)  (169,849)  (104,389)
                        562,118    602,013  1,815,186  1,897,082
 Income before income
  taxes               1,465,238  1,466,851  3,725,929  3,678,742

Federal and state
 income taxes           552,199    500,261  1,382,204  1,253,940

   Net Income        $  913,039 $  966,590 $2,343,725 $2,424,802

Basic earnings per share   $.30       $.33       $.78       $.82
Cash dividends per share   $.24       $.24       $.71       $.70

                                         THE YORK WATER COMPANY
                                        Statements of Cash Flows


                                      (Unaudited)     (Unaudited)
                                      Nine Months     Nine Months
                                        Ended           Ended
                                     Sept.30, 1999  Sept.30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $2,343,725     $2,424,802
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation                            1,239,859      1,227,433
Provision for losses on accounts
 receivable                                87,750         76,500
Increase in deferred
 income taxes (including regulatory
 assets and liabilities)                  705,146        493,679
Changes in assets and liabilities:
  Increase in accounts receivable        (234,743)      (185,048)
  (Increase) decrease in recoverable
   income taxes                           (14,393)       423,474
  (Increase) decrease in materials
   and supplies                           (33,584)        15,911
  Increase in prepaid expenses and
   prepaid pension costs                  (96,007)      (120,123)
  Increase in accounts payable,
   accrued expenses, other
   liabilities and deferred
   employee benefits                      476,334         22,996
  (Decrease) in accrued interest
   and taxes                             (515,428)      (187,335)
  (Increase) decrease in other assets    (177,034)        84,667
   Net cash provided by operating
   activities                           3,781,625      4,276,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures              (4,991,662)    (3,456,292)
Customers' advances for construction
 and contributions in aid of
 construction                           1,388,779      1,709,714
Decrease in notes receivable               38,603         31,503
   Net cash used in investing
   activities                          (3,564,280)    (1,715,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under
 line-of-credit agreements              1,027,000       (343,000)
Issuance of common stock under
 dividend reinvestment plan               549,320        569,006
Issuance of common stock under
 employee stock purchase plan              57,777         60,178
Dividends paid                         (2,109,148)    (2,047,031)
   Net cash used in financing
   activities                            (475,051)    (1,760,847)

Net (decrease) increase in cash and
 cash equivalents                        (257,706)       801,034
Cash and cash equivalents at beginning
 of period                                257,706              -

Cash and cash equivalents at end
 of period                             $      -0-     $  801,034

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
  Interest, net of amounts
  capitalized                          $2,177,208     $2,188,142
  Income taxes                            881,413        765,075


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

     Operating results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending
     December 31, 1999.


2.   Basic Earnings Per Share

     Basic earnings per share for the nine months ended September
     30, 1999 and 1998 were based on weighted average shares outstanding of 2,997,524 and 2,951,146, respectively.

                       THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998


Net income for the three months ended September 30, 1999 was $913,039, a decrease of $53,551 (5.5%) compared to the three months ended September 30, 1998.

Water operating revenues for the three months ended September 30, 1999 were consistent with the three months ended September 30, 1998. Commercial consumption rose for the three-month period while residential and industrial consumption declined.

Operating expenses for the three months ended September 30, 1999 increased $47,453 or 1.9% compared to the three months ended September 30, 1998. Increased main maintenance, chemical expenses due to the new hypochlorination system, year 2000 system maintenance, deferred compensation, and purification equipment maintenance were the primary reasons for the increase. Reduced pumping equipment maintenance, electric costs, rate case expense, capital stock tax and realty taxes partially offset the increase.

Allowance for funds used during construction for the three months ended September 30, 1999 increased $18,612 when compared to the same period in 1998 due to the Railroad/New Freedom and Windsor main extensions which are larger than average.

A loss recorded in 1998 on the sale of land previously occupied by the York New Salem standpipe caused other income, net to be higher for the three months ended September 30, 1999 than the three months ended September 30, 1998.

Federal and state income taxes for the three months ended September 30, 1999 increased $51,938 or 10.4% when compared to the same period in 1998 primarily as a result of an increase in taxable net income. The effective tax rates for the quarters ended September 30, 1999 and 1998 were 37.7% and 34.1%, respectively.


Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

Net income for the nine months ended September 30, 1999 was $2,343,725, a decrease of $81,077 or 3.3% compared to the nine months ended September 30, 1998.

Water operating revenues for the nine months ended September 30, 1999 increased $291,287 or 2.3% compared to the nine months ended
September 30, 1998.  Consumption was up by .9% overall.

Operating expenses for the nine months ended September 30, 1999 increased $325,996 or 4.5% compared to the nine months ended September 30, 1998. Deferred compensation, maintenance of mains, legal fees related to strategic planning, shareholder rights, and union negotiations, year 2000 system maintenance, reduced premium credits for insurance, increased chemical expenses due to the new hypochlorination system, and expenses related to the printing of the water quality report were the primary reasons for the increase. Declines in electric costs, filter plant maintenance, rate case expense, capital stock and realty taxes partially offset the increase.

Interest on interim bank loans decreased $16,939 or 57.0% through September 30, 1999 compared to September 30, 1998 due to a decrease in short-term debt outstanding in 1999. The average short-term debt outstanding in 1999 and 1998 was $253,059 and $596,220, respectively.

Other income net increased by $65,460 or 62.7% through September 30, 1999 compared to September 30, 1998 due to a 1998 loss on the sale of land in York New Salem, a decline in donations, and increased interest income on water district notes receivable.

Federal and state income taxes for the nine months ended September 30, 1999 increased $128,264 or 10.2% when compared to the same period in 1998 primarily as a result of an increase in taxable net income. The effective tax rates for the year-to-date periods ended September 30, 1999 and 1998 were 37.1% and 34.1%, respectively.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent formal rate request was filed by the Company on April 22, 1999 seeking an 8.8% increase in annual revenues. Effective October 1, 1999, the PPUC authorized an increase in rates designed to produce approximately $651,000 in additional annual revenues.

Liquidity and Capital Resources

During the first nine months of 1999, the per capita volume of water sold did not significantly change compared to the first nine months of 1998, despite the drought. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the nine months ended September 30, 1999, the Company had $4,991,662 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first nine months of 1999, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 1999 net cash used in investing and financing activities will again exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, a Pennvest loan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of September 30, 1999, current assets exceeded current liabilities by $255,824. Short-term borrowings from lines of credit as of September 30, 1999 were $1,027,000. The Company maintains lines of credit aggregating $17,000,000. Loans granted under these lines of credit bear interest based on the prime or LIBOR rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

As far as accounting, the Company is replacing all of its current software. The software upgrade is completely installed and is currently being tested and customized. Modifications are expected to be completed by the end of November 1999. Current software will be used in the event something unanticipated occurs with the software upgrade.

The Company's electronic communications review has been completed and all necessary changes have been made. Only slight modifications were required.

The Company's embedded technology review has been completed and all necessary changes have been made. Only slight modifications were required.

As of September 30, 1999, the Company incurred costs of approximately $126,000, and estimates total costs of year 2000 remediation efforts to reach $140,000.

While the Company anticipates that critical vendors and suppliers will be year 2000 compliant, contingency plans will be put in place so that water service to customers will not be interrupted. In one of our most critical areas, energy, the Company already has emergency power generators installed as backups at all locations.

Drought Emergency

On October 8, 1999, Pennsylvania Governor Tom Ridge lifted the drought emergency. The drought emergency had some impact on September revenues, but did not materially affect the Company's financial position. Any further drought impact should be negated by the rate increase.

Item 6.  Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K on October 28, 1999 regarding the repurchase of 38,000 shares of its common stock in a private transaction.

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

Date:  November 12, 1999




                                  /s/ Jeffrey S. Osman
                                  Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  November 12, 1999