Form 10-K
period 1999-12-31
YORK WATER CO
filed 2000-03-28
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
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

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant (based on the bid price of such stock) on February 10, 2000 was $50,067,274.

As of February 10, 2000 there were 2,989,091 shares of Common
Stock, no par value, outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 1999 Annual
Meeting of Shareholders are incorporated by reference into Part
III.

                             PART I

Item 1.        Business.

FORWARD-LOOKING STATEMENTS

          This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain information relating to the Company's business strategy, including the markets in which it operates, the services it provides, its plans for construction, its expansion of its service territories, water usage by its customers and its plans to invest in new technologies. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) weather conditions, particularly the amount of rainfall; (ii) the level of commercial and industrial business activity within the Company's service territory; (iii) construction of new housing within the Company's service territory; (iv) governmental regulations affecting the Company's rates and service obligations; and (v) general economic and business conditions which are less favorable than expected. The Company does not intend to update these cautionary statements.

(a)  General development of business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

(b)  Financial information about industry segments.

The Company operates in only one segment, the impounding, purification and distribution of water.

(c)  Narrative description of business.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission (PPUC) in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, West York, Manchester, Mount Wolf, New Salem, Hallam, Jacobus, Loganville, Yorkana, Seven Valleys, East Prospect, Jefferson, Glen Rock, New Freedom, Railroad, and portions of the Townships of Manchester, East Manchester, West Manchester, North Codorus, Shrewsbury, North Hopewell, Hopewell, Springettsbury, Spring Garden, Conewago, Springfield, York, Hellam, Windsor, Lower Windsor, Dover and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles. The Company's present average daily consumption is 20,928,000 gallons, and its present safe daily yield is 29,900,000 gallons.

The Company's service territory has an estimated population of
144,000.   Territory expansion during 1999 included:  the
completion of water mains and appurtenances to serve Railroad Borough, completion of interconnection with New Freedom Borough, finalization of Conewago Township as a water district, and completion of main to Conewago Township. Industry of the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning, barbells, etc. In the area served by the Company under the regulation of the PPUC there are no competitors.

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

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company will be able to cover fixed costs of operations.

The Company's business does not require large amounts of working capital and is not dependent upon any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 58%; commercial and industrial, 31%; other, 11%. The Company presently has 89 employees.

During the last five years ended in 1999, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:


               1999       1998       1997       1996       1995
Average daily
 consumption
 (gallons
  per day) 20,928,000 19,488,000 19,405,000 18,593,000 19,657,000
Miles of
 mains
 at year end      696        671        655        641        622
Additional
 distribution
 mains
 installed
 (ft.)        130,262     85,431     77,274     78,619     84,515
Number of
 customers     48,144     47,173     46,458     45,800     44,879
Population
 served       144,000    142,000    140,700    143,000    140,000

During 1999, the per capita volume of water sold did not significantly change compared to 1998. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

Item 2.  Properties.

The accounting and executive offices of the Company are located in two two-story brick and masonry buildings, containing approximately 21,861 square feet of floor space, at 124 and 130
East Market Street, York, Pennsylvania.

The Company has two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south. The lower dam is constructed of compacted earth with a concrete core wall and is 660 feet long and 50 feet high and creates a reservoir covering approximately 220 acres containing about 1,150,000,000 gallons of water. About 800 acres surrounding the reservoir are planted with more than 1,200,000 evergreen trees which the Company believes will protect the area both from pollution and also from soil erosion which might otherwise fill the reservoir with silt. The upper dam is constructed of compacted earth and is 1,000 feet long and 50 feet high and creates a reservoir covering approximately 290 acres containing about 1,600,000,000 gallons of water. About 600 acres surrounding the reservoir are planted with grass which the Company believes will protect the area both from pollution and also from soil erosion which might otherwise fill the reservoir with silt.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Based on an average daily consumption in 1999 of 20,928,000 gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

Clear water reservoirs of the Company which are located in Spring
Garden Township adjacent to the filtration plant are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 18,460,000 gallons of clear water.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury
Township. There are two one-story concrete block buildings having 26,680 square feet of area.

The distribution system of the Company has approximately 696 miles of main water lines.

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

Year 2000

This statement constitutes a year 2000 readiness disclosure by The York Water Company, under the Year 2000 Information and
Readiness Disclosure Act.

The "year 2000" issue has had no impact on the Company's operations. The Company incurred costs of year 2000 remediation of approximately $135,600. The Company will continue to monitor this issue but does not expect it to have a significant impact on the Company's operations.

Item 3.  Legal Proceedings.

There are no material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.



                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters.

The information set forth under the caption "Market for Common Stock and Dividends" of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Highlights of Our
184th Year" of the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 1999 Annual Report to Shareholders is incorporated herein by reference.

"Safe Harbor" Statements under the U. S. Private Securities Litigation Reform Act of 1995: Some statements in the 1999 Annual Report are forward-looking and actual results may differ materially from those stated. In addition to the factors discussed, among the other factors that may affect actual results are water demand and supply, the effect of economic conditions, interest-rate movements, and technological difficulties and changes in governmental regulations, including those of the Pennsylvania Public Utilities Commission. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk.

The Company does not use derivative financial instruments for speculative trading purposes. The Company's operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. Loans granted under these lines bear interest based upon the prime or LIBOR rate plus basis points. The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.

The Company's 4.40% Industrial Development Authority Revenue Refunding Bonds Series 1994 have a mandatory tender date of May 15, 2004. The 5% Series 1995 bonds have mandatory tender dates of June 1, 2000 and June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements set forth in the 1999 Annual
Report to Shareholders are incorporated herein by reference:

  Balance Sheets as of December 31, 1999 and 1998       Page 12
  Statements of Income for Years Ended December 31,
    1999, 1998 and 1997                                 Page 13
  Statements of Shareholders' Investment for Years
    Ended December 31, 1999, 1998 and 1997              Page 13
  Statements of Cash Flows for Years Ended
    December 31, 1999, 1998 and 1997                    Page 14
  Notes to Financial Statements                         Page 15

  Independent Auditors' Report                          Page 21

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 1999 Annual Report to Shareholders is not deemed to be filed as part of this report. Selected quarterly financial data are not presented because the Company does not meet the tests set forth in Item 302 (a)(5) of Regulation S-K.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting
Compliance" of the Proxy Statement issued pursuant to Regulation
14A for the Company's 2000 Annual Meeting of Shareholders to be held May 1, 2000 is incorporated herein by reference.


Item 11.  Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2000 Annual Meeting of Shareholders to be held May 1, 2000 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2000 Annual Meeting of Shareholders to be held May 1, 2000 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2000 Annual Meeting of Shareholders to be held May 1, 2000 is incorporated herein by reference.

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

                   INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of The York Water Company:

Under date of February 25, 2000, we reported on the balance sheets of The York Water Company as of December 31, 1999 and 1998, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in
Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        KPMG  LLP


Baltimore, Maryland
February 25, 2000

                      THE YORK WATER COMPANY

          SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                         Additions Charged to

                Balance
                at         Costs                        Balance
                beginning  and       Recov-  Deduc-     At End
                Of Year    Expenses  eries   tions      Of Year

FOR THE YEAR
 ENDED
 DECEMBER 31,
 1999:

Reserve for
 uncollectible
 accounts       $120,000  $ 87,795  $12,992  $100,787  $120,000

FOR THE YEAR
 ENDED
 DECEMBER 31,
 1998:

Reserve for
 uncollectible
 accounts       $110,000  $103,957  $ 7,115  $101,072  $120,000

FOR THE YEAR
 ENDED
 DECEMBER 31,
 1997:

Reserve for
 uncollectible
 accounts       $ 90,000  $ 97,923  $ 5,043  $ 82,966  $110,000

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE YORK WATER COMPANY
                                        (Registrant)


Dated:   March 27, 2000            By:  /s/ W. T. Morris
                                        William T. Morris
                                   President and Chief Executive
                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ W. T. Morris                  By:  /s/ Jeffrey S. Osman
     William T. Morris                      Jeffrey S. Osman
    (Principal Executive and           (Principal Accounting
     Financial Officer and              Officer)
     Director)

Dated:  March 27, 2000              Dated:  March 27, 2000

        Directors:                          Date

By:  /s/
        Irvin S. Naylor
        (Chairman)

By:  /s/ Horace Keesey III                  3/27/00
        Horace Keesey III

By:  /s/ Chloe R. Eichelberger              3/27/00
        Chloe Eichelberger

By:  /s/ Paul W. Ware                       3/27/00
        Paul W. Ware

By:  /s/ John L. Finlayson                  3/27/00
        John L. Finlayson

By:  /s/
        Frank Motter

By:  /s/ George Hay Kain, III               3/27/00
        George Hay Kain, III

By:  /s/ Michael W. Gang                    3/27/00
         Michael W. Gang

                          INDEX TO EXHIBITS

                                     Page Number of
Exhibit             Exhibit          Incorporation
Number            Description        By Reference

  3     Amended and Restated
        Articles of Incorporation  Incorporated herein by
                                   reference.  Filed
                                   previously with the
                                   Securities and Exchange
                                   Commission as Exhibit
                                   4.1 to Amendment No. 1
                                   to Form S-3 dated June
                                   12, 1997 (File No. 33-
                                   81246).

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

  4.6   Note Agreement Relative    Incorporated herein by
        to the $6,000,000 10.17%   reference.  Filed previously
        Senior Notes, Series A     with the Securities and
        and $5,000,000 9.60%       Exchange Commission as Exhibit
        Senior Notes, Series B     4.5 to the Company's 1989
        dated January 2, 1989      Form 10-K.

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

  4.12  Fourth Supplemental        Incorporated herein by
        Acquisition, Financing     reference.  Filed previously
        and Sale Agreement         with the Securities and
        Relative to the            Exchange Commission as Exhibit
        $2,700,000 4.75% Water     4.8 to the Company's Quarterly
        Facilities Revenue         Report Form 10-Q for the
        Refunding Bonds dated      quarter ended June 30, 1994.
        February 1, 1994

  4.13  Fifth Supplemental         Incorporated herein by
        Acquisition, Financing     reference.  Filed previously
        and Sale Agreement         with the Securities and
        Relative to the            Exchange Commission as Exhibit
        $4,300,000 5% Water        4.9 to the Company's Quarterly
        Facilities Revenue         Report Form 10-Q for the
        Refunding Bonds dated      quarter ended September 30,
        October 1, 1995            1995.

  10.1  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed previously
        Company and Springetts-    with the Securities and
        bury Township Relative     Exchange Commission as Exhibit
        to Extension of Water      10.1 to the Company's 1989
        Mains dated April 17,      Form 10-K.
        1985

  10.2  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed previously
        Company and Windsor        with the Securities and
        Township Relative to       Exchange Commission as Exhibit
        Extension of Water Mains   10.2 to the Company's 1989
        dated February 9, 1989     Form 10-K.

  10.3  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed previously
        Company and Windsor        with the Securities and
        Township, Yorkana          Exchange Commission as Exhibit
        Borough, Modern Trash      10.3 to the Company's 1989
        Removal of York, Inc. and  Form 10-K.
        Lower Windsor Township
        Relative to Extension of
        Water Mains dated July 18,
        1989

  10.4  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed previously
        Company and North Codorus  with the Securities and
        Township Relative to       Exchange Commission as Exhibit
        Extension of Water Mains   10.4 to the Company's 1990
        dated September 20, 1989   Form 10-K.

  10.5  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed previously
        Company and York Township  with the Securities and
        Relative to Extension of   Exchange Commission as Exhibit
        Water Mains dated          10.5 to the Company's 1990
        December 29, 1989          Form 10-K.

  11    Common Shares Used in      Page 13
        Computing Earnings Per
        Share

  13    1999 Annual Report to      Page 14
        Shareholders

  23    Consent of Independent     Page 15
        Auditors

  27    Financial Data Schedule    Page 16

                          EXHIBIT 11

                    THE YORK WATER COMPANY

                    COMMON SHARES USED IN
                      COMPUTING EARNINGS
                          PER SHARE



              1999       1998       1997       1996       1995

Common shares
outstanding,
beginning of
the year    2,979,722  2,934,782  2,900,524  2,549,496  2,518,736

Weighted average
shares issued in
connection with
1996 stock
subscription        -          -          -     66,432          -

Weighted average
shares repurchased
in 1999        (7,392)         -          -          -          -

Weighted average
shares issued in
connection with the
Employee Stock
Purchase Plan   1,701      1,565      1,569      1,744      1,720

Weighted average
shares issued in
connection with
the Optional
Dividend Rein-
vestment Plan  16,236     14,938     10,376      9,892      9,924

            2,990,267  2,951,285  2,912,469  2,627,564  2,530,380

All share data has been restated to reflect the June 1997 four-for-one stock split.

                            EXHIBIT 13



                      THE YORK WATER COMPANY

                1999 ANNUAL REPORT TO SHAREHOLDERS




The York Water Company's 1999 Annual Report to Shareholders is attached hereto.

                            EXHIBIT 23






                 CONSENT OF INDEPENDENT AUDITORS

     To the Shareholders and Board of Directors of The York Water Company:

We consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3 as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 25, 2000, relating to the balance sheets of The York Water Company as of December 31, 1999 and 1998, and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report to shareholders and is incorporated by reference in the annual report on Form 10-K of The York Water Company.

We also consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3, as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 25, 2000 relating to the financial statement schedule as listed in Item 14(a) of the Company's December 31, 1999 annual report on Form 10-K, which report appears in such annual report on Form 10-K.



                                                       KPMG LLP


Baltimore, Maryland
March 28, 2000