Form 10-Q
period 2000-03-31
YORK WATER CO
filed 2000-05-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000        Commission File No. 0-690


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

     Common stock, No par value      3,002,920 Shares outstanding
                                     as of March 31, 2000

                      THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Balance Sheets

                                     (Unaudited)
                                        As Of           As of
                                    Mar. 31, 2000  Dec. 31, 1999


UTILITY PLANT, at original cost     $109,870,292   $108,804,699
Less-Reserve for depreciation         17,514,517     17,079,631
                                      92,355,775     91,725,068

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $77,037 in 2000 and $75,721 in
 1999                                    514,497        515,813


CURRENT ASSETS:
Receivables, less reserves of
 $130,000 in 2000 and $120,000
 in 1999                               2,664,117      2,753,260
Recoverable income taxes                       -          5,702
Materials and supplies, at cost          379,550        390,440
Prepaid expenses                         184,871        225,106
Deferred income taxes                     88,655         81,836
                                       3,317,193      3,456,344


OTHER LONG-TERM ASSETS:
Prepaid pension cost                   2,001,413      1,977,883
Deferred debt expense                    387,090        396,190
Deferred rate case expense                90,590        105,688
Notes receivable                       1,018,369        783,794
Deferred regulatory assets             8,247,053      8,296,669
Other                                  1,406,077      1,342,661
                                      13,150,592     12,902,885


                                    $109,338,057   $108,600,110

                      THE YORK WATER COMPANY
                          Balance Sheets


                                     (Unaudited)
                                        As Of         As Of
                                    Mar. 31, 2000  Dec. 31, 1999
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares, out-
 standing 3,002,920 shares in 2000
 and 2,989,091 shares in 1999       $ 28,298,599   $ 28,099,197
Earnings retained in the business      3,504,158      3,418,257
Treasury stock, 38,000 shares in
 2000 and 1999                          (687,800)      (687,800)
                                      31,114,957     30,829,654


LONG-TERM DEBT
1.0% Pennvest Loan, due 2019             756,600        765,943
5.0% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                 4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                              5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                              7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding
 Bonds, Series 1994, due 2009          2,700,000      2,700,000
                                      32,756,600     32,765,943

CURRENT LIABILITIES
Short-term borrowings                    740,486      1,431,118
Current portion of long-term debt         37,231         34,057
Accounts payable                         517,281        600,993
Dividends payable                        537,262        534,889
Accrued taxes                            407,105         31,458
Advance water revenues                    18,014         18,173
Accrued interest                         480,230        676,687
Other accrued expenses                   413,030        396,771
                                       3,150,639      3,724,146

DEFERRED CREDITS
Customers' advances for construction  17,910,140     17,054,497
Contributions in aid of construction   8,658,845      8,658,845
Deferred income taxes                 12,357,124     12,109,748
Deferred regulatory liabilities        1,793,839      1,823,447
Deferred employee benefits             1,595,913      1,633,830
                                      42,315,861     41,280,367

                                    $109,338,057   $108,600,110

                      THE YORK WATER COMPANY

                       Statements of Income


                                  (Unaudited)    (Unaudited)
                                  Three Months   Three Months
                                     Ended          Ended
                                  Mar. 31, 2000  Mar. 31, 1999

WATER OPERATING REVENUES
Residential                        $2,663,753     $2,460,272
Commercial and industrial           1,262,604      1,225,187
Other                                 574,818        473,258
                                    4,501,175      4,158,717


OPERATING EXPENSES
Operation and maintenance             957,114        883,763
Administrative and general            886,528        848,310
Depreciation and amortization         418,429        413,286
Taxes other than income taxes         335,759        266,771
                                    2,597,830      2,412,130

     Operating income               1,903,345      1,746,587

INTEREST EXPENSE AND OTHER INCOME
Interest on long-term debt            677,060        679,738
Interest on interim bank loans         22,320            786
Allowance for funds used during
 construction                         (20,203)       (13,261)
Other income, net                     (35,700)       (19,073)
                                      643,477        648,190

     Income before income taxes     1,259,868      1,098,397

Federal and state income taxes        456,585        398,838

     Net income                    $  803,283     $  699,559


Basic Earnings Per Share                $0.27          $0.23

Cash Dividends Per Share                $0.24          $0.24

                      THE YORK WATER COMPANY

              Statements of Shareholders' Investment




                                           Earnings
                                           Retained
                                Common     in the       Treasury
                                 Stock     Business      Stock


Balance, December 31, 1999    $28,099,197  $3,418,257  $(687,800)

  Net Income                            -     803,283          -

  Cash Dividends                        -    (717,382)         -

  Issuance of common stock
   under dividend reinvest-
   ment plan                      179,867           -          -

  Issuance of common stock
   under employee stock
   purchase plan                   19,535           -          -


Balance, March 31, 2000       $28,298,599  $3,504,158  $(687,800)

                      THE YORK WATER COMPANY
                     Statements of Cash Flows


                                 (Unaudited)     (Unaudited)
                                 Three Months    Three Months
                                    Ended           Ended
                                 Mar. 31, 2000   Mar. 31, 1999

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                        $  803,283      $  699,559
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                         418,429         413,286
Provision for losses on accounts
 receivable                           32,500          29,250
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                        260,565         226,185
Changes in assets and liabilities:
  Decrease in accounts receivable     56,643          53,827
  Decrease in recoverable income
   taxes                               5,702               -
  Decrease in materials and supplies  10,890          23,243
  Decrease (increase) in prepaid
   expenses and prepaid pension costs 16,705          (5,526)
  (Decrease) increase in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                          (99,982)         98,086
  Increase (decrease) in accrued
   interest and taxes                179,190         (98,817)
  (Increase) decrease in other
   assets                            (21,866)         52,559
   Net cash provided by operating
    activities                     1,662,059       1,491,652

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Construction expenditures         (1,065,172)     (1,065,681)
Customers' advances for
 construction and contributions
 in aid of construction              855,643         222,569
   Net cash used in investing
    activities                      (209,529)       (843,112)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Repayments of long-term debt          (9,343)              -
Net repayments under line-of-
 credit agreements                  (690,632)              -
Issuance of common stock under
 dividend reinvestment plan          179,867         190,961
Issuance of common stock under
 employee stock purchase plan         19,535          19,395
Dividends paid                      (717,382)       (700,235)
(Increase) decrease in notes
 receivable                         (234,575)         32,620
   Net cash used in financing
    activities                    (1,452,530)       (457,259)
Net increase in cash and cash
 equivalents                               -         191,281
Cash and cash equivalents at
 beginning of period                       -         257,706

Cash and cash equivalents at
 end of period                    $        -      $  448,987

Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                    $  871,334      $  859,251
  Income taxes                        53,897          44,641

                      THE YORK WATER COMPANY

              Notes to Interim Financial Statements




  1.  Interim Financial Information

      The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999.


  2.  Basic Earnings Per Share

      Basic earnings per share for the three months ended March
31, 2000 and 1999 were based on weighted average shares outstanding of 2,999,510 and 2,988,884, respectively.


  3. Certain items from the prior year statements have been reclassified for comparative purposes.
                           THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Results of Operations


Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

Water operating revenues for the three months ended March 31, 2000 increased $342,458 or 8.2% compared to the three months ended March 31, 1999. The increase resulted from both a 5.3% rate increase approved by the Pennsylvania Public Utility Commission (PPUC) effective October 1, 1999, and an increase in consumption of water due to an increase in customers. Residential consumption increased 2.5%, while commercial and industrial consumption increased by 1.9%. Other revenues including public consumption and fire service increased in 2000 compared to 1999.

Operating expenses for the first three months of 2000 increased $185,700 or 7.7% compared to the same period in 1999. Increased main and service line maintenance primarily due to highway relocation was the largest factor in the increase. Additionally, realty taxes, general insurance, and rate case expenses increased in 2000 compared to 1999. These increases were partially offset by declines in Y2K expenses, legal fees, and deferred compensation provisions.

Interest on interim bank loans increased $21,534 through March
2000 compared to March 1999 due to an increase in short-term debt outstanding in 2000. The average short-term debt outstanding in 2000 and 1999 was $1,098,856 and $48,611, respectively.

Other income, net increased by $16,627 for the first three months of 2000 compared to the first three months of 1999 due to the recognition of additional interest income on Mt. Zion and Windsor water district notes.

Federal and state income taxes for the period ended March 31, 2000 were $57,747 or 14.5% higher than the period ended March 31, 1999 due to an increase in taxable income.


Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed in April 1999. Effective October 1, 1999, the PPUC authorized an increase in rates designed to produce approximately $651,000 in additional annual operating revenues, an increase of 5.3%.

Liquidity and Capital Resources

During the first three months of 2000, the per capita volume of water sold did not significantly change compared to the first three months of 1999. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the first quarter of 2000, the Company had $1,065,172 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first quarter of 2000, net cash provided by operating activities equaled net cash used in investing and financing activities. The Company anticipates that during the remainder of 2000 net cash used in investing and financing activities will exceed net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of March 31, 2000, current assets exceeded current liabilities by $157,434. Short-term borrowings from lines of credit as of March 31, 2000 were $740,486. The Company maintains lines of credit aggregating $16,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

Year 2000

This statement constitutes a year 2000 readiness disclosure by The York Water Company, under the Year 2000 Information and Disclosure Act. The "year 2000" issue had no impact on the Company's operations. The Company incurred costs of year 2000 remediation of approximately $142,100. The Company will continue to monitor this issue, but does not expect it to have a significant impact on the Company's operations.

                   PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The Company's 5.00% Industrial Development Authority Revenue Refunding bonds Series 1995 have a mandatory tender date of June 1, 2000. The bonds will be remarketed and the interest rate redetermined to 6.00% on June 1, 2000. Under the terms of the bonds, existing bond holders may elect to retain their bonds at the 6.00% interest rate. All bonds not retained by current bond holders are guaranteed to be remarketed. The newly issued bonds will mature on June 1, 2010.

Item 6.  Exhibits and Reports on Form 8-K

The Company filed two reports on Form 8-K on March 29, 2000. The first reported the termination of KPMG LLP as the Company's principal accountants, and the second reported the Board recommendation of Stambaugh-Ness P.C. as independent auditors of the Company subject to shareholder approval.

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




                                   THE YORK WATER COMPANY



                                   William T. Morris
                                   Principal Executive Officer

Date:  May 12, 2000





                                   Jeffrey S. Osman
                                   Principal Financial and
                                   Accounting Officer

Date:  May 12, 2000