Form 10-Q
period 2000-06-30
YORK WATER CO
filed 2000-08-11
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                              FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000         Commission File No. 0-690



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

     Common stock, No par value      3,017,159 Shares outstanding
                                     as of June 30, 2000

                        THE YORK WATER COMPANY

                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          Balance Sheets

                                      (Unaudited)
                                         As of          As of
                                     June 30, 2000  Dec. 31, 1999

UTILITY PLANT, at original cost       $110,892,999   $108,804,699
Less-Reserve for depreciation           17,812,476     17,079,631
                                        93,080,523     91,725,068


OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $78,353 in 2000 and $75,721 in 1999       513,181        515,813


CURRENT ASSETS:
Receivables, less reserves of
 $130,000 in 2000 and $120,000 in 1999   2,705,296      2,753,260
Recoverable income taxes                    71,454          5,702
Materials and supplies, at cost            380,230        390,440
Prepaid expenses                           400,314        225,106
Deferred income taxes                       88,655         81,836
                                         3,645,949      3,456,344


OTHER LONG-TERM ASSETS:
Prepaid pension cost                     2,078,153      1,977,883
Deferred debt expense                      409,568        396,190
Deferred rate case expense                  75,492        105,688
Notes receivable                           980,077        783,794
Deferred regulatory assets               8,324,002      8,296,669
Other                                    1,423,357      1,342,661
                                        13,290,649     12,902,885

                                      $110,530,302   $108,600,110

                            THE YORK WATER COMPANY
                                Balance Sheets

                                     (Unaudited)
                                         As Of         As Of
                                    June 30, 2000  Dec. 31, 1999
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares,
 outstanding 3,017,159 shares in
 2000 and 2,989,091 shares in 1999   $ 28,496,432   $ 28,099,197
Earnings retained in the business       3,718,349      3,418,257
Treasury stock, 38,000 shares in
 2000 and 1999                           (687,800)      (687,800)
                                       31,526,981     30,829,654

LONG-TERM DEBT
1.0% Pennvest Loan, due 2019              747,234        765,943
6.0% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                  4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                               6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                               6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                               5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                               7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                  2,700,000      2,700,000
                                       32,747,234     32,765,943

CURRENT LIABILITIES
Short-term borrowings                   1,435,880      1,431,118
Current portion of long-term debt          37,324         34,057
Accounts payable                          379,702        600,993
Dividends payable                         542,111        534,889
Accrued taxes                              38,517         31,458
Advance water revenues                     25,328         18,173
Accrued interest                          678,164        676,687
Other accrued expenses                    362,803        396,771
                                        3,499,829      3,724,146

DEFERRED CREDITS
Customers' advances for construction   18,028,259     17,054,497
Contributions in aid of construction    8,658,845      8,658,845
Deferred income taxes                  12,712,603     12,109,748
Deferred regulatory liabilities         1,774,033      1,823,447
Deferred employee benefits              1,582,518      1,633,830
                                       42,756,258     41,280,367

                                     $110,530,302   $108,600,110

                         THE YORK WATER COMPANY
                          Statements of Income

                             (Unaudited)         (Unaudited)
                         Three Months Ended   Six Months Ended
                             June 30              June 30
                         2000       1999      2000      1999
WATER OPERATING REVENUES
Residential           $2,769,250 $2,590,360 $5,433,003 $5,050,632
Commercial and
 industrial            1,309,827  1,335,046  2,572,431  2,560,233
Other                    529,691    478,064  1,104,509    951,322
                       4,608,768  4,403,470  9,109,943  8,562,187
OPERATING EXPENSES
Operation and
 maintenance           1,057,319  1,024,540  2,014,433  1,908,303
Administrative and
 general                 836,204    930,665  1,722,732  1,778,975
Depreciation             418,428    413,286    836,857    826,572
Taxes other than
 income taxes            224,381    267,807    560,140    534,578
                       2,536,332  2,636,298  5,134,162  5,048,428

   Operating Income    2,072,436  1,767,172  3,975,781  3,513,759

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term
 debt                    682,935    678,949  1,359,995  1,358,687
Interest on short-term
 debt                     21,891      3,902     44,211      4,688
Allowance for funds used
 during construction      (9,273)   (16,621)   (29,476)  (29,882)
Other income, net        (43,700)   (61,352)   (79,400)  (80,425)
                         651,853    604,878  1,295,330  1,253,068
   Income before income
     taxes             1,420,583  1,162,294  2,680,451  2,260,691

Federal and state
 income taxes            485,691    431,167    942,276    830,005

     Net Income       $  934,892 $  731,127 $1,738,175 $1,430,686

Basic Earnings Per Share   $0.31      $0.25      $0.58      $0.48
Cash Dividends Per Share   $0.24      $0.23      $0.48      $0.47

                            THE YORK WATER COMPANY

                    Statements of Shareholders' Investment



                                           Earnings
                                           Retained
                              Common        in the      Treasury
                               Stock       Business      Stock


Balance, December 31, 1999  $28,099,197   $3,418,257   $(687,800)

    Net Income                        -    1,738,175           -

    Cash Dividends                    -   (1,438,083)          -

    Issuance of common
     stock under dividend
     reinvestment plan          358,125            -           -

    Issuance of common
     stock under employee
     stock purchase plan         39,110            -           -


Balance, June 30, 2000      $28,496,432   $3,718,349   $(687,800)

                            THE YORK WATER COMPANY
                           Statements of Cash Flows

                                     (Unaudited)    (Unaudited)
                                     Six Months     Six Months
                                        Ended          Ended
                                    June 30, 2000  June 30, 1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                            $1,738,175     $1,430,686
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                             836,857        826,572
Provision for losses on
 accounts receivable                      65,000         58,500
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                            519,289        454,305
Changes in assets and liabilities:
  Increase in accounts receivable        (17,036)      (185,335)
  Increase in recoverable income taxes   (65,752)       (71,608)
  Decrease in materials and supplies      10,210          7,778
  Increase in prepaid expenses and
   prepaid pension costs                (275,478)      (136,105)
  (Decrease) increase in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                             (288,927)       485,989
  Increase (decrease) in accrued
   interest and taxes                      8,536       (301,432)
  Increase in other assets               (57,975)       (53,539)
   Net cash provided by operating
    activities                         2,472,899      2,515,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures             (2,195,583)    (2,911,037)
Customers' advances for construction
 and contributions in aid of
 construction                            973,762        706,971
(Increase) decrease in notes
 receivable                             (196,283)        37,027
   Net cash used in investing
    activities                        (1,418,104)    (2,167,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt             (18,709)             -
Net borrowings under line-of-credit
 agreements                                4,762        509,000
Issuance of common stock under
 dividend reinvestment plan              358,125        369,893
Issuance of common stock under
 employee stock purchase plan             39,110         38,113
Dividends paid                        (1,438,083)    (1,403,330)
   Net cash used in financing
    activities                        (1,054,795)      (486,324)

Net decrease in cash and cash
 equivalents                                   -       (137,552)
Cash and cash equivalents at
 beginning of period                           -        257,706

Cash and cash equivalents at
 end of period                        $        -     $  120,154

Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                        $1,366,540     $1,332,768
  Income taxes                           556,727        588,903

                         THE YORK WATER COMPANY

                 Notes to Interim Financial Statements




  1.   Interim Financial Information

       The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 1999.

       Operating results for the three month and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


  2.   Basic Earnings Per Share

       Basic earnings per share for the six months ended June 30, 2000 and 1999 were based on weighted average shares outstanding of 3,006,687 and 2,994,730, respectively.

                        THE YORK WATER COMPANY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

Water operating revenues for the three months ended June 30, 2000 increased $205,298 or 4.7% compared to the three months ended June 30, 1999. The increase resulted from a 5.3% rate increase approved by the Pennsylvania Public Utility Commission (PPUC) effective October 1, 1999. Overall consumption was down 5.7% for second quarter 2000 compared to second quarter 1999.

Operating expenses for the second quarter of 2000 decreased $99,966 or 3.8% compared to the same period in 1999. Reduced deferred compensation expenses, pension plan fees, and capital stock tax caused most of the decrease. These reductions were partially offset by increased main and service line maintenance due to highway relocation, increased power, rate case, and chemical expenses.

Interest on interim bank loans increased $17,989 during the second quarter 2000 compared to second quarter 1999 due to an increase in short-term debt outstanding in 2000. The average short-term debt outstanding in 2000 and 1999 was $1,097,262 and $236,648, respectively.

Other income, net decreased by $17,652 for the second quarter of 2000 compared to the second quarter of 1999 due to the recognition of less interest on the Mt. Zion water district note.

Federal and state income taxes for the quarter ended June 30, 2000 were $54,524 or 12.6% higher than the period ended June 30, 1999 due to an increase in taxable income.

Six Months Ended June 30, 2000 Compared
with Six Months Ended June 30, 1999

Water operating revenues for the six months ended June 30, 2000 increased $547,756 or 6.4% compared to the six months ended June 30, 1999. The increase resulted primarily from a 5.3% rate increase approved by the PPUC effective October 1, 1999. Overall consumption was down 1.0% for the year-to-date period. Residential consumption was up slightly, while commercial and industrial consumption were down. Public consumption, shown as other, increased in 2000 when compared to 1999.

Operating expenses for the first six months of 2000 increased $85,734 or 1.7% compared to the same period in 1999. Increased main and service line maintenance primarily due to highway relocation was the largest factor in the increase. In addition, realty taxes, power, chemicals and rate case expenses increased in 2000 compared to 1999. These increases were partially offset by declines in deferred compensation, Y2K expenses, legal fees and pension costs.

Interest on interim bank loans increased $39,523 during the first half 2000 compared to first half 1999 due to an increase in short-term debt outstanding in 2000. The average short-term debt outstanding in 2000 and 1999 was $1,098,059 and $143,149, respectively.

Federal and state income taxes for the year-to-date period ended
June 30, 2000 were $112,271 or 13.5% higher than the period ended
June 30, 1999 due to an increase in taxable income.

RATE DEVELOPMENTS

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed in April 1999. Effective October
1, 1999, the PPUC authorized an increase in rates designed to produce approximately $651,000 in additional annual operating revenues, an increase of 5.3%. The next application to increase rates will most likely be filed in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, the per capita volume of water sold did not significantly change compared to the first six months of 1999. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the first half of 2000, the Company had $2,195,583 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first half of 2000, net cash provided by operating activities equaled net cash used in investing and financing activities. The Company anticipates that during the remainder of 2000 net cash used in investing and financing activities will equal net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of June 30, 2000, current assets exceeded current liabilities by $146,120. Short-term borrowings from lines of credit as of June 30, 2000 were $1,435,880. The Company maintains lines of credit aggregating $16,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

                        THE YORK WATER COMPANY
                     Part II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of The York Water Company was convened May 1, 2000 at the office of the Company, 130 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

     (1) To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

              Frank Motter  George Hay Kain, III  Michael W. Gang

For election   2,327,767.770    2,330,819.770      2,331,375.770
Shares withheld   49,763.000       46,711.000         46,155.000

The following Directors' terms of office continued after the Annual Meeting.

         Irvin S. Naylor         Paul W. Ware
         William T. Morris       John L. Finleyson
         Horace Keesey III       Chloe R. Eichelberger

     (2) To amend the Amended and Restated Articles of
Incorporation of the Company.

         For Approval             2,320,888.770
         Against Approval            44,507.000
         Abstaining From Voting      12,134.000

     (3) To appoint Stambaugh Ness, P.C. as independent accountants to audit the financial statements of the Company for the year 2000.

The actions taken by the Shareholders concerning the appointment of Stambaugh Ness, P.C. independent accountants are as follows:

         For Approval             2,353,059.770
         Against Approval             5,251.000
         Abstaining From Voting      19,221.000

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



                                     THE YORK WATER COMPANY




                                     William T. Morris
                                     Principal Executive Officer

Date:  August 11, 2000




                                     Jeffrey S. Osman
                                     Principal Financial and
                                     Accounting Officer

Date:  August 11, 2000