Form 10-Q
period 2000-09-30
YORK WATER CO
filed 2000-11-09
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549


                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000    Commission File No. 0-690


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

     Common stock, no par value      3,030,480 Shares outstanding
                                     as of September 30, 2000

                        THE YORK WATER COMPANY
                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Balance Sheets

                                           (Unaudited)
                                       As Of         As of
                                  Sept. 30, 2000  Dec. 31, 1999

UTILITY PLANT, at original cost   $113,064,178     $108,804,699
Less-Reserve for depreciation       18,201,035       17,079,631
                                    94,863,143       91,725,068


OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $79,669 in 2000 and $75,721 in 1999   511,865          515,813


CURRENT ASSETS:
Receivables, less reserves of
 $130,000 in 2000 and $120,000
 in 1999                             2,712,534        2,753,260
Recoverable income taxes                     -            5,702
Materials and supplies, at cost        346,805          390,440
Prepaid expenses                       333,882          225,106
Deferred income taxes                   88,655           81,836
                                     3,481,876        3,456,344


OTHER LONG-TERM ASSETS:
Prepaid pension cost                 2,128,288        1,977,883
Deferred debt expense                  399,672          396,190
Deferred rate case expense              62,048          105,688
Notes receivable                       953,554          783,794
Deferred regulatory assets           8,406,179        8,296,669
Other                                1,462,158        1,342,661
                                    13,411,899       12,902,885


                                  $112,268,783     $108,600,110

                      THE YORK WATER COMPANY
                          Balance Sheets
                                  (Unaudited)
                                      As Of          As Of
                                  Sept. 30, 2000  Dec. 31, 1999
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares,
 outstanding 3,030,480 shares
 in 2000 and 2,989,091 shares
 in 1999                            $ 28,700,887   $ 28,099,197
Earnings retained in the business      4,105,828      3,418,257
Treasury stock, 38,000 shares in
 2000 and 1999                          (687,800)      (687,800)
                                      32,118,915     30,829,654
LONG-TERM DEBT
1.0% Pennvest Loan, due 2019             737,630        765,943
6.00% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                 4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                              5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                              7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                 2,700,000      2,700,000
                                      32,737,630     32,765,943
CURRENT LIABILITIES
Short-term borrowings                  2,027,608      1,431,118
Current portion of long-term debt         37,406         34,057
Accounts payable                         540,955        600,993
Dividends payable                        568,981        534,889
Accrued taxes                            164,843         31,458
Advance water revenues                    17,534         18,173
Accrued interest                         494,564        676,687
Other accrued expenses                   348,600        396,771
                                       4,200,491      3,724,146
DEFERRED CREDITS
Customers' advances for construction  18,195,312     17,054,497
Contributions in aid of construction   8,666,543      8,658,845
Deferred income taxes                 13,032,340     12,109,748
Deferred regulatory liabilities        1,751,672      1,823,447
Deferred employee benefits             1,565,880      1,633,830
                                      43,211,747     41,280,367

                                    $112,268,783   $108,600,110

                                   THE YORK WATER COMPANY
                                    Statements of Income

                         (Unaudited)             (Unaudited)
                      Three Months Ended      Nine Months Ended
                           Sept. 30               Sept. 30
                         2000       1999      2000       1999
WATER OPERATING REVENUES
Residential          $2,801,417 $2,649,564 $8,234,420 $7,700,196
Commercial and
 industrial           1,405,447  1,494,749  3,977,878  4,054,982
Other                   539,506    474,468  1,644,015  1,425,790
                      4,746,370  4,618,781 13,856,313 13,180,968
OPERATING EXPENSES
Operation and
 maintenance          1,011,285  1,136,752  3,025,718  3,045,055
Administrative and
 general                811,496    810,259  2,534,228  2,589,234
Depreciation and
 amortization           418,429    413,287  1,255,286  1,239,859
Taxes other than
 income taxes               583    231,127    560,723    765,705
                      2,241,793  2,591,425  7,375,955  7,639,853

   Operating Income   2,504,577  2,027,356  6,480,358  5,541,115

INTEREST EXPENSE AND
 OTHER INCOME
Interest on long-term
 debt                   690,079    677,376  2,050,074  2,036,063
Interest on interim
 bank loans              29,576      8,105     73,787     12,793
Allowance for funds used
 during construction     (9,630)   (33,939)   (39,106)   (63,821)
Other income, net       (39,828)   (89,424)  (119,228)  (169,849)
                        670,197    562,118  1,965,527  1,815,186
 Income before income
  taxes               1,834,380  1,465,238  4,514,831  3,725,929

Federal and state
 income taxes           692,611    552,199  1,634,887  1,382,204

        Net Income   $1,141,769 $  913,039 $2,879,944 $2,343,725

Basic earnings per share   $.38       $.30       $.96       $.78
Cash dividends per share   $.25       $.24       $.73       $.71

                                         THE YORK WATER COMPANY
                                        Statements of Cash Flows


                                      (Unaudited)     (Unaudited)
                                      Nine Months     Nine Months
                                        Ended           Ended
                                     Sept.30, 2000  Sept.30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $2,879,944     $2,343,725
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation                            1,255,286      1,239,859
Provision for losses on accounts
 receivable                                97,500         87,750
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                             734,488        705,146
Changes in assets and liabilities:
  Increase in accounts receivable         (56,774)      (234,743)
  Decrease (increase) in recoverable
   income taxes                             5,702        (14,393)
  Decrease (increase) in materials
   and supplies                            43,635        (33,584)
  Increase in prepaid expenses and
   prepaid pension costs                 (259,181)       (96,007)
  (Decrease) increase in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                              (139,357)       476,334
  (Decrease) in accrued interest
   and taxes                              (48,738)      (515,428)
  Increase in other assets                (55,880)      (177,034)
   Net cash provided by operating
   activities                           4,456,625      3,781,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures              (4,412,872)    (4,991,662)
Customers' advances for construction
 and contributions in aid of
 construction                           1,148,513      1,388,779
(Increase) decrease in notes
 receivable                              (169,760)        38,603
   Net cash used in investing
   activities                          (3,434,119)    (3,564,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt              (28,313)             -
Net borrowings under line-of-credit
 agreements                               596,490      1,027,000
Issuance of common stock under
 dividend reinvestment plan               543,178        549,320
Issuance of common stock under
 employee stock purchase plan              58,512         57,777
Dividends paid                         (2,192,373)    (2,109,148)
   Net cash used in financing
   activities                          (1,022,506)      (475,051)

Net decrease in cash and cash
 equivalents                                    -       (257,706)
Cash and cash equivalents at
 beginning of period                            -        257,706

Cash and cash equivalents at
 end of period                         $      -0-     $      -0-

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
 Interest, net of amounts
 capitalized                           $2,292,435     $2,177,208
 Income taxes                             836,813        881,413


                         THE YORK WATER COMPANY

                 Statements of Shareholders' Investment








                                            Earnings
                                            Retained
                                 Common      in the     Treasury
                                  Stock     Business    Stock


Balance, December 31, 1999    $28,099,197  $3,418,257  $(687,800)

  Net Income                            -   2,879,944          -

  Cash Dividends                        -  (2,192,373)         -

  Issuance of common stock
   under dividend reinvest-
   ment plan                      543,178           -          -

  Issuance of common stock
   under employee stock
   purchase plan                   58,512           -          -


Balance, September 30, 2000   $28,700,887  $4,105,828  $(687,800)

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

        Operating results for the three month and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December
31, 2000.


  2.  Basic Earnings Per Share

      Basic earnings per share for the nine months ended
September 30, 2000 and 1999 were based on weighted average shares outstanding of 3,003,981 and 2,997,524, respectively.

                        THE YORK WATER COMPANY


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999


Net income for the three months ended September 30, 2000 was $1,141,769, an increase of $228,730 (25.1%) compared to the three months ended September 30, 1999.

Water operating revenues for the third quarter of 2000 increased $127,589 or 2.8% compared to third quarter 1999. The increase resulted from a 5.3% rate increase approved by the Pennsylvania Public Utility Commission (PPUC) effective October 1, 1999. High amounts of rainfall during the third quarter have reduced customers outdoor water usage. Overall consumption was down 7.7% for third quarter 2000 compared to third quarter 1999.

Operating expenses for the third quarter of 2000 decreased $349,632 or 13.5% compared to the same period in 1999. The main reason for the decline was the public utility realty tax refund for 1998, 1999 and 2000 tax overpayments. A decrease in the tax base and tax rates retroactive to January 1, 1998 resulted in the refund. In addition, reduced deferred compensation expenses, pension expenses, hydrant maintenance and Y2K expenses added to the favorable variance. These reductions were partially offset by increased health insurance costs, rate case expenses, and capital stock tax.

Interest on interim bank loans increased $21,471 during the third quarter 2000 compared to third quarter 1999. The average short-term debt outstanding in 2000 and 1999 was $1,443,625 and $507,972, respectively.

Allowance for funds used during construction decreased $24,309. Three large projects (Railroad/New Freedom, Chlorination System and Windsor 3) were open during third quarter 1999, while only one large project (Cape Horn) was open during third quarter 2000.

Other income, net decreased by $49,596 for the third quarter of 2000 compared to the third quarter of 1999 due to the recognition of less interest on the Windsor 2 water district note.

Federal and state income taxes for the quarter ended September
30, 2000 were $140,412 or 25.4% higher than the period ended
September 30, 1999 due to an increase in taxable income.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Net income for the nine months ended September 30, 2000 was $2,879,944, an increase of $536,219 or 22.9% compared to the nine months ended September 30, 1999.


RESULTS OF OPERATIONS

Water operating revenues for the nine months ended September 30, 2000 increased $675,345 or 5.1% compared to the nine months ended September 30, 1999 due to the rate increase effective October 1, 1999. High amounts of rainfall during the year 2000 have reduced customers outdoor water usage. Overall consumption fell by 3.4% during the period.

Operating expenses for the year-to-date period ended September 30, 2000 decreased $263,898 or 3.5% compared to the same period
in 1999.    The primary reasons for the decrease were reduced
public utility realty taxes due to a change in tax base and lower deferred compensation costs. In addition, pension expenses, Y2K costs, and hydrant maintenance costs decreased in 2000 compared to 1999. Increases in maintenance of mains and service lines due to Route 30 relocation, general insurance, health insurance, and rate case expenses partially offset the decrease.

Interest on interim bank loans increased $60,994 during the first nine months of 2000 compared to the first nine months of 1999 due to an increase in short-term debt outstanding in 2000. The average short-term debt outstanding in 2000 and 1999 was $1,214,089 and $253,059, respectively.

Allowance for funds used during construction for the year-to-date period ended September 30, 2000 decreased $24,715 when compared to the same period in 1999 due to smaller projects being worked on in 2000.

Other income, net decreased by $50,621 for the first three quarters of 2000 compared to 1999 due to the recognition of less interest income on the Mt. Zion and Windsor 2 water district notes.

Federal and state income taxes rose by $252,683 or 18.3% due to an increase in taxable income. The effective tax rate for the first nine months of 2000 and 1999 was 36.2% and 37.1%, respectively.

The Company currently projects that earnings during the fourth quarter 2000 will match the levels recorded during the fourth quarter of 1999, and year-end earnings will continue to exceed the levels recorded for the year 1999.

RATE DEVELOPMENTS

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed in April 1999. Effective October
1, 1999, the PPUC authorized an increase in rates designed to produce approximately $651,000 in additional annual operating revenues, an increase of 5.3%. The next application to increase rates will be filed in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2000, the per capita volume of water sold did not significantly change compared to the first nine months of 1999. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

During the nine months ended September 30, 2000, the Company had $4,412,872 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first nine months of 2000, net cash provided by operating activities equaled net cash used in investing and financing activities. The Company anticipates that during the remainder of 2000 net cash used in investing and financing activities will equal net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of September 30, 2000, current liabilities exceeded current assets by $718,615. Short-term borrowings from lines of credit as of September 30, 2000 were $2,027,608. The Company maintains lines of credit aggregating $16,000,000. Loans granted under these lines of credit bear interest based on the prime or LIBOR rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company filed an 8-K report on November 8, 2000 stating that an application has been filed to list its common stock on the Nasdaq National Market.

                        THE YORK WATER COMPANY


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE YORK WATER COMPANY




                                  /s/ William T. Morris
                                  Principal Executive Officer

Date:  November 9, 2000






                                  /s/ Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  November 9, 2000