Form 10-K
period 2000-12-31
YORK WATER CO
filed 2001-03-30
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
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

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant (based on the bid price of such stock) on February 5, 2001 was $57,431,585.

As of February 5, 2001 there were 3,042,733 shares of Common
Stock, no par value, outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 2001 Annual
Meeting of Shareholders are incorporated by reference into Part
III.

                            PART I

Item 1.  Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission (PPUC) in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, West York, Manchester, Mount Wolf, New Salem, Hallam, Jacobus, Loganville, Yorkana, Seven Valleys, East Prospect, Jefferson, Glen Rock, New Freedom, Railroad, and portions of the Townships of Manchester, East Manchester, West Manchester, North Codorus, Shrewsbury, North Hopewell, Hopewell, Springettsbury, Spring Garden, Conewago, Springfield, York, Hellam, Windsor, Lower Windsor, Dover and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles. The Company's present average daily consumption is 19,541,520 gallons, and its present safe daily yield is 23,000,000 gallons.

The Company's service territory has an estimated population of 146,000. Territory expansion during 2000 included: the completion of water mains to serve Windsor Water District 3, Cape Horn Water District, and additional main in Conewago Township. Industry within the Company's service territory is diversified, manufacturing such items as furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning equipment and weight training equipment. Within the area served by the Company there are no competitors.

An evaluation of the need for additional sources of supply was conducted during 1998 by an engineering consulting firm retained by the Company. The analysis indicated that an additional source of supply would be needed by the year 2006. Available options were identified and analyzed by the Company and its consultants, including estimates of construction costs. The option selected was a pipeline from the Susquehanna River to Lake Redman, the Company's largest reservoir. The Company plans to build an intake and a pump station on its land in Lower Windsor Township, York County. The water would then be pumped 13 miles through a 30-inch diameter pipe and released into Lake Redman. This option has the lowest estimated cost, provides potential expandability, and has the least impact on the environment. The Company will begin the process of applying for permits in 2001.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 59%; commercial and industrial, 29%; other, 12%. The Company presently has 88 employees.

During the last five years ended in 2000, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

               2000       1999       1998       1997       1996
Average daily
 consumption
 (gallons
  per day) 19,541,520 20,928,000 19,488,000 19,405,000 18,593,000
Miles of
 mains at
 year end         703        696        671        655        641
Additional
 distribution
 mains
 installed
 (ft.)         67,072    130,262     85,431     77,274     78,619
Number of
 customers     49,195     48,144     47,173     46,458     45,800
Population
 served       146,000    144,000    142,000    140,700    143,000

During 2000, the per capita volume of water sold did not significantly change compared to 1999. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

Item 2.  Properties.

The accounting and executive offices of the Company are located in two two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, at 124 and 130 East Market
Street, York, Pennsylvania.

The Company has two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south. The lower dam is constructed of compacted earth with a concrete core wall and is 660 feet long and 50 feet high and creates a reservoir covering approximately 220 acres containing about 1,150,000,000 gallons of water. About 800 acres surrounding the reservoir are planted with more than 1,200,000 evergreen trees which the Company believes will protect the area both from pollution and also from soil erosion which might otherwise fill the reservoir with silt. The upper dam, Lake Redman, is constructed of compacted earth and is 1,000 feet long and 50 feet high and creates a reservoir covering approximately 290 acres containing about 1,600,000,000 gallons of water. About 600 acres surrounding the reservoir are planted with grass which the Company believes will protect the area both from pollution and also from soil erosion which might otherwise fill the reservoir with silt.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Based on an average daily consumption in 2000 of 19,541,520 gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

Clear water reservoirs of the Company which are located in Spring
Garden Township adjacent to the filtration plant are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 19,890,000 gallons of clear water.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury
Township. There are two one-story concrete block buildings aggregating 26,680 square feet of area.

The distribution system of the Company has approximately 703 miles of main water lines.

All of the Company's properties described above are held in fee by the Company. There are no material encumbrances on such properties.

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

Item 3.  Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.
                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters.

The information set forth under the caption "Market for Common
Stock and Dividends" on page 9 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Highlights of Our
185th Year" of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 2000 Annual Report to Shareholders is incorporated herein by reference.

This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain information relating to the Company's business strategy, including the markets in which it operates, the services it provides, its plans for construction, its expansion of its service territories, water usage by its customers and its plans to invest in new technologies. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities:
(i) weather conditions, particularly the amount of rainfall; (ii) the level of commercial and industrial business activity within the Company's service territory; (iii) construction of new housing within the Company's service territory; (iv) governmental regulations affecting the Company's rates and service obligations; and (v) general economic and business conditions, including interest rates, which are less favorable than expected. The Company does not intend to update these cautionary statements.


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

The Company's 4.40% Industrial Development Authority Revenue
Refunding Bonds Series 1994 have a mandatory tender date of May
15, 2004. The 6% Series 1995 bonds have a mandatory tender date of June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements set forth in the 2000 Annual
Report to Shareholders are incorporated herein by reference:

  Balance Sheets as of December 31, 2000 and 1999       Page 12
  Statements of Income for Years Ended December 31,
   2000, 1999 and 1998                                  Page 13
  Statements of Shareholders' Investment for Years
   Ended December 31, 2000, 1999 and 1998               Page 13
  Statements of Cash Flows for Years Ended
   December 31, 2000, 1999 and 1998                     Page 14
  Notes to Financial Statements                         Page 15
  Independent Auditors' Report                          Page 21

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 2000 Annual Report to Shareholders is not deemed to be filed as part of this report. Selected quarterly financial data are not presented because the Company does not meet the tests set forth in Item 302 (a)(5) of Regulation S-K.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

KPMG LLP was previously the principal accountants for The York Water Company. On March 29, 2000, that firm's appointment as principal accountants was terminated and Stambaugh Ness, PC was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors.

In connection with the audits of the two fiscal years ended December 31,1999, and the subsequent interim period through March 29, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of KPMG LLP on the financial statements of The
York Water Company as of and for the years ended December 31, 1999 and 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with accountants on accounting and financial disclosure.

                           PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting
Compliance" of the Proxy Statement issued pursuant to Regulation
14A for the Company's 2001 Annual Meeting of Shareholders to be held May 7, 2001 is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2001 Annual Meeting of Shareholders to be held May 7, 2001 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2001 Annual Meeting of Shareholders to be held May 7, 2001 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2001 Annual Meeting of Shareholders to be held May 7, 2001 is incorporated herein by reference.

                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

(a)  Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form
10-K.

Schedule               Schedule                    Page
 Number               Description                 Number

   II       Valuation and Qualifying Accounts        9

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

(b)  Reports on Form 8-K.

The Company filed a Form 8-K on January 10, 2001 announcing that its common stock was approved for listing on the Nasdaq National
Market.

                   INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of The York Water
Company:



Under date of February 28, 2001, we reported on the balance sheet of The York Water Company as of December 31, 2000 and the related statements of income, shareholders' investment, and cash flows for the year then ended as contained in the 2000 annual report to shareholders. The financial statements of The York Water Company as of December 31, 1999 and for the two years then ended were audited by other auditors whose report was dated February 25, 2000. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as of December 31, 2000, as listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 2000 financial statement schedule based upon our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Stambaugh Ness, PC

February 28, 2001
York, Pennsylvania

             Independent Auditors' Report

To the Shareholders and Board of Directors of The York Water
Company:


We have audited the accompanying balance sheet of The York Water Company as of December 31, 1999 and the related statements of income, shareholders' investment, and cash flows for each of the years in the two-year period ended December 31, 1999. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in Item 14(a) for each of the years in the two-year period ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company as of December 31, 1999 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Baltimore, Maryland
February 25, 2000









                THE YORK WATER COMPANY

          SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

           FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                       Additions Charged to

                Balance
                at         Costs                        Balance
                beginning  and       Recov-  Deduc-     At End
                Of Year    Expenses  eries   tions      Of Year


FOR THE YEAR
 ENDED
 DECEMBER 31,
 2000:

Reserve for
 uncollectible
 accounts       $120,000  $ 85,356  $19,193  $ 94,549  $130,000

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

                                   THE YORK WATER COMPANY
                                        (Registrant)


Dated:   March 26, 2001            By: /s/ W. T. Morris
                                       William T. Morris
                                   President and Chief Executive
                                   Officer

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

Dated:  March 26, 2001             Dated:  March 26, 2001

        Directors:                         Date

By: /s/Horace Keesey III                   March 26, 2001
       Horace Keesey III
       (Chairman)

By: /s/Irvin S. Naylor                     March 26, 2001
       Irvin S. Naylor

By: /s/Chloe Eichelberger                  March 26, 2001
       Chloe Eichelberger

By: /s/John L. Finlayson                   March 26, 2001
       John L. Finlayson

By: /s/George Hay Kain, III                March 26, 2001
       George Hay Kain, III

By: /s/Michael W. Gang                     March 26, 2001
       Michael W. Gang

By: /s/George W. Hodges                    March 26, 2001
       George W. Hodges

By: /s/Thomas C. Norris                    March 26, 2001
       Thomas C. Norris

                          INDEX TO EXHIBITS

                                     Page Number of
Exhibit             Exhibit          Incorporation
Number            Description        By Reference

  3     Amended and Restated       Incorporated herein by
        Articles of Incorporation  reference.  Filed
                                   previously with the
                                   Securities and Exchange
                                   Commission as Exhibit
                                   4.1 to Amendment No. 1
                                   to Form S-3 dated June
                                   12, 1997 (File No. 33-
                                   81246).

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

  4.1   Optional Dividend          Incorporated herein by
        Reinvestment Plan          Reference.  Filed
                                   previously with the
                                   Securities and Exchange
                                   Commission as the
                                   Prospectus included in
                                   Amendment No. 1 to Form
                                   S-3 dated June 12, 1997
                                   (File No. 33-81246).

  4.2   Loan Agreement between     Filed herewith.
        The York Water Company
        and the Pennsylvania
        Infrastructure Invest-
        ment Authority for
        $800,000 at 1.00%
        dated August 24, 1999

  4.6   Note Agreement Relative    Incorporated herein by
        to the $6,000,000 10.17%   reference.  Filed previously
        Senior Notes, Series A     with the Securities and
        and $5,000,000 9.60%       Exchange Commission as
        Senior Notes, Series B     Exhibit 4.5 to the Company's
        dated January 2, 1989      1989 Form 10-K.

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

  4.14  Shareholder Rights         Incorporated herein by
        Agreement                  reference.  Filed previously
                                   with the Securities and
                                   Exchange Commission as Exhibit
                                   1 to Form 8-A dated January
                                   26, 1999.

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

  11    Common Shares Used in      Filed herewith.
        Computing Earnings Per
        Share

  13    2000 Annual Report to      Filed herewith.
        Shareholders

  23    Consent of Independent     Filed herewith.
        Auditors
           Stambaugh Ness, PC

  23.1  Consent of Independent     Filed herewith.
        Auditors
            KPMG LLP

                           Exhibit 4.2

                THE YORK WATER COMPANY - ME#89042
                         PROMISSORY NOTE

$800,000.00

Harrisburg, PA
August 24, 1999

FOR VALUE RECEIVED, THE YORK WATER COMPANY, a Pennsylvania for profit Corporation with an office at 130 East Market Street, Box 15089, York, Pennsylvania ("Maker"), promises to pay to the order of the PENNSYLVANIA INFRASTRUCTURE INVESTMENT AUTHORITY, a body corporate and politic organized and existing under the laws of the Commonwealth of Pennsylvania (the "Commonwealth") with an office in 22 South Third Street, Harrisburg, Pennsylvania 17101 ("Payee"), at such office of Payee, or at such other office of Payee or such other place as Payee may designate from time to time in writing, the principal sum of Eight Hundred Thousand Dollars ($800,000.00) (or so much thereof as has been advanced by Payee to or for the benefit of Maker pursuant to the Loan Agreement (as hereinafter defined) in lawful money of the United States of America, together with interest thereon from the date of this Promissory Note (the "Note") at the rates hereinafter provided, and both payable as hereinafter provided.

1. Interest Rate. The principal sum outstanding from time to time hereunder shall bear interest at the rate of One Percent (1.000%) per annum for the twenty (20) year term. The annual interest rate shall be calculated on the basis of a 360-day year by multiplying the interest rate in effect hereunder by a fraction. the numerator of which is the actual number of days the principal sum is outstanding, and the denominator of which is 360.

2. Payments of Interest Only. Interest only on the unpaid principal sum shall be payable in monthly installments on the first day of each calendar month beginning with the first calendar month following a loan advance to or for the benefit of the Maker pursuant to the Loan Agreement and ending January 1, 2000 the month preceding the hereinafter defined amortization date.

3. Payments of Principal and Interest. On February 1, 2000 the amortization date (" Amortization Date"), the unpaid principal sum then outstanding and all accrued and unpaid interest shall become due and payable as follows:

Principal and interest shall be payable in 235 consecutive monthly installments commencing on the first day of each calendar month beginning with February 1, 2000 and continuing the first day of each calendar month thereafter to and including August 1, 2019.

The 235 principal and interest installments beginning on February 1, 2000 and ending on August 1, 2019 shall be in the amount of $3,749.88. On August 1, 2019, the unpaid principal sum then outstanding and all accrued and unpaid interest shall become due and payable.

4. Prepayments. Maker may not prepay at any time all or any portion of the unpaid principal sum hereunder without first obtaining the prior written consent of the Payee, which consent shall not be unreasonably withheld. The Maker shall submit a letter of intent to prepay within fifteen (15) days preceding the first day of the month prior to the month the Maker intends to prepay. If the Payee consents to the Maker's prepayment, the Maker may prepay on the date that is mutually agreed upon by both the Payee and the Maker, all or any portion of the unpaid principal sum hereunder without penalty or premium; provided, however that:

(a) Any prepayment (whether voluntary or involuntary) shall be applied first to any accrued or unpaid interest hereunder up to the date of such prepayment., then to any other sums which may be payable to Payee under the Loan Documents (as hereinafter defined) up to the date of such prepayment and then to the principal sum hereunder;

(b) Any such prepayment shall be applied to installments due hereunder in the inverse order of their maturity; and

(c) The acceptance of any such prepayment where there is an event of default in existence hereunder shall not constitute a waiver, release or accord and satisfaction thereof or of any rights with respect thereto by Payee.

5. Security. This Note, and the due performance by Maker of all of its obligations hereunder, is secured by, inter alia, a lien and perfected security interest in future receipts, including those generated from the operation of the System and/or accounts, accounts receivable and contract rights now owned and hereinafter acquired generated from the operation of the System as well as any proceeds of general intangibles generated therefrom, subject only to the liens outstanding as of the date of Authority approval. Reference is hereby made to the Loan Agreement of even date between Maker and Payee ("Loan Agreement") for a full description of the System and the collateral pledged pursuant thereto, the terms upon which this Note is secured, and the documents with respect thereto (each of which is hereinafter referred to individually as a "Loan Document" and collectively as the "Loan Documents"). Any collateral securing any of Maker's obligations under any of the Loan. Documents are hereinafter referred to as a "Collateral".

6. Late Charge. In the event that any payment of principal or interest due to Payee hereunder shall not be paid when due and shall remain unpaid in excess of thirty (30) days after the due date, in addition to and not in limitation of any other rights or remedies which Payee may have in respect thereof under any of the Loan Documents or in respect of any Collateral, Maker shall pay Payee on demand a "late charge" computed at the rate of four cents ($.04) for each dollar (or part thereof) of the amount not paid, to cover the extra expense and inconvenience to Payee in ensuring payment of such delinquent amount. The amount of any such "late charge" not paid promptly following demand therefor shall be deemed outstanding and payable pursuant to this Note.

7. Events of Default. In addition to any other event referred to herein, the occurrence of which, by the terms hereof, constitutes an Event of Default hereunder, the occurrence of any one or more of the following events shall constitute an Event of Default hereunder:

(a) Maker shall fail to make any payment of principal and/or interest due to Payee under this Note or under any of the other
Loan Documents when the same shall become due and payable, whether at maturity or by acceleration or otherwise.

(b) Maker shall fail to observe and perform any of the covenants or agreements on its part to be observed or performed under this Note or under any of the other Loan Documents within ten ( 10) days after notice from Payee of such noncompliance.

(c) Any representation or warranty of the Maker under this Note or under any of the other Loan Documents shall be untrue in any material respect when made.

(d) Any Event of Default shall occur under the terms of any of the other Loan Documents.

8. Remedies. Upon the occurrence of any Event of Default, then the entire unpaid principal sum hereunder plus all interest accrued thereon plus all other sums due and payable to Payee under the Loan Documents shall, at the option of Payee, become due and payable immediately without presentment, demand, notice of nonpayment, protest, notice of protest or other notice of dishonor, all of which are hereby expressly waived by Maker.

In addition to the foregoing, upon the occurrence of any event of default Payee may forthwith exercise singly, concurrently, successively or otherwise any and all rights and remedies available to Payee under any of the Loan Documents or with respect to any Collateral, or available to Payee by law, equity , statute or otherwise.

9. Confession of Judgement. Maker hereby irrevocably authorizes and empowers any attorney of record, or the Prothonotary or Clerk of any court in the Commonwealth of Pennsylvania or elsewhere, to appear for Maker at any time or times, after the occurrence of an Event of Default, in any such court in any action brought against Maker by Payee with respect to the aggregate amounts payable under the Loan Documents, with or without declaration filed, as of any term, and therein to confess or enter judgment against Maker for all sums payable by Maker to Payee under the Loan Documents, as evidenced by an affidavit signed by a duly authorized designee of Payee setting forth such amount then due from Maker to Payee, plus reasonable attorneys' fees, with costs of suit, release of errors and without right of appeal. If a copy of this Note, verified by an affidavit, shall have been filed in such action, it shall not be necessary to file the original as a warrant of attorney. Maker waives the right to any stay of execution and the benefit of all exemption laws now or hereafter in effect. No single exercise of the foregoing warrant and power to bring any action or confess judgment therein shall be deemed to exhaust the power, but the power shall continue undiminished and may be exercised from time to time as often as Payee shall elect until all amount payable to Payee under the Loan Documents shall have been paid in full.

10.  Remedies Cumulative. etc.

(a) No right or remedy conferred upon or reserved to Payee under any of the Loan Documents, or with respect to any Collateral, or now or hereafter existing at law or in equity or by statute or other legislative enactment, is intended to be exclusive of any other right or remedy, and each and every such right or remedy shall be cumulative and concurrent, and shall be in addition to every other such right or remedy, and may be pursued singly, concurrently, successively or otherwise, at the sole discretion of Payee, and shall not be exhausted by any one exercise thereof but may be exercised as often as occasion therefor shall occur. No act of Payee shall be deemed or construed as an election to proceed under any one such right or remedy to the exclusion of any other such right or remedy; furthermore, each such right or remedy of Payee shall be separate, distinct and cumulative and none shall be given effect to the exclusion of any other. The failure to exercise or delay in exercising any such right or remedy, or the failure to insist upon strict performance of any term of any of the Loan Documents, shall not be construed as a waiver or release of the same, or of any Event of Default thereunder, or of any obligation or liability of Maker thereunder.

(b) The recovery of any judgment by Payee and/or the levy of execution under any judgment upon any Collateral shall not affect in any manner or to any extent any security interest under the Loan Agreement in such Collateral, or any rights, remedies or powers of Payee under any of the Loan Documents or with respect to any Collateral, but such lien and such security interest, and such rights, remedies and power of Payee shall continue unimpaired as before. Further, the exercise by Payee of its rights and remedies and the entry of any judgment by Payee shall not affect in any way the interest rate payable hereunder or under any of the Loan Documents of any amounts due to Payee but interest shall continue to accrue, on such amounts at the rate specified herein or in such Loan Document.

(c) Maker hereby waives presentment, demand, notice of nonpayment, protest, notice of protest or other notice of dishonor, and any and all other notices in connection with any default in the payment of, or any enforcement of the payment of all amounts due under the Loan Documents. To the extent permitted by law, Maker waives the right to any stay of execution and the benefit of all exemption laws now or hereafter in effect. Maker further waives and releases all errors, defects and imperfections in any proceedings instituted by Payee under the terms of any Loan Document or with respect to any Collateral.

(d) Maker agrees that Payee may release, compromise, forebear with respect to, waive, suspend, extend or renew any of the terms of the Loan Documents (and Maker hereby waives any notice of any of the foregoing), and that the Loan Documents may be amended, supplemented or modified by Payee and the other signatory parties and that Payee may resort to any Collateral in such order and manner as it may think fit, or accept the assignment, substitution, exchange or pledge of any other Collateral in place of, or release for such consideration, or none, as it may require, all or any portion of any Collateral, without in any way affecting the validity of any lien over or other security interest in the remainder of any such Collateral (or the priority thereof or the position of any subordinate holder of any security interest with respect thereto), and any action taken by Payee pursuant to the foregoing shall in no way be construed as a waiver or release of any right or remedy of Payee, or of any Event of Default, or of any liability or obligation of Maker, under any of the Loan Documents.

11. Costs and Expenses. Following the occurrence of any Event of Default, Maker shall pay upon demand all costs and expenses (including all amounts paid to attorneys, accountants, real estate brokers and other advisors employed by Payee and/or to any contractors for labor and materials), incurred by Payee in the exercise of any of its rights, remedies or powers under any of the Loan Documents or with respect to any Collateral with respect to such event of default, and any amount thereof not paid on the first business day following demand therefor shall be added to the principal sum hereunder and shall bear interest at the rate of One Percent (1.000%) per annum for the remainder of the twenty
(20) year term from the date of such demand until paid in full, and shall be secured by the Collateral. In connection with and as part of the foregoing, in the event that any of the Loan Documents is placed in the hands of an attorney for the collection of any sum payable thereunder, Maker agrees to pay reasonable attorneys' fees for the collection of the amount being claimed under such Loan Document, as well as all costs, disbursements and allowances provided by law, the payment of which sums shall be secured by the Collateral. Nothing in this Paragraph shall limit the Maker's obligation to pay costs and expenses for which Maker is already liable under any other Loan Document.

12. Revenue. Taxes or Stamps. Maker shall pay the cost of any revenue, tax or other stamps now or hereafter required by the laws of the Commonwealth of Pennsylvania or the United States to be affixed to this Note and if any taxes are imposed under the laws of the Commonwealth of Pennsylvania or the United States with respect to debts secured by a mortgage, or with respect to evidences of indebtedness so secured, Maker shall pay or reimburse Payee upon demand the amount of such taxes without credit against any indebtedness evidenced by this Note. If
Maker does not or may not do so, Payee may at its option accelerate the indebtedness evidenced by this Note to maturity as in the case of default by Maker.

13. Severability .In the event that for any reason one or more of the provisions of this Note or their application to any person or circumstances shall be held to be invalid, illegal or unenforceable in any respect or to any extent, such provisions shall nevertheless remain valid, legal and enforceable in all such other respects and to such extent as may be permissible. In addition, any such invalidity , illegality or unenforceability shall not affect any other provisions of this Note, but this Note shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

14. Successors and Assigns. This Note inures to the benefit of Payee and binds Maker, and their respective successors and assigns, and the words "Payee" and "Maker' whenever occurring herein shall be deemed and construed to include such respective successors and assigns.

15. Notices. All notices required to be given to any of the parties hereunder shall be in writing and shall be deemed to have been sufficiently given to all purposes when presented personally to such party or sent by certified or registered mail, return receipt requested, to such party at its address set forth below:

Maker:

The York Water Company
130 East Market Street
Box 15089
York, PA 17405

Payee:

Pennsylvania Infrastructure Investment Authority
22 South Third Street
Harrisburg, Pennsylvania 17101
Attention: Executive Director

Such notice shall be deemed to be given when received if delivered personally or two (2) days after the date mailed if sent by certified or registered mail. Any notice of any change in such address shall also be given in the manner set forth above. Whenever the giving of notice is required, the giving of such notice may be waived in writing by the party entitled to receive such notice.

16. Definitions: Number and Gender. In the event Maker consists of more than one person or entity, the obligations and liabilities hereunder of each of such persons and entities shall be joint and several and the word "Maker" shall mean all or some or any of them. For purposes of this Note, the singular shall be deemed to include the plural, the plural the singular and the neuter shall be deemed to include the masculine and feminine, as the context may require. The references herein to the Loan Documents or any one of them shall include any supplements to or any amendments of or restatements of such Loan Documents or any one of them.

17. Incorporation by Reference. All of the terms and provisions of the Loan Documents, to the extent not inconsistent herewith, are hereby incorporated herein by reference.

18. Captions. The captions or headings of the paragraphs in this Note are for convenience only and shall not control or affect the meaning or construction of any of the terms or provisions of this Note.

19. Governing Law .This Note shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

IN WITNESS WHEREOF, Maker has executed this Promissory Note the date and year first above written.

ATTEST:                                    THE YORK WATER COMPANY



Jeffrey S. Osman, Secretary/Treasurer (SEAL)




William T. Morris, President

                          EXHIBIT 11

                    THE YORK WATER COMPANY

                    COMMON SHARES USED IN
                      COMPUTING EARNINGS
                          PER SHARE



              2000       1999       1998       1997       1996

Common shares
outstanding,
beginning of
the year    2,989,091  2,979,722  2,934,782  2,900,524  2,549,496

Weighted average
shares issued in
connection with
1996 stock
subscription        -          -          -          -     66,432

Weighted average
shares repurchased
in 1999             -     (7,392)         -          -          -

Weighted average
shares issued in
connection with the
Employee Stock
Purchase Plan   2,156      1,701      1,565      1,569      1,744

Weighted average
shares issued in
connection with
the Optional
Dividend Rein-
vestment Plan  19,428     16,236     14,938     10,376      9,892

            3,010,675  2,990,267  2,951,285  2,912,469  2,627,564

All share data has been restated to reflect the June 1997 four-for-one stock split.

                                EXHIBIT 13



                          THE YORK WATER COMPANY

                    2000 ANNUAL REPORT TO SHAREHOLDERS




     The York Water Company's 2000 Annual Report to Shareholders is attached hereto.

                                EXHIBIT 23






                     CONSENT OF INDEPENDENT AUDITORS


     To the Shareholders and Board of Directors of The York Water Company:


     We consent to the incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3 as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 28, 2001, relating to the balance sheet of The York Water Company as of December 31, 2000, and the related statements of income, shareholders' investment, and cash flows for the year then ended, which report appears in the 2000 annual report to shareholders and is incorporated by reference in the annual report on Form 10-K of The York Water Company.

     We also consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3, as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 28, 2001 relating to the financial statement schedule as listed in Item 14(a) for the year ended December 31, 2000, which is a part of the Company's December 31, 2000 annual report on Form 10-K, which report appears in such annual report on Form 10-K.


                                            Stambaugh Ness, PC


March 30, 2001






                        EXHIBIT 23.1


              CONSENT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of The York Water
Company:


We consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3 as amended, and No. 33-26180 on Form S-8, as amended, of the York Water Company of our report included herein.


KPMG LLP


Baltimore, Maryland
March 27, 2001