Form 10-Q
period 2001-03-31
YORK WATER CO
filed 2001-05-11
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001        Commission File No. 0-690


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

    Common stock, No par value       3,052,344 Shares outstanding
                                     as of April 30, 2001

                      THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          Balance Sheets

                                     (Unaudited)
                                        As Of           As of
                                    Mar. 31, 2001  Dec. 31, 2000


UTILITY PLANT, at original cost     $116,598,778   $114,748,545
Less-Reserve for depreciation         18,757,381     18,314,880
                                      97,841,397     96,433,665

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $84,571 in 2001
 and $80,985 in 2000                     515,828        519,414


CURRENT ASSETS:
Receivables, less reserves of
 $130,000 in 2001 and 2000             2,538,977      2,854,593
Materials and supplies, at cost          433,146        402,770
Prepaid expenses                         237,481        258,236
Deferred income taxes                     88,655         88,655
                                       3,298,259      3,604,254


OTHER LONG-TERM ASSETS:
Prepaid pension cost                   2,214,419      2,178,423
Deferred debt expense                    384,403        394,422
Deferred rate case expense                55,198         46,950
Notes receivable                       1,085,733        985,794
Deferred regulatory assets             8,403,479     10,360,708
Other                                  1,430,832      1,862,977
                                      13,574,064     15,829,274


                                    $115,229,548   $116,386,607

                      THE YORK WATER COMPANY
                          Balance Sheets


                                     (Unaudited)
                                        As Of          As Of
                                    Mar. 31, 2001  Dec. 31, 2000
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares, out-
 standing 3,052,344 shares in 2001
 and 3,042,733 shares in 2000       $ 29,083,152   $ 28,899,504
Earnings retained in the business      4,267,568      4,226,051
Treasury stock, 38,000 shares in
 2001 and 2000                          (687,800)      (687,800)
                                      32,662,920     32,437,755


LONG-TERM DEBT
1.0% Pennvest Loan, due 2019             718,797        728,220
6.0% Industrial Development
 Authority Revenue Refunding
 Bonds, Series 1995, due 2010          4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                              5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                              7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding
 Bonds Series 1994, due 2009           2,700,000      2,700,000
                                      32,718,797     32,728,220

CURRENT LIABILITIES
Short-term borrowings                  3,079,266      2,648,946
Current portion of long-term debt         37,593         37,500
Accounts payable                         806,455      1,168,824
Dividends payable                        581,635        577,914
Accrued taxes                            397,291        165,002
Advance water revenues                    23,846         21,182
Accrued interest                         494,564        678,164
Other accrued expenses                   397,781        466,563
                                       5,818,431      5,764,095


DEFERRED CREDITS
Customers' advances for construction   17,071,578     16,746,170
Contributions in aid of construction   10,157,133     10,157,133
Deferred income taxes                  13,360,824     15,117,013
Deferred regulatory liabilities         1,799,682      1,811,825
Deferred employee benefits              1,640,183      1,624,396
                                       44,029,400     45,456,537

                                     $115,229,548   $116,386,607

                      THE YORK WATER COMPANY

                       Statements of Income


                                  (Unaudited)    (Unaudited)
                                  Three Months   Three Months
                                     Ended          Ended
                                  Mar. 31, 2001  Mar. 31, 2000

WATER OPERATING REVENUES
Residential                        $2,700,543     $2,663,753
Commercial and industrial           1,235,713      1,262,604
Other                                 559,194        574,818
                                    4,495,450      4,501,175


OPERATING EXPENSES
Operation and maintenance             988,892        957,114
Administrative and general            927,181        886,528
Depreciation and amortization         441,689        418,429
Taxes other than income taxes         200,300        335,759
                                    2,558,062      2,597,830

     Operating income               1,937,388      1,903,345

INTEREST EXPENSE AND OTHER INCOME
Interest on long-term debt            690,042        677,060
Interest on interim bank loans         51,176         22,320
Allowance for funds used during
 construction                          (8,607)       (20,203)
Other income, net                      (8,468)       (35,700)
                                      724,143        643,477

     Income before income taxes     1,213,245      1,259,868

Federal and state income taxes        411,045        456,585

     Net income                    $  802,200     $  803,283


Basic Earnings Per Share                $0.26          $0.27

Cash Dividends Per Share                $0.25          $0.24

                      THE YORK WATER COMPANY

              Statements of Shareholders' Investment



                                           Earnings
                                           Retained
                                Common     in the       Treasury
                                Stock      Business      Stock


Balance, December 31, 2000    $28,899,504  $4,226,051  $(687,800)

   Net Income                           -     858,097          -

   Cash Dividends                       -    (760,683)         -

   Issuance of common stock
    under dividend reinvest-
    ment plan                     164,178           -          -

   Issuance of common stock
    under employee stock
    purchase plan                  19,470           -          -


Balance, March 31, 2001       $29,083,152  $4,323,465   (687,800)

                      THE YORK WATER COMPANY
                     Statements of Cash Flows

                                 (Unaudited)     (Unaudited)
                                 Three Months    Three Months
                                    Ended           Ended
                                 Mar. 31, 2001   Mar. 31, 2000
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                         $  802,200      $  803,283
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                          441,689         418,429
Provision for losses on accounts
 receivable                            32,500          32,500
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                         188,897         260,565
Changes in assets and liabilities:
  Decrease in accounts receivable     283,116          56,643
  Decrease in recoverable income
   taxes                                    -           5,702
  (Increase) decrease in materials
   and supplies                       (30,376)         10,890
  (Increase) decrease in prepaid
   expenses and prepaid pension costs (15,241)         16,705
  Decrease in accounts payable,
   accrued expenses, other
   liabilities and deferred employee
   benefits                          (408,979)        (99,982)
  Increase in accrued interest and
   taxes                               48,689         179,190
  Decrease (increase) in other
   assets                             429,433         (21,866)
   Net cash provided by operating
    activities                      1,771,928       1,662,059

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Construction expenditures          (1,841,352)     (1,065,172)
Customers' advances for
 construction and contributions
 in aid of construction               325,408         855,643
Increase in notes receivable          (99,939)       (234,575)
   Net cash used in investing
    activities                     (1,615,883)       (444,104)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Repayments of long-term debt           (9,330)         (9,343)
Net borrowings (repayments) under
 line-of-credit agreements            430,320        (690,632)
Issuance of common stock under
 dividend reinvestment plan           164,178         179,867
Issuance of common stock under
 employee stock purchase plan          19,470          19,535
Dividends paid                       (760,683)       (717,382)
   Net cash used in financing
    activities                       (156,045)     (1,217,955)
Net increase in cash and cash
 equivalents                                -               -
Cash and cash equivalents at
 beginning of period                        -               -

Cash and cash equivalents at
 end of period                     $        -      $        -

Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
  Interest, net of amounts
 capitalized                       $  916,565      $  871,334
  Income taxes                         53,897          53,897

                      THE YORK WATER COMPANY

              Notes to Interim Financial Statements




1.  Interim Financial Information

    The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

    Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.  Basic Earnings Per Share

    Basic earnings per share for the three months ended March 31, 2001 and 2000 were based on weighted average shares outstanding of 3,044,387 and 2,999,510, respectively.

                      THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Results of Operations


Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000


Net income for the first three months of 2001 was $802,200, a decrease of $1,083 or .1% compared to the same period of 2000.

Water operating revenues for the three months ended March 31, 2001 decreased $5,725 or .1% compared to the three months ended March 31, 2000. The decrease resulted from lower consumption primarily by commercial and industrial customers of approximately 10.7%. Other revenues, including public consumption (schools, churches, etc.) and fire service also declined during the first three months of 2001 compared to 2000. Residential revenues increased during 2001 compared to 2000 due to an increase in customers.

Operating expenses for the first three months of 2001 decreased $39,768 or 1.5% compared to the same period in 2000. Reduced public utility realty taxes due to a lower tax base and rate, and lower main and service line maintenance were the primary reasons for the decrease. These decreases were partially offset by increased maintenance associated with pumping and water treatment equipment and facilities, Nasdaq fees, and increased depreciation due to plant investment.

Interest on long-term debt increased $12,982 through March 2001 compared to March 2000 due to the remarketing of the 5%
Industrial Development Bonds in July 2000 at a rate of 6%.

Interest on interim bank loans increased $28,856 for the first three months of 2001 compared to the same period in 2000 due to an increase in short-term debt outstanding in 2001. The average daily short-term debt outstanding in 2001 and 2000 was $3,108,346 and $1,098,856, respectively.

Allowance for funds used during construction for 2001 decreased
$11,596 or 57.4% when compared to 2000. Interest was capitalized on large main extension projects (Conewago Township and Railroad/New Freedom) at the beginning of 2000, while first quarter 2001 projects were of smaller magnitude.

Other income, net decreased by $27,232 during first quarter 2001 compared to first quarter 2000 due to increased donations and reduced interest income on water district notes receivable.

Federal and state income taxes for the period ended March 31, 2001 were $45,540 or 10.0% lower than the period ended March 31, 2000 due to lower taxable income.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed on March 20, 2001 seeking a $2,039,790 or 11.1% rate increase. The PPUC is currently examining the request.

Liquidity and Capital Resources

During the first three months of 2001, the per capita volume of water sold declined in the industrial class primarily due to the loss of a large industrial customer who closed its operation in December 2000. The per capita volume of water sold did not change significantly in the other customer classifications. This closing will reduce industrial revenues for the remainder of the year unless the vacated industrial sites are re-occupied with
large operations.   The Company does not anticipate any further
change in the level of water usage which would have a material impact on future results of operations.

During the first quarter of 2001, the Company had $1,841,352 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first quarter of 2001, net cash provided by operating activities equaled net cash used in investing and financing activities. The Company anticipates that during the remainder of 2001 net cash used in investing and financing activities will again equal net cash provided by operating activities.
Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of March 31, 2001, current liabilities exceeded current assets by $2,520,172. Short-term borrowings from lines of credit as of March 31, 2001 were $3,079,266. The Company maintains lines of credit aggregating $16,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

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

                      THE YORK WATER COMPANY



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


The Company filed a Form 8-K on January 10, 2001 announcing that its common stock was approved for listing on the Nasdaq National
Market.

The Company filed a Form 8-K on March 21, 2001 announcing its record earnings for 2000.

The Company filed a Form 8-K on March 21, 2001 reporting its filing for a $2,039,790 or 11.1% rate increase with the Pennsylvania Public Utility Commission.

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




                                   THE YORK WATER COMPANY



                                   William T. Morris
                                   Principal Executive Officer

Date:  May 11, 2001





                                   Jeffrey S. Osman
                                   Principal Financial and
                                   Accounting Officer

Date:  May 11, 2001