Form 10-Q
period 2001-06-30
YORK WATER CO
filed 2001-08-13
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2001         Commission File No. 0-690



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

     Common stock, No par value      3,060,805 Shares outstanding
                                     as of July 19, 2001

                     THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          Balance Sheets

                                      (Unaudited)
                                         As Of          As of
                                     June 30, 2001  Dec. 31, 2000

UTILITY PLANT, at original cost       $118,506,446   $114,748,545
Less-Reserve for depreciation           18,952,213     18,314,880
                                        99,554,233     96,433,665


OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $86,178 in 2001 and $80,985 in 2000       514,221        519,414


CURRENT ASSETS:
Receivables, less reserves of $130,000
 in 2001 and 2000                        2,789,450      2,854,593
Recoverable income taxes                   148,449              -
Materials and supplies, at cost            441,789        402,770
Prepaid expenses                           291,637        258,236
Deferred income taxes                       88,655         88,655
                                         3,759,980      3,604,254


OTHER LONG-TERM ASSETS:
Prepaid pension cost                     2,190,709      2,178,423
Deferred debt expense                      374,384        394,422
Deferred rate case expense                 103,617         46,950
Notes receivable                         1,074,743        985,794
Deferred regulatory assets               3,700,760     10,360,708
Other                                    1,456,198      1,862,977
                                         8,900,410     15,829,274


                                      $112,728,845   $116,386,607



                     THE YORK WATER COMPANY
                          Balance Sheets


                                     (Unaudited)
                                         As Of         As Of
                                    June 30, 2001  Dec. 31, 2000
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares,
 outstanding 3,060,805 shares in
 2001 and 3,042,733 shares in 2000   $ 29,279,405   $ 28,899,504
Earnings retained in the business       4,361,171      4,226,051
Treasury stock, 38,000 shares in
 2001 and 2000                           (687,800)      (687,800)
                                       32,952,776     32,437,755

LONG-TERM DEBT
1.0% Pennvest Loan, due 2019              709,308        728,220
6.0% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                  4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                               6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                               6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                               5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                               7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                  2,700,000      2,700,000
                                       32,709,308     32,728,220

CURRENT LIABILITIES
Short-term borrowings                   4,339,761      2,648,946
Current portion of long-term debt          37,688         37,500
Accounts payable                          731,019      1,168,824
Dividends payable                         583,271        577,914
Accrued taxes                              20,213        165,002
Advance water revenues                     21,040         21,182
Accrued interest                          678,164        678,164
Other accrued expenses                    381,336        466,563
                                        6,792,492      5,764,095


DEFERRED CREDITS
Customers' advances for construction   17,595,497     16,746,170
Contributions in aid of construction   10,157,565     10,157,133
Deferred income taxes                   9,937,042     15,117,013
Deferred regulatory liabilities           974,081      1,811,825
Deferred employee benefits              1,610,084      1,624,396
                                       40,274,269     45,456,537

                                     $112,728,845   $116,386,607

                      THE YORK WATER COMPANY
                       Statements of Income

                             (Unaudited)         (Unaudited)
                         Three Months Ended   Six Months Ended
                              June 30             June 30
                         2001       2000      2001       2000

WATER OPERATING REVENUES
Residential           $2,852,024 $2,769,250 $5,552,567 $5,433,003
Commercial and
 industrial            1,337,836  1,309,827  2,573,549  2,572,431
Other                    573,522    529,691  1,132,716  1,104,509
                       4,763,382  4,608,768  9,258,832  9,109,943
OPERATING EXPENSES
Operation and
 maintenance           1,128,927  1,057,319  2,117,819  2,014,433
Administrative and
 general                 996,516    836,204  1,923,697  1,722,732
Depreciation             445,326    418,428    887,015    836,857
Taxes other than
 income taxes            188,853    224,381    389,153    560,140
                       2,759,622  2,536,332  5,317,684  5,134,162

   Operating Income    2,003,759  2,072,436  3,941,147  3,975,781

INTEREST EXPENSE AND
 OTHER EXPENSE/(INCOME)
Interest on long-term
 debt                    689,977    682,935  1,380,019  1,359,995
Interest on short-term
 debt                     53,172     21,891    104,348     44,211
Allowance for funds used
 during construction     (17,826)    (9,273)   (26,433)  (29,476)
Other income, net        (71,430)   (43,700)   (79,898)  (79,400)
                         653,893    651,853  1,378,036  1,295,330
   Income before income
    taxes              1,349,866  1,420,583  2,563,111  2,680,451

Federal and state
 income taxes            493,178    485,691    904,223    942,276

  Net Income          $  856,689 $  934,892 $1,658,889 $1,738,175

Basic Earnings Per Share   $0.28      $0.31      $0.54      $0.58
Cash Dividends Per Share   $0.25      $0.24      $0.50      $0.48

                      THE YORK WATER COMPANY

              Statements of Shareholders' Investment



                                           Earnings
                                           Retained
                              Common        in the      Treasury
                               Stock       Business      Stock


Balance, December 31, 2000  $28,899,504   $4,226,051   $(687,800)

   Net Income                         -    1,658,889           -

   Cash Dividends                     -   (1,523,769)          -

   Issuance of common
    stock under dividend
    reinvestment plan           340,445            -           -

   Issuance of common
    stock under employee
    stock purchase plan          39,456            -           -


Balance, June 30, 2001      $29,279,405   $4,361,171   $(687,800)

                      THE YORK WATER COMPANY
                     Statements of Cash Flows

                                     (Unaudited)    (Unaudited)
                                     Six Months     Six Months
                                        Ended          Ended
                                    June 30, 2001  June 30, 2000
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                            $1,658,889     $1,738,175
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                             887,015        836,857
Provision for losses on
 accounts receivable                      65,000         65,000
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                            642,233        519,289
Changes in assets and liabilities:
  Decrease (increase) in accounts
 receivable                                  143        (17,036)
  Increase in recoverable income taxes  (148,449)       (65,752)
  (Increase) decrease in materials and
   supplies                              (39,019)        10,210
  Increase in prepaid expenses and
   prepaid pension costs                 (45,687)      (275,478)
  Decrease in accounts payable,
   accrued expenses, other liabilities
   and deferred employee benefits       (532,129)      (288,927)
  (Decrease) increase in accrued
   interest and taxes                   (144,789)         8,536
  Decrease (increase) in other assets    449,867        (57,975)
   Net cash provided by operating
    activities                         2,793,074      2,472,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures             (4,082,107)    (2,195,583)
Customers' advances for construction
 and contributions in aid of
 construction                            849,759        973,762
Increase in notes receivable             (88,949)      (196,283)
   Net cash used in investing
    activities                        (3,321,297)    (1,418,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt             (18,724)       (18,709)
Net borrowings under line-of-credit
 agreements                            1,690,815          4,762
Issuance of common stock under
 dividend reinvestment plan              340,445        358,125
Issuance of common stock under
 employee stock purchase plan             39,456         39,110
Dividends paid                        (1,523,769)    (1,438,083)
   Net cash provided by (used in)
    financing activities                 528,223     (1,054,795)

Net decrease in cash and cash
 equivalents                                   -              -
Cash and cash equivalents at
 beginning of period                           -              -

Cash and cash equivalents at
 end of period                        $        -     $        -

Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                        $1,456,087     $1,366,540
  Income taxes                           554,142        556,727

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

     Operating results for the three month and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   Basic Earnings Per Share

     Basic earnings per share for the six months ended June 30, 2001 and 2000 were based on weighted average shares outstanding of 3,048,434 and 3,006,687, respectively.

                      THE YORK WATER COMPANY

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Financial Condition

Over the past several months management has been evaluating the classification of deferred income tax assets and liabilities and the related deferred regulatory assets and liabilities. Several components of these accounts have been reclassified which resulted in significant changes when compared to prior financial reporting periods. These reclassifications have not affected current year income tax expense or net income.

Results of Operations

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Water operating revenues for the three months ended June 30, 2001 increased $154,614 or 3.4% compared to the three months ended June 30, 2000. The increase resulted primarily from an increase in customers in the residential classification. The commercial and industrial classifications also showed an increase in customers and consumption for the second quarter of 2001 compared to the second quarter 2000, but to a lesser extent.

Operating expenses for the second quarter of 2001 increased $223,290 or 8.8% compared to the same period in 2000. A significant increase in pension expenses, increased main and water treatment facility maintenance, and higher worker's compensation and liability insurance costs were the primary reasons for the increase. These increases were partially offset by reduced public utility realty taxes due to a lower tax base and rate.

Interest on short-term bank loans increased $31,281 for the three months ended June 2001 compared to the same period in 2000 due to an increase in short-term debt outstanding in 2001. The average daily short-term debt outstanding in 2001 and 2000 was $3,665,216 and $1,097,262, respectively.

Other income, net increased by  $27,730 during the second quarter
2001 compared to second quarter 2000, due to increased interest income on water district notes driven by an increase in customers.

Six Months Ended June 30, 2001 Compared
with Six Months Ended June 30, 2000

Water operating revenues for the six months ended June 30, 2001 increased $148,889 or 1.6% compared to the six months ended June
30, 2000. Most of the increase resulted from residential growth, however each class showed a net increase in customers.

Operating expenses for the first six months of 2001 increased $183,522 or 3.6% compared to the same period in 2000. The main reasons for the increase were higher maintenance costs associated with water pumping and treatment equipment and facilities, increased depreciation due to additional plant investment, increased liability and worker's compensation insurance premiums, higher pension expenses, and Nasdaq fees. These increases were partially offset by reduced public utility realty taxes, and reduced main and service line maintenance due to the completion of the highway relocation project in 2000.

Interest on long-term debt increased $20,024 through June 2001 compared to June 2000 due to the remarketing of the 5% Industrial
Development Bonds in July 2000 at a rate of 6%.

Interest on short-term bank loans increased $60,137 for the first half of 2001 compared to the same period in 2000 due to an increase in short-term debt outstanding in 2001. The average daily short-term debt outstanding in 2001 and 2000 was $3,386,781 and $1,098,059, respectively.

Federal and state income taxes for the period ended June 30, 2001 were $38,053 or 4.0% lower than the period ended June 30, 2000 due to lower taxable income. The effective tax rate was 35.3% for the period.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed on March 20, 2001 seeking a $2,039,790 or 11.1% rate increase. The active parties have reached an agreement of $800,000 pending approval of the Administrative Law Judge and the PPUC. Increased rates will become effective following these approvals.



Liquidity and Capital Resources

During the first six months of 2001, the per capita volume of water sold declined in the industrial class primarily due to the loss of a large industrial customer who closed its operation in December 2000. The per capita volume of water sold did not change significantly in the other customer classifications. This closing will reduce industrial revenues for the remainder of the year unless the vacated industrial sites are re-occupied with
large operations.   The Company does not anticipate any further
change in the level of water usage which would have a material impact on future results of operations.

During the first half of 2001, the Company had $4,082,107 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan.

During the first half of 2001, net cash provided by operating activities equaled net cash used in investing and financing activities. The Company anticipates that during the remainder of 2001 net cash used in investing and financing activities will again equal net cash provided by operating activities.
Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, customers' advances, and a stock subscription are expected to be used to satisfy the need for additional cash.

As of June 30, 2001, current liabilities exceeded current assets by $3,032,512. Short-term borrowings from lines of credit as of June 30, 2001 were $4,339,761. The Company maintains lines of credit aggregating $19,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

During the next quarter, the Company will be extending to its shareholders of record on June 30, 2001, the right to subscribe for an aggregate of 120,000 shares of Common Stock. Shareholders may purchase, at the price of $23.61 per share, one additional share for each twenty-five shares held of record. The proceeds of the stock subscription, approximately $2.8 million if all shares are purchased, will be used to repay short-term borrowings. Subscription rights expire on September 10, 2001.

Over the past several years, the Company and an outside consultant have been evaluating the source of supply. Studies indicate that a new source will be needed by 2006. Available options have been analyzed, and the Company has decided on a pipeline from the Susquehanna River to Lake Redman. This alternative had the lowest cost, provided expandability, and was the best for the environment. The Company plans to build an intake and a pump station on its land at Long Level in Lower Windsor Township, York County. The water would then be pumped 13 miles through a 30 inch diameter pipe and released into Lake Redman. The cost of this project is estimated at $18 to $20 million. Funds will be raised through a combination of debt and equity issues. While the permitting process will begin in 2001, major expenditures are not expected until after 2002.

Forward Looking Information

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

The Company is subject to various federal and state regulations concerning water quality and environmental standards. In addition, the water industry is generally dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The Company's profitability also depends on the timeliness of rate relief and numerous factors over which it has little or no control, such as the quantity of rainfall, temperature, industrial demand, financing costs, energy rates, and environmental and water quality regulations.

The Company filed a settlement of its pending rate case with the PPUC. This settlement, which is joined in by all active parties, provides for an increase in annual revenues of $800,000. The settlement must be approved by the presiding Administrative Law Judge Wayne Weismandel and the PPUC before increased rates become effective. The settlement should be finalized over the next few months. The Company also anticipates a new bulk water customer, Stewartstown Borough Authority, will come on line during the remainder of 2001. As far as operating expenses, the Company expects energy costs to rise, pension expenses to continue as in the first half of the year, and public utility realty taxes to decrease substantially as the Commonwealth reappportions the tax amongst the various utilities. The useful lives of some of the Company's utility plant are expected to be extended as a result of the rate settlement, thereby reducing depreciation expense for 2001 and subsequent years. The Company will continue to keep operating costs at the lowest possible level.

                    THE YORK WATER COMPANY
                   Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 7, 2001 at the Filter Plant of the Company, Grantley Road Extended, in the County of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

     (1) To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

            Irvin S. Naylor  William T. Morris  Horace Keesey III
For election   2,436,330        2,437,387           2,437,387
Shares withheld   45,364           44,307              44,307

The following Directors' terms of office continued after the
Annual Meeting.
        Thomas C. Norris                 George W. Hodges
        John L. Finlayson                George Hay Kain, III
        Chloe R. Eichelberger            Michael W. Gang

     (2) To appoint Stambaugh Ness, PC as independent accountants to audit the financial statements of the Company for the year 2001.

The actions taken by the Shareholders concerning the appointment of Stambaugh Ness, PC independent accountants are as follows:

        For Approval                         2,449,409
        Against Approval                         2,419
        Abstaining From Voting                  29,865

Item 6.  Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on August 2, 2001 reporting its filing for a settlement of its pending rate case with the Pennsylvania Public Utility Commission. The settlement, joined in by all active parties, provides for an increase in annual revenues of $800,000. The settlement must be approved by the presiding Administrative Law Judge and the PPUC before it can become effective.

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



                                     THE YORK WATER COMPANY




                                     William T. Morris
                                     Principal Executive Officer

Date:  August 10, 2001




                                     Jeffrey S. Osman
                                     Principal Financial and
                                     Accounting Officer

Date:  August 10, 2001