Form 10-Q
period 2001-09-30
YORK WATER CO
filed 2001-11-13
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001    Commission File No. 0-690


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

     Common stock, no par value      3,146,891 Shares outstanding
                                     as of October 26, 2001

                      THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Balance Sheets

                                           (Unaudited)
                                       As Of         As of
                                  Sept. 30, 2001  Dec. 31, 2000

UTILITY PLANT, at original cost    $119,504,880    $114,748,545
Less-Reserve for depreciation        19,021,389      18,314,880
                                    100,483,491      96,433,665

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $87,785 in 2001 and $80,985 in 2000    512,614         519,414


CURRENT ASSETS:
Cash and cash equivalents               481,740               -
Receivables, less reserves of
 $130,000 in 2001 and 2000            3,261,952       2,854,593
Materials and supplies, at cost         467,384         402,770
Prepaid expenses                        315,548         258,236
Deferred income taxes                    88,655          88,655
                                      4,615,279       3,604,254


OTHER LONG-TERM ASSETS:
Prepaid pension cost                  2,196,852       2,178,423
Deferred debt expense                   364,365         394,422
Deferred rate case expense              162,028          46,950
Notes receivable                      1,059,586         985,794
Deferred regulatory assets            4,266,631      10,360,708
Other                                 1,491,547       1,862,977
                                      9,541,009      15,829,274


                                   $115,152,393    $116,386,607

                           THE YORK WATER COMPANY
                               Balance Sheets

                                   (Unaudited)
                                       As Of         As Of
                                   Sept. 30, 2001  Dec. 31, 2000
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares,
 outstanding 3,146,891 shares
 in 2001 and 3,042,733 shares
 in 2000                            $ 31,274,506   $ 28,899,504
Earnings retained in the business      4,253,019      4,226,051
Treasury stock, 38,000 shares in
 2000                                          -       (687,800)
                                      35,527,525     32,437,755
LONG-TERM DEBT
1.0% Pennvest Loan, due 2019             699,827        728,220
6.00% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                 4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                              5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                              7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                 2,700,000      2,700,000
                                      32,699,827     32,728,220
CURRENT LIABILITIES
Short-term borrowings                  3,093,000      2,648,946
Current portion of long-term debt         37,782         37,500
Accounts payable                         374,966      1,168,824
Dividends payable                        595,314        577,914
Accrued taxes                             57,176        165,002
Advance water revenues                    20,443         21,182
Accrued interest                         494,563        678,164
Other accrued expenses                   336,870        466,563
                                       5,010,114      5,764,095
DEFERRED CREDITS
Customers' advances for construction  18,082,487     16,746,170
Contributions in aid of construction  10,165,485     10,157,133
Deferred income taxes                 10,935,413     15,117,013
Deferred regulatory liabilities          969,349      1,811,825
Deferred employee benefits             1,762,193      1,624,396
                                      41,914,927     45,456,537


                                    $115,152,393   $116,386,607

                        THE YORK WATER COMPANY
                         Statements of Income

                         (Unaudited)             (Unaudited)
                      Three Months Ended      Nine Months Ended
                         September 30            September 30
<s>                      2001       2000      2001       2000
WATER OPERATING REVENUES <c>        <c>       <c>        <c>
Residential          $3,019,749 $2,801,417 $8,572,316 $8,234,420
Commercial and
 industrial           1,513,943  1,405,447  4,087,492  3,977,878
Other                   576,592    539,506  1,709,308  1,644,015
                      5,110,284  4,746,370 14,369,116 13,856,313
OPERATING EXPENSES
Operation and
 maintenance          1,215,892  1,011,285  3,333,711  3,025,718
Administrative and
 general                839,011    811,496  2,762,708  2,534,228
Depreciation and
 amortization           291,565    418,429  1,178,580  1,255,286
Taxes other than
 income taxes          (171,078)       583    218,075    560,723
                      2,175,390  2,241,793  7,493,074  7,375,955

   Operating Income   2,934,894  2,504,577  6,876,042  6,480,358

INTEREST EXPENSE AND
 OTHER INCOME
Interest on long-term
 debt                   689,984    690,079  2,070,003  2,050,074
Interest on interim
 bank loans              51,580     29,576    155,928     73,787
Allowance for funds used
 during construction    (10,022)    (9,630)   (36,455)   (39,106)
Other income, net       122,743    (39,828)    42,845   (119,228)
                        854,285    670,197  2,232,321  1,965,527
 Income before income
  taxes               2,080,609  1,834,380  4,643,721  4,514,831

Federal and state
 income taxes           716,914    692,611  1,621,137  1,634,887

        Net Income   $1,363,695 $1,141,769 $3,022,584 $2,879,944

Basic earnings per share   $.45       $.38       $.99       $.96
Cash dividends per share   $.25       $.25       $.75       $.73

                            THE YORK WATER COMPANY
                           Statements of Cash Flows


                                      (Unaudited)    (Unaudited)
                                      Nine Months    Nine Months
                                         Ended          Ended
                                     Sept.30, 2001  Sept.30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $3,022,584     $2,879,944
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation                            1,178,581      1,255,286
Provision for losses on accounts
 receivable                                97,500         97,500
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                           1,070,001        734,488
Changes in assets and liabilities:
  Increase in accounts receivable        (504,859)       (56,774)
  Decrease in recoverable income taxes          -          5,702
  (Increase) decrease in materials
   and supplies                           (64,614)        43,635
  Increase in prepaid expenses and
   prepaid pension costs                  (75,741)      (259,181)
  Decrease in accounts payable,
   accrued expenses, other liabilities
   and deferred employee benefits        (769,093)      (139,357)
  Decrease in accrued interest and
   taxes                                 (291,427)       (48,738)
  Decrease (increase) in other assets     462,402        (55,880)
   Net cash provided by operating
   activities                           4,125,334      4,456,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures              (5,397,600)    (4,412,872)
Customers' advances for construction
 and contributions in aid of
 construction                           1,344,669      1,148,513
Increase in notes receivable              (73,792)      (169,760)
   Net cash used in investing
   activities                          (4,126,723)    (3,434,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt              (28,111)       (28,313)
Net borrowings under line-of-credit
 agreements                               444,054        596,490
Issuance of 76,930 shares of common
 stock                                  1,796,674              -
Issuance of common stock under
 dividend reinvestment plan               520,579        543,178
Issuance of common stock under
 employee stock purchase plan              57,749         58,512
Dividends paid                         (2,307,816)    (2,192,373)
   Net cash provided by (used in)
   financing activities                   483,129     (1,022,506)

Net increase in cash and cash
 equivalents                              481,740              -
Cash and cash equivalents at
 beginning of period                            -              -

Cash and cash equivalents at
 end of period                         $  481,740     $      -0-

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
 Interest, net of amounts
 capitalized                           $2,407,349     $2,292,435
 Income taxes                             608,039        836,813


                        THE YORK WATER COMPANY

                Statements of Shareholders' Investment




                                            Earnings
                                            Retained
                                 Common      in the     Treasury
                                  Stock     Business     Stock


Balance, December 31, 2000    $28,899,504  $4,226,051  $(687,800)

   Net Income                               3,022,584

   Cash Dividends                          (2,307,816)

   Issuance of 76,930
    shares of common stock      1,796,674

   Issuance of common stock
    under dividend reinvest-
    ment plan                     520,579

   Issuance of common stock
    under employee stock
    purchase plan                  57,749

   Retirement of treasury
    stock                                    (687,800)   687,800


Balance, September 30, 2001   $31,274,506  $4,253,019   $  -0-

                         THE YORK WATER COMPANY

                 Notes to Interim Financial Statements




1.   Interim Financial Information

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 2000.

     Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   Basic Earnings Per Share

     Basic earnings per share for the nine months ended September
30, 2001 and 2000 were based on weighted average shares outstanding of 3,052,918 and 3,003,981, respectively.

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

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Water operating revenues for the three months ended September 30, 2001 increased $363,914 or 7.7% compared to the three months ended September 30, 2000. The increase resulted primarily from an increase in customers in the residential classification. The commercial and industrial classifications also showed a net increase in customers and consumption for third quarter 2001 compared to third quarter 2000. In addition, a portion of the rate increase of 4.2% approved by the PPUC, effective September 1, 2001, was reflected in the quarterly figures for 2001.

Operating expenses for the third quarter of 2001 decreased $66,403 or 3.0% compared to the same period in 2000. Public utility realty taxes were reapportioned by the Commonwealth during the third quarter of 2001 resulting in a substantial reduction in taxes compared to third quarter 2000. Another major factor in the decrease in operating expenses was a lengthening of the lives of some of our utility plant as a result of our rate settlement with the PPUC. This caused a reduction in depreciation expense for the quarter. The reclassification of 2001 supplemental retirement plan expenses to the other income category, reduced legal fees and lower health insurance premiums were other factors in the decrease. These decreases were partially offset by increased normal pension expenses, increased main and water treatment equipment maintenance and higher energy costs.

Interest on short-term bank loans increased $22,004, despite declines in interest rates, for the three months ended September 2001 compared to the same period in 2000 due to an increase in short-term debt outstanding in 2001. The average daily short-term debt outstanding in 2001 and 2000 was $4,077,272 and $1,443,625, respectively.

Other income, net decreased by $162,571 during the third quarter 2001 compared to the third quarter 2000, due to a reclassification of 2001 supplemental retirement plan expenses from operating expenses to other expenses. In addition, the provision for supplemental retirement plan expenses was increased during the quarter to account for lower than expected returns on the policies.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Water operating revenues for the nine months ended September 30, 2001 increased $512,803 or 3.7% compared to the nine months ended September 30, 2000. The majority of the increase resulted from residential growth, while the remaining increase was due to an increase in rates approved by the PPUC.

Operating expenses for the first nine months of 2001 increased $117,119 or 1.6% compared to the same period in 2000. The main reasons for the increase were higher maintenance costs associated with water pumping and treatment equipment and facilities, increased liability and worker's compensation premiums, higher normal pension expenses due to lower returns, increased energy costs, and Nasdaq fees. These increases were partially offset by reduced public utility realty taxes, reduced main and service line maintenance, lower health insurance premiums, lower depreciation expense due to longer plant lives, and the reclassification of supplemental retirement plan expenses to other income and expense.

Interest on long-term debt increased $19,929 through September
2001 compared to September 2000 due to the remarketing of the 5%
Industrial Development Bonds in July 2000 at a rate of 6%.

Interest on short-term bank loans increased $82,141, despite declines in interest rates, for the first three quarters of 2001 compared to the same period in 2000 due to an increase in short-term debt outstanding in 2001. The average daily short-term debt outstanding in 2001 and 2000 was $3,607,280 and $1,214,088, respectively.

Other income, net decreased by $162,073 through the first nine months of 2001 compared to 2000, due to the reclassification of 2001 supplemental retirement plan expenses from operating expenses to other expenses. In addition, the provision for these expenses was increased due to lower than expected returns on the policies.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed on March 20, 2001 seeking a $2,039,790 or 11.1% rate increase. Effective September 1, 2001, the PPUC authorized an increase in rates designed to produce approximately $800,000 in additional annual operating revenues, an increase of 4.2%.

Liquidity and Capital Resources

During the first nine months of 2001, the per capita volume of water sold declined in the industrial class primarily due to the loss of a large industrial customer who closed its operation in December 2000. The per capita volume of water sold did not change significantly in the other customer classifications.
This closing will reduce industrial revenues for the remainder of the year unless the vacated industrial sites are re-occupied with
large operations.   The Company does not anticipate any further
change in the level of water usage which would have a material impact on future results of operations.

During the first three quarters of 2001, the Company had $5,397,600 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), employee stock purchase plan, and stock subscription.

During the first nine months of 2001, net cash provided by operating and financing activities exceeded net cash used in investing activities. The Company anticipates that during the remainder of 2001 net cash used in investing and financing activities will equal net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of September 30, 2001, current liabilities exceeded current assets by $394,835. Short-term borrowings from lines of credit as of September 30, 2001 were $3,093,000. The Company maintains lines of credit aggregating $19,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus basis points, as defined. The Company is not required to maintain compensating balances on its lines of credit.

On July 23, 2001, the Company offered to holders of its common stock non-transferable subscription rights to purchase up to an aggregate of 120,000 shares of common stock. All shareholders were granted one subscription right for every 25 shares of common stock held of record as of June 30, 2001. Each subscription right entitled the holder to purchase one share at a purchase price of $23.61 per share. On September 10, 2001, subscription rights to purchase 76,930 shares were exercised. The net proceeds, $1,796,674 were used to repay short-term borrowings.

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

During the final quarter of 2001, the Company expects revenues to remain strong due to the 4.2% rate increase which was effective September 1, 2001. Also, Stewartstown Borough, a bulk water customer, came on line during the third quarter and should help to strengthen fourth quarter revenues. As far as operating expenses, the Company expects energy costs and pension expenses to continue at the same rate as the third quarter. Depreciation and realty taxes will be lower than the beginning of the year but we will not benefit from a retroactive credit as we did in the third quarter. Increased main and service line maintenance costs associated with the west end of Route 30 construction are anticipated for the fourth quarter. No major changes in other expenses are anticipated for the rest of the year.

Item 5.  Other Information

On October 31, 2001, Horace Keesey III retired from the Board of
Directors. At the time of his retirement, he was the Chairman of the Board of Directors.

Mr. William T. Morris, President and CEO of the Company, will be the new Chairman effective November 1, 2001 in addition to his current responsibilities.

Item 6.  Exhibits and Reports on Form 8-K.

The Company filed a Form 8-K on October 3, 2001 indicating the results of the stock subscription. The subscription raised additional equity capital of $1,796,674 (net of issuance costs) by selling 76,930 shares.

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




                                  THE YORK WATER COMPANY




                                  William T. Morris
                                  Principal Executive Officer

Date:  November 12, 2001






                                  Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  November 12, 2001