Form 10-K
period 2001-12-31
YORK WATER CO
filed 2002-03-26
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                          FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on March 7, 2002 was $94,756,133.

As of March 7, 2002 there were 3,154,332 shares of Common Stock, no par value, outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 2002
Annual Meeting of Shareholders are incorporated by reference into
Part III.

                            PART I

     Item 1.  Business.

     The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

     The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, West York, Manchester, Mount Wolf, New Salem, Hallam, Jacobus, Loganville, Yorkana, Seven Valleys, East Prospect, Jefferson, Glen Rock, New Freedom, Railroad, and portions of the Townships of Manchester, East Manchester, West Manchester, North Codorus, Shrewsbury, North Hopewell, Hopewell, Springettsbury, Spring Garden, Conewago, Springfield, York, Hellam, Windsor, Lower Windsor, Dover and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to 2.75 billion gallons of water. The Company's present average daily consumption is 19,734,260 gallons, and its present safe daily yield is 23,000,000 gallons.

     The Company's service territory has an estimated population of 149,000. Territory expansion during 2001 included: the completion of the water main to sell bulk water to Stewartstown Borough, additional water district mains for Windsor Water District 3, Cape Horn Water District and Croll School Water District, and the start of a new water district in North Codorus Township. Industry within the Company's service territory is diversified, manufacturing such items as furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning equipment and weight training equipment. Within the area served by the Company there are no competitors.

     An evaluation of the need for additional sources of supply was conducted during 1998 by an engineering consulting firm retained by the Company. The analysis indicated that an additional source of supply would be needed by the year 2006. Available options were identified and analyzed by the Company and its consultants, including estimates of construction costs. The option selected was a pipeline from the Susquehanna River to Lake Redman, the Company's largest reservoir. The Company plans to build an intake and a pump station on its land in Lower Windsor Township, York County. The water would then be pumped 13 miles through a 30-inch diameter pipe and released into Lake Redman. This option has the lowest estimated cost, provides potential expandability, and has the least impact on the environment. The Company began the process of applying for permits in 2001, but expects no major expenses until after 2002. The estimated cost of the project is $18-$20 million. The project will be funded through various debt and equity issues.

     The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions. On February 12, 2002, the Governor issued a drought emergency which imposes mandatory water use restrictions on the Company's service territory. The drought did not have a noticeable impact on 2001 because it occurred at a time of the year in which customers were already using less water. The drought, if it continues, could have a material impact on 2002.

     The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 60%; commercial and industrial, 28%; other, 12%. The Company presently has 90 employees.

     During the last five years ended in 2001, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:
               2001       2000       1999        1998      1997
Average daily
 consumption
 (gallons
  per day) 19,734,260 19,541,520 20,928,000 19,488,000 19,405,000
Miles of
 mains at
 year end         717        703        696        671        655
Additional
 distribution
 mains
 installed
 (ft.)         77,923     67,072    130,262     85,431     77,274
Number of
 customers     50,079     49,195     48,144     47,173     46,458
Population
 served       149,000    146,000    144,000    142,000    140,700

     During 2001, the per capita volume of water sold declined in the industrial class due to the loss of a large customer in December 2000. Per capita consumption in all other classes was consistent. The Company does not anticipate any change in the level of water usage which would have a material impact on future results of operations.

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

     The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Based on an average daily consumption in 2001 of 19,734,260 gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

     Clear water reservoirs of the Company which are located in Spring Garden Township adjacent to the filtration plant are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 19,890,000 gallons of clear water.

     The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury Township. There are two one-story concrete block buildings aggregating 26,680 square feet of area. Construction of a third facility at that same location amounting to 3,764 square feet is expected to begin around mid-year 2002 and be completed by the end of the year. Estimated costs of the project are $330,300 which include renovations to one of the older buildings.

     The distribution system of the Company has approximately 717 miles of main water lines.

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

                             PART II

     Item 5.  Market for the Registrant's Common Stock and
Related Security Holder Matters.

     The information set forth under the caption "Market for Common Stock and Dividends" on page 7 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

     Item 6.  Selected Financial Data.

     The information set forth under the caption "Highlights of Our 186th Year" of the 2001 Annual Report to Shareholders is incorporated herein by reference.

     Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 2001 Annual Report to Shareholders is incorporated herein by reference.

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

     Item 7A. Quantitative and Qualitative Disclosures About
Market Risk.

     The Company is not aware of demands, events or uncertainties that will result in a decrease of liquidity or in a material change in the mix and relative cost of capital resources.

     The Company does not use off-balance sheet arrangements such as securitization of receivables or unconsolidated entities. The
Company has no lease obligations, does not engage in trading or risk management activities, and does not have material transactions involving related parties.

     The Company does not use derivative financial instruments for speculative trading purposes. The Company's operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. Loans granted under these lines bear interest based upon the prime or LIBOR rate plus 1 to
1.5 percent. The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.

     The Company's 4.40% Industrial Development Authority Revenue
Refunding Bonds Series 1994 have a mandatory tender date of May
15, 2004. The 6% Series 1995 bonds have a mandatory tender date of June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.

     Item 8.  Financial Statements and Supplementary Data.

     The following financial statements set forth in the 2001
Annual Report to Shareholders are incorporated herein by reference:

  Balance Sheets as of December 31, 2001 and 2000        Page 11
  Statements of Income for Years Ended December 31,
   2001, 2000 and 1999                                   Page 12
  Statements of Shareholders' Investment for Years
   Ended December 31, 2001, 2000 and 1999                Page 12
  Statements of Cash Flows for Years Ended
   December 31, 2001, 2000 and 1999                      Page 13
  Notes to Financial Statements                          Page 14
  Independent Auditors' Report                           Page 20

     Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 2001 Annual
Report to Shareholders is not deemed to be filed as part of this report.

Selected Quarterly Financial Data (Unaudited)

2001         First     Second      Third     Fourth      Year

Water
 operating
 revenue  $4,495,450 $4,763,382 $5,110,284 $5,033,426 $19,402,542
Utility
 operating
 income    1,937,388  2,003,759  2,934,894  2,058,596   8,934,637
Net income   802,200    856,689  1,363,695    983,483   4,006,067
Basic
 earnings
 per share       .26        .28        .45        .31        1.30
Dividends
 per share       .25        .25        .25        .26        1.01

2000

Water
 operating
 revenue  $4,501,175 $4,608,768 $4,746,370 $4,624,850 $18,481,163
Utility
 operating
 income    1,903,345  2,072,436  2,504,577  1,992,181   8,472,539
Net income   803,283    934,892  1,141,769    877,843   3,757,787
Basic
 earnings
 per share       .27        .31        .38        .29        1.25

Dividends
 per share       .24        .24        .25        .25         .98

     Per share data does not reflect the impact of the proposed stock split. See Note 12 to the financial statements.

     Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

                           PART III

     Item 10. Directors and Executive Officers of the Registrant.

     The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2002 Annual Meeting of Shareholders to be held May 6, 2002 is incorporated herein by reference.

     Item 11. Executive Compensation.

     The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2002 Annual Meeting of Shareholders to be held May 6, 2002 is incorporated herein by reference.

     Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The information set forth under the caption "Voting
Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2002 Annual
Meeting of Shareholders to be held May 6, 2002 is incorporated herein by reference.

     Item 13. Certain Relationships and Related Transactions.

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2002 Annual Meeting of Shareholders to be held May 6, 2002 is incorporated herein by reference.

                           PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)  Certain documents filed as a part of the Form 10-K.

     The financial statements set forth under Item 8 of this Form
10-K.

(a)(2)  Financial Statement schedules.

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

     The exhibits are set forth in the Index to Exhibits shown on pages 11, 12 and 13.

(b)  Reports on Form 8-k

     There were no Form 8-k's filed during the fourth quarter
2001.

     The Company filed a Form 8-k on February 21, 2002 announcing that its Board of Directors had unanimously approved a two-for-one split of the Company's common stock, subject to approval by the Pennsylvania Public Utility Commission.

                       INDEPENDENT AUDITORS' REPORT



     To the Shareholders and Board of Directors of The York Water
Company:


     Under date of February 26, 2002, we reported on the balance sheets of The York Water Company as of December 31, 2001 and 2000 and the related statements of income, shareholders' investment, and cash flows for the years then ended as contained in the 2001 annual report to shareholders. The financial statements of The York Water Company as of December 31, 1999 were audited by other auditors whose report was dated February 25, 2000. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001.
In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as of December 31, 2001, as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 2001 financial statement schedule based upon our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



February 26, 2002                 Stambaugh Ness, PC
York, Pennsylvania


                   Independent Auditors' Report



To The Shareholders and Board of Directors of
The York Water Company:



We have audited the accompanying statements of income, shareholders' investment, and cash flows of The York Water
Company for the year ended December 31, 1999. In connection with our audit of the financial statements, we have also audited the financial statement schedule as listed in Item 14(a)(2)for the year ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of The York Water Company's operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Baltimore, Maryland                    KPMG LLP
February 25, 2000

                      THE YORK WATER COMPANY

          SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

           FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                       Additions Charged to

                Balance
                at         Costs                        Balance
                Beginning  and       Recov-  Deduc-     At End
                Of Year    Expenses  eries   tions      Of Year


FOR THE YEAR
 ENDED
 DECEMBER 31,
 2001:

Reserve for
 uncollectible
 accounts       $130,000  $ 89,265  $11,098  $100,363  $130,000

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

                                   THE YORK WATER COMPANY
                                        (Registrant)


Dated:  March 25, 2002             By: /s/ W. T. Morris
                                       William T. Morris
                                   Chairman, President and CEO

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

Dated:  March 25, 2002             Dated:  March 25, 2002

        Directors:                         Date

By: /s/ Irvin S. Naylor                    March 25, 2002
        Irvin S. Naylor

By: /s/ Chloe Eichelberger                 March 25, 2002
        Chloe Eichelberger

By: /s/ John L. Finlayson                  March 25, 2002
        John L. Finlayson

By: /s/ George Hay Kain, III               March 25, 2002
        George Hay Kain, III

By: /s/ Michael W. Gang                    March 25, 2002
        Michael W. Gang

By: /s/ George W. Hodges                   March 25, 2002
        George W. Hodges

By: /s/ Thomas C. Norris                   March 25, 2002
        Thomas C. Norris

By: /s/ Jeffrey S. Osman                   March 25, 2002
        Jeffrey S. Osman

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

 4.2    Loan Agreement between     Incorporated herein by
        The York Water Company     reference.  Filed previously
        and the Pennsylvania       with the Securities and
        Infrastructure Invest-     Exchange Commission as Exhibit
        ment Authority for         4.2 to the Company's 2000
        $800,000 at 1.00%          Form 10K.
        dated August 24, 1999

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

 13     2001 Annual Report to      Filed herewith.
        Shareholders

 23     Consent of Independent     Filed herewith.
        Auditors Stambaugh
        Ness, PC

 23.1   Consent of Independent     Filed herewith.
        Auditors KPMG LLP

                          EXHIBIT 11

                    THE YORK WATER COMPANY

                    COMMON SHARES USED IN
                      COMPUTING EARNINGS
                          PER SHARE


              2001       2000       1999       1998       1997

Common shares
outstanding,
beginning of
the year    3,042,733  2,989,091  2,979,722  2,934,782  2,900,524

Weighted average
shares issued in
connection with
2001 stock
subscription   19,601          -          -          -          -

Weighted average
shares repurchased
in 1999             -          -     (7,392)         -          -

Weighted average
shares issued in
connection with the
Employee Stock
Purchase Plan   1,325      2,156      1,701      1,565      1,569

Weighted average
shares issued in
connection with the
Optional
Dividend Reinvest-
ment Plan      12,966     19,428     16,236     14,938     10,376

            3,076,625  3,010,675  2,990,267  2,951,285  2,912,469

                                EXHIBIT 13



                          THE YORK WATER COMPANY

                    2001 ANNUAL REPORT TO SHAREHOLDERS




     The York Water Company's 2001 Annual Report to Shareholders is attached hereto.

                            EXHIBIT 23


                   CONSENT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of The York Water Company:



We consent to the incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3 as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 26, 2002, relating to the balance sheet of The York Water Company as of December 31, 2001, and the related statements of income, shareholders' investment, and cash flows for the year then ended, which report appears in the 2001 annual report to shareholders and is incorporated by reference in the annual report on Form 10-K of The York Water Company.

We also consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3, as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated February 26, 2002 relating to the financial statement schedule as listed in Item 14(a) (2) for the year ended December 31, 2001, which is a part of the Company's December 31, 2001 annual report on Form 10-K, which report appears in such annual report on Form 10-K.


                                               Stambaugh Ness, PC

York, Pennsylvania
March 26, 2002

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




Baltimore, Maryland                             KPMG LLP
March 25, 2002