Form 10-Q
period 2002-03-31
YORK WATER CO
filed 2002-05-13
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002        Commission File No. 0-690


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

    Common stock, No par value       3,161,657 Shares outstanding
                                     as of May 6, 2002

                      THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          Balance Sheets

                                     (Unaudited)
                                        As Of           As of
                                    Mar. 31, 2002  Dec. 31, 2001


UTILITY PLANT, at original cost     $122,336,838   $121,109,335
Less-Reserve for depreciation         19,798,728     19,356,553
                                     102,538,110    101,752,782

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $90,999 in 2002
 and $89,392 in 2001                     511,769        511,007


CURRENT ASSETS:
Cash and cash equivalents                      -         97,447
Receivables, less reserves of
 $130,000 in 2002 and 2001             2,786,635      2,995,000
Materials and supplies, at cost          470,220        449,777
Prepaid expenses                         263,585        229,248
Deferred income taxes                     88,655         88,655
                                       3,609,095      3,860,127

OTHER LONG-TERM ASSETS:
Prepaid pension cost                   2,202,995      2,202,995
Deferred debt expense                    344,326        354,346
Deferred rate case expense               122,436        144,042
Notes receivable                       1,283,524      1,121,916
Deferred regulatory assets             2,419,599      1,886,658
Other                                  1,898,637      1,517,619
                                       8,271,517      7,227,576


                                    $114,930,491   $113,351,492

                      THE YORK WATER COMPANY
                          Balance Sheets
                                     (Unaudited)
                                        As Of          As Of
                                    Mar. 31, 2002  Dec. 31, 2001
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares, out-
 standing 3,161,657 shares in 2002
 and 3,154,332 shares in 2001       $ 31,671,287   $ 31,473,194
Earnings retained in the business      4,473,601      4,418,280
                                      36,144,888     35,891,474
LONG-TERM DEBT
1.0% Pennvest Loan, due 2019             680,815        690,343
6.0% Industrial Development
 Authority Revenue Refunding
 Bonds, Series 1995, due 2010          4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                              5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                              7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding
 Bonds, Series 1994, due 2009          2,700,000      2,700,000
                                      32,680,815     32,690,343
CURRENT LIABILITIES
Short-term borrowings                  2,185,318      2,000,000
Current portion of long-term debt         37,971         37,877
Accounts payable                         673,149        478,423
Dividends payable                        627,557        623,498
Accrued taxes                            408,128        527,674
Advance water revenues                    28,200         25,037
Accrued interest                         494,564        678,163
Other accrued expenses                   451,246        470,545
                                       4,906,133      4,841,217
DEFERRED CREDITS
Customers' advances for construction  18,116,439     17,777,685
Contributions in aid of construction  10,865,001     10,784,143
Deferred income taxes                  9,325,421      8,519,594
Deferred regulatory liabilities          964,912        970,330
Deferred employee benefits             1,926,882      1,876,706
                                      41,198,655     39,928,458
                                    $114,930,491   $113,351,492

                      THE YORK WATER COMPANY

                       Statements of Income


                                  (Unaudited)    (Unaudited)
                                  Three Months   Three Months
                                     Ended          Ended
                                  Mar. 31, 2002  Mar. 31, 2001

WATER OPERATING REVENUES
Residential                        $2,767,610     $2,700,543
Commercial and industrial           1,292,277      1,235,713
Other                                 619,747        559,194
                                    4,679,634      4,495,450


OPERATING EXPENSES
Operation and maintenance           1,029,814        988,892
Administrative and general            976,701        913,443
Depreciation and amortization         415,873        441,689
Taxes other than income taxes         182,303        200,300
                                    2,604,691      2,544,324

     Operating income               2,074,943      1,951,126

INTEREST EXPENSE AND OTHER INCOME
Interest on long-term debt            689,938        690,042
Interest on interim bank loans         15,279         51,176
Allowance for funds used during
 construction                         (23,851)        (8,607)
Other expense, net                     73,330          5,270
                                      754,696        737,881

     Income before income taxes     1,320,247      1,213,245

Federal and state income taxes        444,800        411,045

     Net income                    $  875,447     $  802,200


Basic Earnings Per Share                $0.28          $0.26

Cash Dividends Per Share                $0.26          $0.25

                      THE YORK WATER COMPANY

              Statements of Shareholders' Investment





                                                       Earnings
                                                       Retained
                                        Common          in the
                                        Stock          Business


Balance, December 31, 2001            $31,473,194     $4,418,280

   Net Income                                            875,447

   Cash Dividends                                       (820,126)

   Issuance of common stock under
    dividend reinvestment plan            182,432

   Issuance of common stock under
    employee stock purchase plan           15,661



Balance, March 31, 2002               $31,671,287     $4,473,601

                      THE YORK WATER COMPANY
                     Statements of Cash Flows

                                 (Unaudited)     (Unaudited)
                                 Three Months    Three Months
                                    Ended           Ended
                                 Mar. 31, 2002   Mar. 31, 2001

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                         $  875,447      $  802,200
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                          415,873         441,689
Provision for losses on accounts
 receivable                            32,500          32,500
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                         267,468         188,897
Changes in assets and liabilities:
  Decrease in accounts receivable     175,865         283,116
  Increase in materials and supplies  (20,443)        (30,376)
  Increase in prepaid expenses and
   prepaid pension costs              (34,337)        (15,241)
  Increase (decrease) in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                           232,825        (408,979)
  (Decrease) increase in accrued
   interest and taxes                (303,145)         48,689
  (Increase) decrease in other
   assets                            (287,118)        429,433
   Net cash provided by operating
    activities                      1,354,935       1,771,928

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Construction expenditures          (1,264,237)     (1,841,352)
Customers' advances for
 construction and contributions
 in aid of construction               419,612         325,408
Increase in notes receivable         (161,608)        (99,939)
   Net cash used in investing
    activities                     (1,006,233)     (1,615,883)


CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt           (9,434)         (9,330)
Net borrowings under line-of-credit
 agreements                           185,318         430,320
Issuance of common stock under
 dividend reinvestment plan           182,432         164,178
Issuance of common stock under
 employee stock purchase plan          15,661          19,470
Dividends paid                       (820,126)       (760,683)
   Net cash used in financing
    activities                       (446,149)       (156,045)
Net decrease in cash and cash
 equivalents                          (97,447)              -
Cash and cash equivalents at
 beginning of period                   97,447               -

Cash and cash equivalents at
 end of period                     $        -      $        -

Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                     $  863,178      $  916,565
  Income taxes                        324,660          53,897

                      THE YORK WATER COMPANY

              Notes to Interim Financial Statements




1.  Interim Financial Information

    The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

    Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.  Basic Earnings Per Share

    Basic earnings per share for the three months ended March 31, 2002 and 2001 were based on weighted average shares outstanding of 3,155,624 and 3,044,387, respectively.

                      THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

Net income for the first three months of 2002 was $875,447, an increase of $73,247, or 9.1%, compared to the same period of 2001.

Water operating revenues for the three months ended March 31, 2002 increased $184,184, or 4.1%, compared to the three months ended March 31, 2001. The increase resulted primarily from the 4.2% rate increase approved by the PPUC, effective September 1, 2001. In addition, there were 871 more customers in the first quarter of 2002 compared to the first quarter of 2001.

Operating expenses for the first three months of 2002 increased $60,367, or 2.4%, compared to the first quarter of 2001. Higher pension expenses due to lower returns, higher health and general insurance premiums, and higher power costs due to a new supplier were the main reasons for the increase. Reduced Nasdaq fees, lower depreciation expense due to longer asset lives, and an Educational Improvement Tax Credit partially offset the increases.

Interest on interim bank loans decreased $35,897, or 70.1%, during the first three months of 2002 compared to the same period in 2001 due to lower interest rates and a reduction in short-term debt outstanding. The average daily short-term debt outstanding in 2002 and 2001 was $2,011,787 and $3,108,346, respectively.

Allowance for funds used during construction for 2002 increased
$15,244 when compared to 2001. Capitalized interest on the costs associated with the pipeline to the river project accounts for the increase.

Other income and expense, net increased by $68,060 due to increased contributions, partially offset by the Educational
Improvement Tax Credit (in operating expenses), and increased supplemental retirement expenses.

Federal and state income taxes increased $33,755, or 8.2% due to an increase in taxable income. The effective tax rate was 33.7% in 2002 and 33.9% in 2001.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed on March 20, 2001 seeking a $2,039,790 or 11.1% rate increase. Effective September 1, 2001, the PPUC authorized an increase in rates designed to produce approximately $800,000 in additional annual operating revenues, an increase of 4.2%. The Company plans to file its next rate increase request in January 2003.

Liquidity and Capital Resources

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

During the first quarter of 2002, the per capita volume of water sold did not change significantly compared to first quarter 2001. The Company does not anticipate any change in the level of water usage, with the exception of the drought emergency discussed below, which would have a material impact on future results of operations.

During the first quarter of 2002, the Company had $1,264,237 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan. The Company anticipates construction expenditures of approximately $6,518,500 for the year 2002, and will finance these expenditures in the same manner as the first quarter of 2002.

During the first three months of 2002, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 2002 net cash used in investing and financing activities will equal net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of March 31, 2002, current liabilities exceeded current assets by $1,297,038. Short-term borrowings from lines of credit as of March 31, 2002 were $2,185,318. The Company maintains lines of credit aggregating $19,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus
1 to 1.5%. The Company is not required to maintain compensating balances on its lines of credit.

On April 11, 2002, the PPUC approved the Company's previously announced two-for-one common stock split. On May 20, 2002, shareholders of record as of May 10, 2002 will receive one additional share for each share held as of the record date.

The permitting process for the Company's pipeline to the Susquehanna River continued during the first quarter of 2002. A problem developed with one of the permits due to the classification of the Company's Lakes as Cold Water Fishes.

The Company believes, and there is evidence to suggest, that the Lakes were misclassified. As a result, on April 16, 2002, the Company filed a petition with the Environmental Quality Board to designate the Lakes and the East Branch of the Codorus Creek as Warm Water Fishes. The results of the petition should be known within a couple of months.

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

The Company is subject to various federal and state regulations concerning water quality and environmental standards. In addition, the water industry is generally dependent on the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant. The Company's profitability also depends on the timeliness of rate relief and numerous factors over which it has little or no control, such as quantity of rainfall, temperature, industrial demand, financing costs, energy rates, and environmental and water quality regulations.

In the coming quarters, the Company expects revenues to remain above prior year as long as the drought situation doesn't worsen. As far as expenses, interest rates are expected to stay low in the near future, health and general insurance costs will continue to exceed prior year, and payroll expenses will increase. Other expenses are projected to be fairly consistent with first quarter and prior year. No major refunds or expenses are expected in the coming quarters of 2002. The Company plans to file for a rate increase in January 2003.

Drought

On February 12, 2002, the Governor issued a drought emergency which continued to be effective through the remainder of the first quarter. The emergency placed mandatory water use restrictions on the Company's service territory. Thus far there has not been a significant impact on operating revenues, but if the drought continues into historically higher water use periods, it could have a material impact on revenue and income in the coming quarters.


Item 6.  Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on February 21, 2002 announcing that its Board of Directors had unanimously approved a two-for-one split of the Company's common stock.

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




                                   THE YORK WATER COMPANY



                                   William T. Morris
                                   Principal Executive Officer

Date:  May 13, 2002





                                   Jeffrey S. Osman
                                   Principal Financial and
                                   Accounting Officer

Date:  May 13, 2002