Form 10-Q
period 2002-06-30
YORK WATER CO
filed 2002-08-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2002         Commission File No. 0-690



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

     Common stock, No par value      6,336,218 Shares outstanding
                                     as of August 2, 2002

                      THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          Balance Sheets

                                      (Unaudited)
                                         As Of          As of
                                     June 30, 2002  Dec. 31, 2001

UTILITY PLANT, at original cost       $123,868,844   $121,109,335
Less-Reserve for depreciation           20,119,326     19,356,553
                                       103,749,518    101,752,782


OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $92,606 in 2002 and $89,392 in 2001       510,163        511,007


CURRENT ASSETS:
Cash and cash equivalents                        -         97,447
Receivables, less reserves of $130,000
 in 2002 and 2001                        2,938,301      2,995,000
Recoverable income taxes                    45,326              -
Materials and supplies, at cost            472,025        449,777
Prepaid expenses                           304,171        229,248
Deferred income taxes                       88,655         88,655
                                         3,848,478      3,860,127

OTHER LONG-TERM ASSETS:
Prepaid pension cost                     2,314,609      2,202,995
Deferred debt expense                      334,307        354,346
Deferred rate case expense                 101,630        144,042
Notes receivable                           882,786      1,121,916
Deferred regulatory assets               2,443,770      1,886,658
Other                                    1,930,856      1,517,619
                                         8,007,958      7,227,576


                                      $116,116,117   $113,351,492

                      THE YORK WATER COMPANY
                          Balance Sheets


                                     (Unaudited)
                                         As Of         As Of
                                    June 30, 2002  Dec. 31, 2001
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares,
 outstanding 6,336,218 shares in
 2002 and 6,308,664 shares in 2001   $ 31,894,035   $ 31,473,194
Earnings retained in the business       4,572,504      4,418,280
                                       36,466,539     35,891,474


LONG-TERM DEBT
1.0% Pennvest Loan, due 2019              671,263        690,343
6.0% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                  4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                               6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                               6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                               5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                               7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                  2,700,000      2,700,000
                                       32,671,263     32,690,343

CURRENT LIABILITIES
Short-term borrowings                   2,490,392      2,000,000
Current portion of long-term debt          38,066         37,877
Accounts payable                        1,204,652        478,423
Dividends payable                         625,729        623,498
Accrued taxes                              20,051        527,674
Advance water revenues                     25,293         25,037
Accrued interest                          678,164        678,163
Other accrued expenses                    431,542        470,545
                                        5,513,889      4,841,217

DEFERRED CREDITS
Customers' advances for construction   17,937,744     17,777,685
Contributions in aid of construction   11,038,201     10,784,143
Deferred income taxes                   9,714,606      8,519,594
Deferred regulatory liabilities           953,679        970,330
Deferred employee benefits              1,820,196      1,876,706
                                       41,464,426     39,928,458

                                     $116,116,117   $113,351,492

                        THE YORK WATER COMPANY
                         Statements of Income

                             (Unaudited)         (Unaudited)
                         Three Months Ended   Six Months Ended
                              June 30              June 30
                         2002       2001      2002       2001

WATER OPERATING REVENUES
Residential           $2,884,107 $2,852,024 $5,651,717 $5,552,567
Commercial and
 industrial            1,370,445  1,337,836  2,662,722  2,573,549
Other                    621,753    573,522  1,241,500  1,132,716
                       4,876,305  4,763,382  9,555,939  9,258,832
OPERATING EXPENSES
Operation and
 maintenance           1,160,122  1,128,927  2,189,936  2,117,819
Administrative and
 general               1,130,658    966,031  2,107,359  1,879,474
Depreciation             415,874    445,326    831,747    887,015
Taxes other than
 income taxes            187,456    188,853    369,759    389,153
                       2,894,110  2,729,137  5,498,801  5,273,461

   Operating Income    1,982,195  2,034,245  4,057,138  3,985,371

INTEREST EXPENSE AND
 OTHER INCOME
Interest on long-term
 debt                    689,914    689,977  1,379,852  1,380,019
Interest on short-term
 debt                     16,026     53,172     31,305    104,348
Allowance for funds used
 during construction     (31,193)   (17,826)   (55,044)  (26,433)
Other income, net       (157,325)   (40,945)   (83,995)  (35,675)
                         517,422    684,378  1,272,118  1,422,259
   Income before income
 taxes                 1,464,773  1,349,867  2,785,020  2,563,112

Federal and state
 income taxes            543,839    493,178    988,639    904,223

   Net Income         $  920,934 $  856,689 $1,796,381 $1,658,889

Basic Earnings Per Share   $0.15      $0.14      $0.28      $0.27
Cash Dividends Per Share   $0.13      $0.13      $0.26      $0.25

                      THE YORK WATER COMPANY

              Statements of Shareholders' Investment





                                                       Earnings
                                                       Retained
                                        Common          in the
                                        Stock          Business


Balance, December 31, 2001            $31,473,194     $4,418,280

   Net Income                                   -      1,796,381

   Cash Dividends                               -     (1,642,157)

   Issuance of common stock under
    dividend reinvestment plan            388,240              -

   Issuance of common stock under
    employee stock purchase plan           32,601              -



Balance, June 30, 2002                $31,894,035     $4,572,504

                      THE YORK WATER COMPANY
                     Statements of Cash Flows

                                     (Unaudited)    (Unaudited)
                                     Six Months     Six Months
                                        Ended          Ended
                                    June 30, 2002  June 30, 2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                            $1,796,381     $1,658,889
Adjustments to reconcile net
 income to net cash provided
 by operating activities
Depreciation                             831,747        887,015
Provision for losses on
 accounts receivable                      65,000         65,000
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                            621,249        642,233
Changes in assets and liabilities:
  (Increase) decrease in accounts
 receivable                               (8,301)           143
  Increase in recoverable income taxes   (45,326)      (148,449)
  Increase in materials and supplies     (22,248)       (39,019)
  Increase in prepaid expenses and
   prepaid pension costs                (186,537)       (45,687)
  Increase (decrease) in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                              633,203       (532,129)
  Decrease in accrued interest and
   taxes                                (507,622)      (144,789)
  (Increase) decrease in other assets   (260,350)       449,867
   Net cash provided by operating
    activities                         2,917,196      2,793,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures             (2,918,075)    (4,082,107)
Customers' advances for construction
 and contributions in aid of
 construction                            414,117        849,759
Decrease (increase) in notes receivable  239,130        (88,949)
   Net cash used in investing
    activities                        (2,264,828)    (3,321,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt             (18,891)       (18,724)
Net borrowings under line-of-credit
 agreements                            490,392        1,690,815
Issuance of common stock under
 dividend reinvestment plan            388,240          340,445
Issuance of common stock under
 employee stock purchase plan           32,601           39,456
Dividends paid                      (1,642,157)      (1,523,769)
   Net cash (used in) provided by
    financing activities              (749,815)         528,223

Net decrease in cash and cash
 equivalents                           (97,447)               -
Cash and cash equivalents at
 beginning of period                    97,447                -

Cash and cash equivalents at
 end of period                      $        -       $        -

Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
  Interest, net of amounts
   capitalized                      $1,354,325       $1,456,087
  Income taxes                         872,037          554,142

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

     Operating results for the three month and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   Basic Earnings Per Share

     Basic earnings per share for the six months ended June 30, 2002 and 2001 were based on weighted average shares outstanding of 6,317,385 and 6,096,868, respectively.

3. As previously mentioned, the Company had a two-for-one stock split this quarter. On May 20, 2002, shareholders of record as of May 10, 2002, received one additional share of common stock for each share held as of the record date. The transaction had no effect on total stockholders' equity. All shares outstanding and per share amounts in this report have been restated to reflect the effect of the stock split.

4. During the second quarter, the Company offset notes receivable in the amount of $388,078 against the related advances for construction based on its determination that the principal recoverable from note holders was less than the recorded amount, and the fact that advances are not fully refundable to the extent that payments are not received on the notes.

                      THE YORK WATER COMPANY

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net income for the second quarter of 2002 was $920,934, an increase of $64,245, or 7.5%, compared to the same period of 2001.

Water operating revenues for the three months ended June 30, 2002 increased $112,923, or 2.4%, compared to the three months ended June 30, 2001. The increase resulted primarily from the 4.2% rate increase approved by the PPUC, effective September 1, 2001. Drought conditions lessened the impact of the rate increase and an increase in customers during the second quarter 2002 compared to second quarter 2001.

Operating expenses for the second quarter of 2002 increased $164,973, or 6.0%, compared to the second quarter of 2001. Higher pension expenses due to lower returns, higher health insurance premiums, shareholder relations expenses, and higher power costs due to a new supplier were the main reasons for the increase. Lower depreciation expense due to longer asset lives, and reduced distribution system maintenance costs partially offset the increase.

Interest on short-term bank loans decreased $37,146, or 69.9%, during the second quarter 2002 compared to the same period in 2001 due to lower interest rates and a reduction in short-term debt outstanding. The average daily short-term debt outstanding for the second quarter 2002 and 2001 was $2,355,536 and $3,665,216, respectively.

Allowance for funds used during construction for the second quarter 2002 increased $13,367, or 75.0%, when compared to second quarter 2001. Capitalized interest on the costs associated with the pipeline to the river project accounts for the increase.

Other income, net increased by $116,380 during the second quarter
2002 compared to second quarter 2001, due to a decrease in supplemental retirement expenses caused by an increase in the discount rate used in the present value calculations.

Federal and state income taxes increased $50,661, or 10.3%, due to an increase in taxable income. The effective tax rate was 37.1% for second quarter 2002 compared with 36.5% for second quarter 2001.


Six Months Ended June 30, 2002 Compared
with Six Months Ended June 30, 2001

Net income for the first half of 2002 was $1,796,381, an increase of $137,492, or 8.3%, compared to the first half of 2001.

Water operating revenues for the year-to-date period ended June 30, 2002 increased $297,107, or 3.2%, compared to the same period in 2001. The increase resulted primarily from the 4.2% rate increase approved by the PPUC, effective September 1, 2001. Drought conditions reduced the impact of the rate increase and the growth in customers in all classifications.

Operating expenses for the first six months of 2002 increased $225,340, or 4.3%, compared to the first six months of 2001. Higher pension expense due to lower returns, higher health insurance premiums, and higher power costs due to a new supplier were the main reasons for the increase. Reduced depreciation and an Educational Improvement Tax Credit partially offset the increase.

Interest on short-term bank loans decreased $73,043, or 70.0%, during the first half of 2002 compared to the same period in 2001 due to lower interest rates and a reduction in short-term debt outstanding. The average daily short-term debt outstanding in 2002 and 2001 was $2,184,611 and $3,386,781, respectively.

Allowance for funds used during construction for 2002 increased
$28,611 when compared to 2001. Capitalized interest on the costs associated with the pipeline to the river project accounts for the increase.

Other income, net increased by $48,320 in 2002 due to a decrease in supplemental retirement expenses caused by an increase in the discount rate used in the present value calculations. This increase was partially offset by increased contributions (some offset by the Educational Improvement Tax Credit mentioned in operating expenses).

Federal and state income taxes increased $84,416, or 9.3%, due to an increase in taxable income. The effective tax rate was 35.5% and 35.3% as of June 30, 2002 and June 30, 2001, respectively.

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

During the first half of 2002, the per capita volume of water sold decreased approximately 5.0% compared to the first half of 2001. The Company does not anticipate a further change in the level of water usage unless the drought worsens, which could have a material impact on future results of operations.

During the first half of 2002, the Company had $2,918,075 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan. The Company anticipates construction expenditures of approximately $6,518,500 for the year 2002, and will finance these expenditures in the same manner as the first half of 2002.

During the first six months of 2002, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 2002 net cash used in investing and financing activities will continue to exceed cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of June 30, 2002, current liabilities exceeded current assets by $1,665,411. Short-term borrowings from lines of credit as of June 30, 2002 were $2,490,392. The Company maintains lines of credit aggregating $19,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus
1 to 1.5%. The Company is not required to maintain compensating balances on its lines of credit.

On April 11, 2002, the PPUC approved the Company's previously announced two-for-one common stock split. On May 20, 2002, shareholders of record as of May 10, 2002 received one additional share for each share held as of the record date.

The permitting process for the Company's pipeline to the Susquehanna River continued during the second quarter of 2002. A problem developed with one of the permits during the first quarter due to the classification of the Company's Lakes as Cold
Water Fishes.

The Company believes, and there is evidence to suggest, that the Lakes were misclassified. As a result, on April 16, 2002, the Company filed a petition with the Environmental Quality Board to designate the Lakes and the East Branch of the Codorus Creek as Warm Water Fishes. While waiting for the results of this petition, the Company solicited bids from engineering firms and has selected a firm to assist with the design work for the project. As of this date, we have not received the results of our petition.

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

In the coming quarters, the Company expects revenues to remain above prior year as long as the drought situation doesn't worsen. As far as expenses, interest rates are expected to stay low in the near future, health and general insurance costs will continue to exceed prior year, depreciation and realty taxes will exceed prior year but will remain consistent with the first half of 2002, and supplemental retirement expenses will be lower than prior year. Other expenses are projected to be fairly consistent with first half and prior year. No major refunds or expenses are expected in the coming quarters of 2002. The Company plans to file for a rate increase in January 2003.

Drought

On February 12, 2002, the Governor issued a drought emergency which continued to be effective through the second quarter. The emergency placed mandatory water use restrictions on the Company's service territory. Thus far the drought has reduced operating revenues some and if the emergency continues into historically higher water use periods, it could have a material impact on revenue and income in the coming quarters.

                      THE YORK WATER COMPANY
                   Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 6, 2002 at the office of the Company, 130 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

    (1) To elect three (3) Directors to three-year terms of office.

The actions taken by the Shareholders concerning the election of Directors are as follows:

       John L. Finlayson  Chloe R. Eichelberger  Thomas C. Norris

For
 election   2,447,267         2,448,439           2,491,996
Shares
 withheld      45,589            44,417              41,717

The following Directors' terms of office continued after the Annual Meeting.

        George W. Hodges                Irvin S. Naylor
        George Hay Kain, III            William T. Morris
        Michael W. Gang                 Jeffrey S. Osman

    (2) To appoint Stambaugh Ness, PC as independent accountants to audit the financial statements of the Company for the year 2002.

The actions taken by the Shareholders concerning the appointment of Stambaugh Ness, PC independent accountants are as follows:

         For Approval                         2,482,265
         Against Approval                         5,786
         Abstaining From Voting                   4,705

Item 6.  Exhibits and Reports on Form 8-K

The Company filed no Form 8-K's during the quarter covered by this report.

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



                                     THE YORK WATER COMPANY


                                     /s/William T. Morris

                                     William T. Morris
                                     Principal Executive Officer

Date:  August 12, 2002


                                     /s/Jeffrey S. Osman

                                     Jeffrey S. Osman
                                     Principal Financial and
                                     Accounting Officer

Date:  August 12, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William T. Morris, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m(a)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     THE YORK WATER COMPANY


                                     /s/William T. Morris

                                     William T. Morris
                                     Chief Executive Officer


Date:  August 12, 2002

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey S. Osman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m(a)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     THE YORK WATER COMPANY


                                     /s/Jeffrey S. Osman

                                     Jeffrey S. Osman
                                     Chief Financial Officer


Date:  August 12, 2002