Form 10-Q
period 2002-09-30
YORK WATER CO
filed 2002-11-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2002    Commission File No. 0-690


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

     Common stock, no par value      6,349,851 Shares outstanding
                                     as of November 8, 2002


                      THE YORK WATER COMPANY

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Balance Sheets

                                    (Unaudited)
                                       As Of         As of
                                  Sept. 30, 2002  Dec. 31, 2001

UTILITY PLANT, at original cost    $125,879,189    $121,109,335
Less-Reserve for depreciation        20,561,366      19,356,553
                                    105,317,823     101,752,782

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of
 $94,213 in 2002 and $89,392 in 2001    509,903         511,007


CURRENT ASSETS:
Cash and cash equivalents                     -          97,447
Receivables, less reserves of
 $130,000 in 2002 and 2001            2,987,008       2,995,000
Materials and supplies, at cost         458,018         449,777
Prepaid expenses                        371,568         229,248
Deferred income taxes                    88,655          88,655
                                      3,905,249       3,860,127


OTHER LONG-TERM ASSETS:
Prepaid pension cost                  2,249,359       2,202,995
Deferred debt expense                   324,288         354,346
Deferred rate case expense               85,016         144,042
Notes receivable                        860,350       1,121,916
Deferred regulatory assets            2,534,813       1,886,658
Other                                 1,955,332       1,517,619
                                      8,009,158       7,227,576


                                   $117,742,133    $113,351,492



                         THE YORK WATER COMPANY
                               Balance Sheets

                                    (Unaudited)
                                       As Of         As Of
                                   Sept. 30, 2002  Dec. 31, 2001
CAPITALIZATION
Common stock, no par value,
 authorized 31,000,000 shares,
 outstanding 6,349,851 shares
 in 2002 and 6,308,664 shares
 in 2001                            $ 32,106,953   $ 31,473,194
Earnings retained in the business      4,864,339      4,418,280
                                      36,971,292     35,891,474

LONG-TERM DEBT
1.0% Pennvest Loan, due 2019             661,687        690,343
6.00% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1995, due 2010                 4,300,000      4,300,000
10.05% Senior Notes, Series C,
 due 2020                              6,500,000      6,500,000
10.17% Senior Notes, Series A,
 due 2019                              6,000,000      6,000,000
9.6% Senior Notes, Series B,
 due 2019                              5,000,000      5,000,000
8.43% Senior Notes, Series D,
 due 2022                              7,500,000      7,500,000
4.40% Industrial Development
 Authority Revenue Refunding Bonds,
 Series 1994, due 2009                 2,700,000      2,700,000
                                      32,661,687     32,690,343

CURRENT LIABILITIES
Short-term borrowings                  2,812,610      2,000,000
Current portion of long-term debt         38,161         37,877
Accounts payable                         889,184        478,423
Dividends payable                        628,820        623,498
Accrued taxes                            245,892        527,674
Advance water revenues                    27,070         25,037
Accrued interest                         494,564        678,163
Other accrued expenses                   502,963        470,545
                                       5,639,264      4,841,217

DEFERRED CREDITS
Customers' advances for construction  18,208,370     17,777,685
Contributions in aid of construction  11,388,580     10,784,143
Deferred income taxes                 10,119,528      8,519,594
Deferred regulatory liabilities          947,143        970,330
Deferred employee benefits             1,806,269      1,876,706
                                      42,469,890     39,928,458

                                    $117,742,133   $113,351,492


                        THE YORK WATER COMPANY
                         Statements of Income

                         (Unaudited)             (Unaudited)
                      Three Months Ended      Nine Months Ended
                         September 30            September 30
<s>                      2002       2001      2002       2001
WATER OPERATING REVENUES <c>        <c>       <c>        <c>
Residential          $3,066,866 $3,019,749 $8,718,583 $8,572,316
Commercial and
 industrial           1,552,230  1,513,943  4,214,952  4,087,492
Other                   657,039    576,592  1,898,539  1,709,308
                      5,276,135  5,110,284 14,832,074 14,369,116
OPERATING EXPENSES
Operation and
 maintenance          1,205,514  1,215,892  3,395,450  3,333,711
Administrative and
 general                973,901    883,234  3,081,260  2,762,708
Depreciation and
 amortization           415,874    291,565  1,247,621  1,178,580
Taxes other than
 income taxes           296,460   (171,078)   666,219    218,075
                      2,891,749  2,219,613  8,390,550  7,493,074

   Operating Income   2,384,386  2,890,671  6,441,524  6,876,042

INTEREST EXPENSE AND
 OTHER INCOME
Interest on long-term
 debt                   689,890    689,984  2,069,742  2,070,003
Interest on short-term
 debt                    20,097     51,580     51,402    155,928
Allowance for funds used
 during construction    (40,729)   (10,022)   (95,773)   (36,455)
Other income, net       (53,105)    78,520   (137,100)    42,845
                        616,153    810,062  1,888,271  2,232,321
   Income before income
    taxes             1,768,233  2,080,609  4,553,253  4,643,721

Federal and state
 income taxes           652,690    716,914  1,641,329  1,621,137

        Net Income   $1,115,543 $1,363,695 $2,911,924 $3,022,584

Basic earnings per share   $.18       $.23       $.46       $.50
Cash dividends per share   $.13       $.13       $.39       $.38

                        THE YORK WATER COMPANY

                Statements of Shareholders' Investment





                                                       Earnings
                                                       Retained
                                        Common          in the
                                        Stock          Business


Balance, December 31, 2001            $31,473,194     $4,418,280

 Net Income                                     -      2,911,924

 Cash Dividends                                 -     (2,465,865)

 Issuance of common stock under
  dividend reinvestment plan              582,569              -

 Issuance of common stock under
  employee stock purchase plan             51,190              -


Balance, September 30, 2002           $32,106,953     $4,864,339


                            THE YORK WATER COMPANY
                           Statements of Cash Flows


                                      (Unaudited)    (Unaudited)
                                      Nine Months    Nine Months
                                         Ended          Ended
                                     Sept.30, 2002  Sept.30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $2,911,924     $3,022,584
Adjustments to reconcile net income
 to net cash provided by operating
 activities
Depreciation                            1,247,621      1,178,581
Provision for losses on accounts
 receivable                                97,500         97,500
Increase in deferred income taxes
 (including regulatory assets and
 liabilities)                             928,592      1,070,001
Changes in assets and liabilities:
  Increase in accounts receivable         (89,508)      (504,859)
  Increase in materials and supplies       (8,241)       (64,614)
  Increase in prepaid expenses and
   prepaid pension costs                 (188,684)       (75,741)
  Increase (decrease) in accounts
   payable, accrued expenses, other
   liabilities and deferred employee
   benefits                               380,097       (769,093)
  Decrease in accrued interest and
   taxes                                 (465,381)      (291,427)
  (Increase) decrease in other assets    (202,676)       462,402
   Net cash provided by operating
   activities                           4,611,244      4,125,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures              (4,957,511)    (5,397,600)
Customers' advances for construction
 and contributions in aid of
 construction                           1,035,122      1,344,669
Decrease (increase) in notes
 receivable                               261,566        (73,792)
   Net cash used in investing
   activities                          (3,660,823)    (4,126,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt              (28,372)       (28,111)
Net borrowings under line-of-credit
 agreements                               812,610        444,054
Issuance of 76,930 shares of common
 stock                                          -      1,796,674
Issuance of common stock under
 dividend reinvestment plan               582,569        520,579
Issuance of common stock under
 employee stock purchase plan              51,190         57,749
Dividends paid                         (2,465,865)    (2,307,816)
   Net cash (used in) provided by
   financing activities                (1,047,868)       483,129

Net (decrease) increase in cash and
 cash equivalents                         (97,447)       481,740
Cash and cash equivalents at
 beginning of period                       97,447              -

Cash and cash equivalents at
 end of period                         $        -     $  481,740

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
  Interest, net of amounts
  capitalized                          $2,204,204     $2,407,349
  Income taxes                            950,777        608,039



                      THE YORK WATER COMPANY

              Notes to Interim Financial Statements




1.   Interim Financial Information

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended 2001.

     Operating results for the three month and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   Basic Earnings Per Share

     Basic earnings per share for the nine months ended September
30, 2002 and 2001 were based on weighted average shares outstanding of 6,323,782 and 6,105,836, respectively.


3. The Company had a two-for-one stock split during the second quarter 2002. On May 20, 2002, shareholders of record as of May 10, 2002, received one additional share of common stock for each share held as of the record date. The transaction had no effect on total stockholders' equity. All shares outstanding and per share amounts were restated to reflect the effect of the stock split.


                      THE YORK WATER COMPANY

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Net income for the third quarter of 2002 was $1,115,543, a decrease of $248,152, or 18.2%, compared to the same period of 2001.

Water operating revenues for the three months ended September 30, 2002, increased $165,851 or 3.2% compared to the three months ended September 30, 2001. The increase resulted primarily from the 4.2% rate increase approved by the Pennsylvania Public Utility Commission (PPUC), effective September 1, 2001. Drought conditions lessened the impact of the rate increase and an increase in customers during the third quarter 2002 compared to third quarter 2001.

Operating expenses for the third quarter of 2002 increased $672,136, or 30.3% compared to the third quarter of 2001. Prior year expenses were substantially reduced by a public utility realty tax refund and lower depreciation expenses handed down from the Commonwealth and the PPUC, respectively. In addition, higher pension expenses due to continued lower plan asset investment returns, higher health insurance premiums, and increased realty taxes caused the remaining increase compared to the three months ended September 30, 2001.

Interest on short-term bank loans decreased $31,483, or 61.0%, during the third quarter 2002 compared to the same period in 2001 due to lower interest rates and a lower outstanding balance for most of the quarter.

Allowance for funds used during construction for the third quarter 2002 increased $30,707 when compared to the third quarter
2001. Capitalized interest on the costs associated with the pipeline to the river project accounts for the increase.

Other income, net, increased by $131,625 during the third quarter
2002 compared to third quarter 2001, due to a decrease in supplemental retirement expenses caused by an increase in the discount rate used in the present value calculations.

Federal and state income taxes decreased $64,224, or 9.0%, due to a decrease in taxable income. The effective tax rate was 36.9% for the third quarter 2002 compared with 34.5% for the third quarter 2001.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Net income for the first three quarters of 2002 was $2,911,924, a decrease of $110,660, or 3.7%, compared to the first three quarters of 2001.

Water operating revenues for the year-to-date period ended September 30, 2002, increased $462,958, or 3.2%, compared to the same period in 2001. The increase resulted primarily from the 4.2% rate increase approved by the PPUC, effective September 1, 2001. Drought conditions reduced the impact of the rate increase and the growth in customers in all classifications.

Operating expenses for the first nine months of 2002 increased $897,476, or 12.0% compared to the first nine months of 2001. A substantial public utility realty tax refund was received in 2001 due to the reapportionment of taxes by the Commonwealth. In addition, asset lives were lengthened in 2001 as part of the rate case settlement with the PPUC which reduced depreciation expenses. These two factors resulted in lower than normal expenses in 2001. Higher pension expenses due to lower investment returns and higher health insurance premiums added to the 2002 increase in expenses compared to 2001.

Interest on short-term bank loans decreased $104,526, or 67.0%, during the first nine months of 2002 compared to the same period in 2001 due to lower interest rates and a reduction in short-term debt outstanding for the majority of the period. The average daily short-term debt outstanding in 2002 and 2001 was $2,370,116 and $3,607,280, respectively.

Allowance for funds used during construction for 2002 increased
$59,318 when compared to 2001. Capitalized interest on the costs associated with the pipeline to the river project accounts for the increase.

Other income, net, increased by $179,945 in 2002 due to a decrease in supplemental retirement expenses caused by an increase in the discount rate used in the present value calculations.

Rate Developments

Within the last several years the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed on March 20,2001, seeking a $2,039,790, or 11.1%, rate increase. Effective September 1, 2001, the PPUC authorized an increase in rates designed to produce approximately $800,000 in additional annual operating revenues, an increase of 4.2%. The Company plans to file its next rate increase in January 2003.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, has no lease obligations, and does not have material transactions involving related parties.

Liquidity and Capital Resources

The Company is not aware of demands, events or uncertainties that will result in a decrease of liquidity or in a material change in the mix and relative cost of capital resources.


During the first three quarters of 2002, the Company per capita volume of water sold decreased approximately 3.4% compared to the first three quarters of 2001. The Company expects the remainder of the year to continue at 3-5% reduced per capita consumption due to the drought.

During the first three quarters of 2002, the Company had $4,957,511 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), and employee stock purchase plan. The Company anticipates construction expenditures of approximately $6,518,500 for the year 2002, and the remaining projected capital expenditures during the fourth quarter, or $1,561,000 will be financed in the same manner as the first three quarters of 2002.


During the first nine months of 2002, net cash used in investing and financing activities exceeded net cash provided by operating activities. The Company anticipates that during the remainder of 2002 net cash used in investing and financing activities will continue to exceed cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of September 30, 2002, current liabilities exceeded current assets by $1,734,015. Short-term borrowings from lines of credit as of September 30, 2002, were $2,812,610. The Company maintains lines of credit aggregating $14,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus 1 to 1.25%. The Company is not required to maintain compensating balances on its lines of credit.

On April 11, 2002, the PPUC approved the Company's previously announced two-for-one common stock split. On May 20, 2002, shareholders of record as of May 10, 2002, received one additional share for each share held as of the record date.

The permitting process for the Company's pipeline to the Susquehanna River continued during the third quarter of 2002. Proposed rule-making has been issued in response to the Company's petition by the Environmental Quality Board to reclassify the lakes as warm water fishes. The issue is now in the public comment stage until November 19, 2002, and will then likely proceed to final rule-making. This rule-making affects only the discharge of water from the Susquehanna River into the lakes. While this process continued, the Environmental Protection Agency and the Susquehanna River Basin Commission both approved the Company's allocation permit to withdraw water from the Susquehanna River. The allocation process now goes to the Federal Energy Regulatory Commission for its approval.

While the permitting process advanced, the engineering phase for the design of the intake, the pumphouse, and the first mile of pipeline proceeded as planned. The engineering is expected to be completed by March 2003.

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

Because of the continuing drought emergency and conservation efforts on the part of customers, the Company anticipates that revenue and net income for the fourth quarter 2002 will be lower than the fourth quarter 2001. Annual net income for 2002 will be lower than in 2001.

Drought

On February 12, 2002, the Governor issued a drought emergency which continued to be effective through the third quarter. The emergency placed mandatory water use restrictions on the Company's service territory. The drought has reduced operating income through the first three quarters (particularly the third quarter). On November 7, 2002, Pennsylvania Governor Schweiker upgraded the state of drought emergency to a state of drought warning within the Company's service territory.

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

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

Item 4.  Controls and Procedures

The Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                      THE YORK WATER COMPANY


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE YORK WATER COMPANY



                                  _/s/ William T. Morris_________
                                  William T. Morris
                                  Principal Executive Officer

Date:  November 11, 2002





                                  _/s/ Jeffrey S. Osman____
                                  Jeffrey S. Osman
                                  Principal Financial and
                                  Accounting Officer

Date:  November 11, 2002



                      THE YORK WATER COMPANY
     SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

     I, William T. Morris, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The York Water Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
         Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  ____11/12/02___________         _/s/_William_T._Morris____
                                       William T. Morris
                                       President and CEO


                      THE YORK WATER COMPANY
     SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

       I, Jeffrey S. Osman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The York Water Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
         Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: ___11/12/02________              _/s/_Jeffrey_S._Osman____
                                        Jeffrey S. Osman
                                        Vice President-Finance


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William T. Morris, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m(a)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     THE YORK WATER COMPANY



                                     _/s/_William_T._Morris______
                                     William T. Morris
                                     Chief Executive Officer


Date:  November 11, 2002


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey S. Osman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m(a)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     THE YORK WATER COMPANY



                                     _/s/_Jeffrey_S._Osman_______
                                     Jeffrey S. Osman
                                     Chief Financial Officer


Date:  November 11, 2002