Form 10-K
period 2002-12-31
YORK WATER CO
filed 2003-03-28
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant is an accelerated filer as defined by rule 12b-2 of the Securities Exchange Act.

              YES     X             NO

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2002 was $104,547,597.

As of March 24, 2003 there were 6,364,803 shares of Common Stock, no par value, outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 2003 Annual
Meeting of Shareholders are incorporated by reference into Part
III.

                            PART I

Item 1.  Business.


The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The
Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, West York, Manchester, Mount Wolf, New Salem, Hallam, Jacobus, Loganville, Yorkana, Seven Valleys, East Prospect, Jefferson, Glen Rock, New Freedom, Railroad, and portions of the Townships of Manchester, East Manchester, West Manchester, North Codorus, Shrewsbury, North Hopewell, Hopewell, Springettsbury, Spring Garden, Conewago, Springfield, York, Hellam, Windsor, Lower Windsor, Dover and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to 2.75 billion gallons of water. The Company's present average daily consumption is 17,901,000 gallons, and its present safe daily yield is 23,000,000 gallons.

The Company's service territory has an estimated population of 153,000. Territory expansion during 2002 included: the completion of three water district main extensions: Green Valley Road and Chestnut Hill Road in York Township and Rohrbaugh Road in North Codorus Township. The Company expects to extend service for two new water districts in Conewago and Springfield Townships. Industry within the Company's service territory is diversified, manufacturing such items as furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning equipment and weight training equipment. Within the area served by the Company there are no competitors.

The permitting process for the Company's pipeline to the Susquehanna River continued throughout 2002. The Company's petition to reclassify Lake Redman as a warm water fishery is in the final rulemaking stage. The Company expects a favorable final ruling in August 2003 and a discharge permit soon after that. This rulemaking affects only the discharge of water from the Susquehanna River into Lake Redman. While this process continued, the Department of Environmental Protection and the Susquehanna River Basin Commission both approved the Company's allocation permit to withdraw water from the Susquehanna River. This allocation process is now with the Federal Energy Regulatory Commission for its approval. The Company has also applied for construction permits and intends to begin construction in June 2003.

The engineering phase for the design of the intake, the pump station, and the first mile of pipeline is expected to be completed by April 2003. The entire project cost is estimated at $18 to $20 million and will be financed through a combination of debt and stock issues. The project is expected to be completed by December 2004.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions. On November 6, 2001, the Governor issued a drought warning, which called for voluntary reductions in water use. On February 12, 2002, the drought warning became a drought emergency which imposed mandatory water use restrictions on our service territory. The drought emergency was upgraded to drought warning on November 7, 2002, then to drought watch on December 19, 2002. The drought reduced operating income for 2002. On January 8, 2003, Governor Schweiker returned the county to a normal state.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential,59%; commercial and industrial, 33%; other, 8%. The Company presently has 89 employees.

During the last five years ended in 2002, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

             2002      2001       2000       1999       1998
Average daily
consumption
(gallons
 per day) 17,901,000 19,734,000 19,542,000 20,928,000 19,488,000
Miles of
 mains at
 year end        731        717        703        696        671
Additional
 distribution
 mains
 installed
 (ft.)         72,121    77,923     67,072    130,262     85,431
Number of
 customers     51,023    50,079     49,195     48,144     47,173
Population
 served       153,000   149,000    146,000    144,000    142,000

During 2002, the per capita volume of water sold declined in all
classes due to the drought.   The Company does not anticipate an
immediate change in the level of water usage which would have a material impact on future results of operations.

The Form 10-K (including financial statements and schedules) may be obtained free of charge by writing to: The York Water Company, 130 E. Market Street, York, Pennsylvania 17401. Copies of exhibits to the Form 10-K will be furnished upon request and the payment of a reasonable fee. The Form 10-K is available on the Company's website at www.yorkwater.com.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Based on an average daily consumption in 2002 of 17,901,000 gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

Clear water reservoirs of the Company which are located in Spring Garden Township adjacent to the filtration plant are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 20,390,000 gallons of clear water. The Company plans to install an additional 500,000 gallon standpipe in 2003.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury Township. There are two one-story concrete block buildings aggregating 26,680 square feet of area. Construction of a third facility at that same location amounting to 3,764 square feet is expected to begin around mid-year 2003 and be completed by the end of the year. Estimated costs of the project are $350,000 which include renovations to one of the older buildings.

The distribution system of the Company has approximately 731 miles of main water lines.

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

                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters.

The information set forth under the caption "Market for Common Stock and Dividends" on page 7 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Highlights of Our
187th Year" of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 2002 Annual Report to Shareholders is incorporated herein by reference.

This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain information relating to the Company's business strategy, including the markets in which it operates, the services it provides, its plans for construction, its expansion of its service territories, the Company's pipeline project to the Susquehanna River, water usage by its customers and its plans to invest in new technologies. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) weather conditions, particularly the amount of rainfall; (ii) the level of commercial and industrial business activity within the Company's service territory; (iii) construction of new housing within the Company's service territory; (iv) governmental regulations affecting the Company's rates and service obligations;(v) obtaining permits for expansion projects; and (vi) general economic and business conditions, including interest rates, which are less favorable than expected. The Company does not intend to update these cautionary statements.

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

The Company is not aware of demands, events or uncertainties that will result in a decrease of liquidity or in a material change in the mix and relative cost of capital resources.

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, has no lease obligations, and does not have material transactions involving related parties.
The Company does not use derivative financial instruments for speculative trading purposes. The Company's operations are exposed to market risks primarily as a result of changes in interest rates and foreign currency exchange rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. Loans granted under these lines bear interest based upon the Prime or LIBOR rate plus 1 to
1.25 percent. The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.

The Company's 4.40% Industrial Development Authority Revenue
Refunding Bonds Series 1994 have a mandatory tender date of May
15, 2004. The 6% Series 1995 bonds have a mandatory tender date of June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements set forth in the 2002 Annual
Report to Shareholders are incorporated herein by reference:

  Balance Sheets as of December 31, 2002 and 2001        Page 12
  Statements of Income for Years Ended December 31,
   2002, 2001 and 2000                                   Page 13
  Statements of Shareholders' Investment for Years
   Ended December 31, 2002, 2001 and 2000                Page 13
  Statements of Cash Flows for Years Ended
   December 31, 2002, 2001 and 2000                      Page 14
  Notes to Financial Statements                          Page 15
  Independent Auditors' Report                           Page 21

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 2002 Annual Report to Shareholders is not deemed to be filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

There were no changes in or disagreements with Stambaugh
Ness, PC on accounting and financial disclosure in connection with its report on the Company's financial statements as of December 31, 2002.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the captions "Voting
Securities and Principal Holders Thereof" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders to be held May 5, 2003 is incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders to be held May 5, 2003 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders to be held May 5, 2003 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2003 Annual Meeting of Shareholders to be held May 5, 2003 is incorporated herein by reference.

Item 14.  Controls and Procedures

Evaluation of the Company's Disclosure and Internal
Controls.

Within 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures and its internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

CEO and CFO Certification

Following the signatures section of this report, there are two separate forms of Certification of the CEO and the CFO. The first form of Certification is required in accordance with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification), and certifies to the accuracy and completeness of this report and the establishment and maintenance of disclosure controls and procedures. The second form of Certification is required in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (the Section 906 Certification) and certifies that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Disclosure and Internal Controls

Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) is accumulated and communicated to the CEO and CFO to allow the required disclosure and that such information is timely reported to the SEC. Internal Controls are procedures designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Conclusions

Based on an evaluation of the Company's Disclosure and Internal Controls, the CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information is made known to the CEO and CFO and our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)(1)    Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form
10-K.

(a)(2)    Financial Statement schedules.


  Schedule                  Schedule                   Page
   Number                 Description                  Number

       II      Valuation and Qualifying Accounts         9

The report of the Company's independent auditors with respect to the financial statement schedule appears on page 8.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

The exhibits are set forth in the Index to Exhibits shown on pages 13, 14 and 15.

(b)       Reports on Form 8-k

The Company filed various Form 8-K's during the fourth quarter of 2002.

On November 8, 2002, the Company filed an 8-K stating that the drought emergency was upgraded to a drought warning for York
County.

On November 12, 2002, the Company filed an 8-K announcing third quarter and nine months earnings for 2002.

On November 18, 2002, the Company announced its sixth consecutive annual dividend increase.

On November 25, 2002, the Company filed an 8-K announcing its intention to file for a rate increase on or after January 2, 2003.


The Company also filed an 8-K subsequent to the fourth quarter of 2002. On January 24, 2003, the Company reported that it had filed for a rate increase.

                       INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of The York Water
Company:


Under date of March 4, 2003, we reported on the balance sheets of The York Water Company as of December 31, 2002 and 2001 and the related statements of income, shareholders' investment, and cash flows for each of the years in the three-year period ended December 31, 2002 as contained in the 2002 annual report to
shareholders   These financial statements and our report thereon
are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as of December 31, 2002, as listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 financial statement schedule based upon our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Stambaugh Ness, PC

March 4, 2003
York, Pennsylvania

                     THE YORK WATER COMPANY

         SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

          FOR THE THREE YEARS ENDED DECEMBER 31, 2002



                      Additions Charged to

                Balance
                at         Costs                       Balance
                Beginning  and       Recov-  Deduc-    At End
                Of Year    Expenses  eries   tions     Of Year


FOR THE YEAR
 ENDED
 DECEMBER 31,
 2002:

Reserve for
 uncollectible
 accounts       $130,000  $90,481  $13,148  $103,629  $130,000

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

                                         THE YORK WATER COMPANY
                                              (Registrant)


Dated:   March  24, 2003       By: /s/ Jeffrey S. Osman
                                       Jeffrey S. Osman
                                       President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey S. Osman       By: /s/ Kathleen M. Miller
    Jeffrey S. Osman                   Kathleen M. Miller
   (Principal Executive           (Principal Financial Officer)
    Officer and Director)

Dated: March  24, 2003         Dated:    March  24, 2003

       Directors:                        Date

By: /s/ William T. Morris                March 24, 2003
    William T. Morris

By: /s/ Irvin S. Naylor                  March 24, 2003
    Irvin S. Naylor

By: /s/ Jeffrey S. Osman                 March 24, 2003
    Jeffrey S. Osman

By: /s/ Chloe Eichelberger               March 24, 2003
    Chloe Eichelberger

By: /s/ John L. Finlayson                March 24, 2003
    John L. Finlayson

By: /s/ George Hay Kain, III             March 24, 2003
    George Hay Kain, III

By: /s/ Michael W. Gang                  March 24, 2003
    Michael W. Gang

By: /s/ George W. Hodges                 March 24, 2003
    George W. Hodges

By: /s/ Thomas C. Norris                 March 24, 2003
    Thomas C. Norris

                      THE YORK WATER COMPANY
     SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

       I, Jeffrey S. Osman, certify that:

       1. have reviewed this annual report on Form 10-K of The
York Water Company;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
       "evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:                                     /s/ Jeffrey S. Osman
                                           Jeffrey S. Osman
                                           President and CEO

                      THE YORK WATER COMPANY
     SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


       I, Kathleen M. Miller, certify that:

       1. have reviewed this annual report on Form 10-K of The
York Water Company;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
       "evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:                                    /s/ Kathleen M. Miller
                                         Kathleen M. Miller
                                         Chief Financial Officer

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

  4.2   Loan Agreement between     Incorporated herein by
        The York Water Company     reference.  Filed previously
        and the Pennsylvania       with the Securities and
        Infrastructure Invest-     Exchange Commission as Exhibit
        ment Authority for         4.2 to the Company's 2000
        $800,000 at 1.00% dated    Form 10-K.
        August 24, 1999

  4.3   Note Agreement Relative    Incorporated herein by
        to the $6,000,000 10.17%   reference.  Filed previously
        Senior Notes, Series A     with the Securities and
        and $5,000,000 9.60%       Exchange Commission as Exhibit
        Senior Notes, Series B     4.5 to the Company's 1989
        dated January 2, 1989      Form 10-K.

  4.4   Note Agreement Relative    Incorporated herein by
        to the $6,500,000 10.05%   reference.  Filed previously
        Senior Notes, Series C     with the Securities and
        dated August 15, 1990      Exchange Commission as Exhibit
                                   4.6 to the Company's 1990 Form
                                   10-K.

  4.5   Note Agreement Relative    Incorporated herein by
        to the $7,500,000 8.43%    reference.  Filed previously
        Senior Notes, Series D     with the Securities and
        dated December 15, 1992    Exchange Commission as
                                   Exhibit 4.7 to the Company's
                                   1992 Form 10-K.


  4.6   Fourth Supplemental        Incorporated herein by
        Acquisition, Financing     reference.  Filed previously
        and Sale Agreement         with the Securities and
        Relative to the            Exchange Commission as
        $2,700,000 4.75% Water     Exhibit 4.8 to the Company's
        Facilities Revenue         Quarterly Report Form 10-Q for
        Refunding Bonds dated      the quarter ended June 30,
        February 1, 1994           1994.


  4.7   Fifth Supplemental         Incorporated herein by
        Acquisition, Financing     reference. Filed
        and Sale Agreement         previously with the
        Relative to the            Securities and Exchange
        $4,300,000 5% Water        Commission as Exhibit
        Facilities Revenue         4.9 to the Company's
        Refunding Bonds dated      Quarterly Report Form
        October 1, 1995            10-Q for the quarter ended
                                   September 30, 1995.

  4.8   Shareholder Rights         Incorporated herein by
        Agreement                  reference.  Filed previously
                                   with the Securities and
                                   Exchange Commission as
                                   Exhibit 1 to Form 8-A dated
                                   January 26, 1999.






  10.1  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed
        Company and Springetts-    previously with the
        bury Township Relative     Securities and Exchange
        to Extension  of Water     Commission as Exhibit
        Mains dated April 17,      10.1 to the Company's
        1985                       1989 Form 10-K.

  10.2  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed
        Company and Windsor        previously with the
        Township Relative to       Securities and Exchange
        Extension of Water Mains   Commission as Exhibit
        dated February 9, 1989     10.2 to the Company's
                                   1989 Form 10-K.

  10.3  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed
        Company and Windsor        previously with the
        Township, Yorkana          Securities and Exchange
        Borough, Modern Trash      Commission as Exhibit
        Removal of York, Inc.      10.3 to the Company's
        and Lower Windsor          1989 Form 10-K.
        Township Relative to
        Extension of Water Mains
        dated July 18, 1989

  10.4  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed
        Company and North Codorus  previously with the
        Township Relative to       Securities and Exchange
        Extension of Water Mains   Commission as Exhibit
        dated September 20, 1989   10.4 to the Company's
                                   1990 Form 10-K.

  10.5  Articles of Agreement      Incorporated herein by
        Between The York Water     reference.  Filed
        Company and York Township  previously with the
        Relative to Extension of   Securities and Exchange
        Water Mains dated December Commission as Exhibit
        29, 1989                   10.5 to the Company's
                                   1990 Form 10-K.





  11  Common Shares Used in        Filed herewith.
      Computing Earnings Per
      Share

  13  2002 Annual Report to        Filed herewith.
      Shareholders

  14  Company Code of Conduct      Filed herewith.

  23  Consent of Independent       Filed herewith.
      Auditors Stambaugh Ness,
      PC

99.1  Certification pursuant to    Filed herewith.
      18 U.S.C. Section 1350, as
      adopted pursuant to Section
      906 of the Sarbanes-Oxley
      Act of 2002.

99.2  Certification pursuant to    Filed herewith.
      18 U.S.C. Section 1350, as
      adopted pursuant to Section
      906 of the Sarbanes-Oxley
      Act of 2002

                          EXHIBIT 11
                    THE YORK WATER COMPANY
               COMMON SHARES USED IN COMPUTING
                     EARNINGS PER SHARE

              2002       2001       2000       1999       1998
Common
shares
outstanding,
beginning
of the year 6,308,663  6,085,466  5,978,182  5,959,444  5,869,564

Weighted
average
shares
issued in
connection
with 2001
stock
subscription        -     39,202          -          -          -

Weighted
average
shares
repurchased
in 1999             -          -          -     (14,784)        -

Weighted
average
shares issued
in connection
with the
Employee Stock
Purchase Plan   1,607      2,650      4,312      3,402      3,130

Weighted
average
shares issued
in connection
with the
Optional
Dividend
Reinvestment
Plan           20,124     25,932     38,856     32,472     29,876
            6,330,394  6,153,250  6,021,350  5,980,534  5,902,570

Shares for all years have been adjusted to reflect the May, 2002 two-for-one stock split.

                         EXHIBIT 13



                    THE YORK WATER COMPANY

             2002 ANNUAL REPORT TO SHAREHOLDERS




The York Water Company's 2002 Annual Report to Shareholders is attached hereto.

                            EXHIBIT 14

THE YORK WATER COMPANY
Policy

Approved by:   Board of Directors       File:  Code of Conduct
Date:          February 24, 2003

Revision:                               Page 1 of 5



                         CODE OF CONDUCT


     The reputation and integrity of The York Water Company (the "Company") are valuable assets that are vital to the Company's success. Each employee and Board member of the Company, including each of the Company's officers, is responsible for conducting the Company's business in a manner that demonstrates a commitment to the highest standards of integrity. No Code of Conduct can replace the thoughtful behavior of an ethical employee or Board member. The purpose of this Code is to focus employees and Board members on areas of ethical risk, provide guidance to help employees and Board members to recognize and deal with ethical issues, provide mechanisms for employees and Board members to report unethical conduct, and foster among employees and Board members a culture of honesty and accountability. Dishonest or unethical conduct or conduct that is illegal will constitute a violation of this Code, regardless of whether such conduct is specifically referenced herein.

     The Company's Board of Directors is ultimately responsible for the implementation of the Code of Conduct. The Board has designated the Secretary to be the compliance officer (the "Compliance Officer") for the implementation and administration of the Code.

     Questions regarding the application or interpretation of the Code of Conduct are inevitable. Employees and Board members should feel free to direct questions to the Compliance Officer. In addition, employees and Board members who observe, learn of, or, in good faith, suspect a violation of the Code, must immediately report the violation to the Compliance Officer, another member of the Company's senior management, or to the Audit Committee of the Board of Directors. Employees and Board members who report violations or suspected violations in good faith will not be subject to retaliation of any kind. Reported violations will be investigated and addressed promptly and will be treated confidentially to the extent possible. A violation of the Code of Conduct may result in disciplinary action, up to and including termination of employment or Board membership.


     Requests for a waiver of a provision of the Code of Conduct must be submitted in writing to the Compliance Officer for appropriate review, and an officer, director or appropriate Board committee will decide the outcome. For conduct involving an executive officer or Board member, only the Board of Directors or the Audit Committee of the Board has the authority to waive a provision of the Code. The Audit Committee must review and approve any "related party" transaction as defined in Item 404(a) of Regulation S-K before it is consummated. In the event of an approved waiver involving the conduct of an officer or Board member, appropriate and prompt disclosure must be made to the Company's shareholders as and to the extent required by listing standards or any other regulation.

THE YORK WATER COMPANY
Policy

Approved by:   Board of Directors       File:  Code of Conduct
Date:          February 24, 2003

Revision:                               Page 1 of 5



                           CODE OF CONDUCT


     Statements in the Code of Conduct to the effect that certain actions may be taken only with "Company approval" will be interpreted to mean that appropriate officers or Board directors must give prior written approval before the proposed action may be undertaken.

     Employees will receive periodic training on the contents and importance of the Code of Conduct and related policies and the manner in which violations must be reported and waivers must be requested. Each officer of the Company will be asked to certify on an annual basis that he/she is in full compliance with the Code of Conduct and related policy statements.

I.  Violations of Law
    A variety of laws apply to the Company and its operations, and some carry criminal penalties. These laws include banking regulations, securities laws, environmental protection laws, and state laws relating to duties owed by corporate directors and officers. Examples of criminal violations of the law include: stealing, embezzling, misapplying corporate or bank funds, using threats, physical force or other unauthorized means to collect money; making a payment for an expressed purpose on the Company's behalf to an individual who intends to use it for a different purpose; or making payments, whether corporate or personal, of cash or other items of value that are intended to influence the judgment or actions of political candidates, government officials or businesses in connection with any of the Company's activities. The Company must and will report all suspected criminal violations to the appropriate authorities for possible prosecution, and will investigate, address and report, as appropriate, non-criminal violations.

II. Conflicts of Interest
    A conflict of interest can occur or appear to occur in a wide variety of situations. Generally speaking a conflict of interest occurs when an employee's or an employee's immediate family's personal interest interferes with, has the potential to interfere with, or appears to interfere with the interests or business of the Company. For example, a conflict of interest could arise that makes it difficult for an employee or Board member to perform corporate duties objectively and effectively where he/she is involved in a competing interest. Another such conflict may occur where an employee or a family member receives a gift,







































THE YORK WATER COMPANY
Policy

Approved by:   Board of Directors       File:  Code of Conduct
Date:          February 24, 2003

Revision:                               Page 1 of 5



                         CODE OF CONDUCT


a unique advantage, or an improper personal benefit as a result of the employee's or Board member's position at the Company.
Because a conflict of interest can occur in a variety of situations, you must keep the foregoing general principle in mind in evaluating both your conduct and that of others.

     Employees and Board members are prohibited from trading in securities while in possession of material inside information. Among other things, trading while in possession of material inside information can subject the employee or Board member to criminal or civil penalties. The Company's Securities Trades Policy is incorporated by reference into this Code.

                  OUTSIDE ACTIVITIES/EMPLOYMENT
    Any outside activity, including employment, should not significantly encroach on the time and attention employees devote to their corporate duties, should not adversely affect the quality or quantity of their work, and should not make use of corporate equipment, facilities, or supplies, or imply (without the Company's approval), the Company's sponsorship or support.
In addition, under no circumstances are employees permitted to compete with the Company, or take for themselves or their family members business opportunities that belong to the Company that are discovered or made available by virtue of their positions at the Company. Employees are prohibited from taking part in any outside employment without the Company's prior approval.

                    CIVIC/POLITICAL ACTIVITIES
 Employees are encouraged to participate in civic, charitable or political activities so long as such participation does not encroach on the time and attention they are expected to devote to their company-related duties. Such activities are to be conducted in a manner that does not involve the Company or its assets or facilities, and does not create an appearance of Company involvement or endorsement.

                        LOANS TO EMPLOYEES
     The Company will not make loans or extend credit guarantees to or for the personal benefit of officers, except as permitted by law. Loans or guarantees may be extended to other employees only with Company approval.

THE YORK WATER COMPANY
Policy

Approved by:   Board of Directors       File:  Code of Conduct
Date:          February 24, 2003

Revision:                               Page 1 of 5



                           CODE OF CONDUCT


III. Fair Dealing
     Each employee should deal fairly and in good faith with the Company's customers, suppliers, regulators, business partners, and others. No employee may take unfair advantage of anyone through manipulation, misrepresentation, inappropriate threats, fraud, abuse of confidential information, or other related conduct.

IV. Proper Use of Company Assets
    Company assets, such as information, materials, supplies, time, intellectual property, facilities, software, and other assets owned or leased by the Company, or that are otherwise in the Company's possession, may be used only for legitimate business purposes. The personal use of Company assets, without Company approval, is prohibited.

V.   Delegation of Authority
     Each employee, and particularly each of the Company's officers, must exercise due care to ensure that any delegation of authority is reasonable and appropriate in scope, and includes appropriate and continuous monitoring. No authority may be delegated to employees who the Company has reason to believe, through the exercise of reasonable due diligence, may have a propensity to engage in illegal activities.

VI. Handling Confidential Information
    Employees and Board members should observe the confidentiality of information that they acquire by virtue of their positions at the Company, including information concerning customers, suppliers, competitors, and other employees, except where disclosure is approved by the Company or otherwise legally mandated. Of special sensitivity is financial information, which should under all circumstances be considered confidential except where its disclosure is approved by the Company, or when it has been publicly available in a periodic or special report for at least two business days.

VII. Handling of Financial Information
     Federal law requires the Company to set forth guidelines pursuant to which the principal executive officer and senior financial employees perform their duties. Employees subject to this requirement include the principal executive officer, the principal financial officer, controller or principal accounting officer, and any person who performs a similar function. However, the Company expects that all employees who participate in the preparation of any part of the Company's financial statements follow these guidelines:







































THE YORK WATER COMPANY
Policy

Approved by:   Board of Directors       File:  Code of Conduct
Date:          February 24, 2003

Revision:                               Page 1 of 5


                           CODE OF CONDUCT


          Act with honesty and integrity, avoiding violations of the code, including actual or apparent conflicts of interest with the Company in personal and professional relationships.

          Disclose to the Compliance Officer any material transaction or relationship that reasonably could be expected to give rise to any violations of the code, including actual or apparent conflicts of interest with the Company.

          Provide the Company's other employees, consultants, and advisors with information that is accurate, complete, objective, relevant, timely, and understandable.

          Endeavor to ensure full, fair, timely, accurate, and understandable disclosure in the Company's periodic reports.

          Comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies. Act in good faith, responsibly, and with due care, competence and diligence, without misrepresenting material facts or allowing your independent judgment to be subordinated.

          Respect the confidentiality of information acquired in the course of your work except where you have Company approval or where disclosure is otherwise legally mandated. Confidential information acquired in the course of your work will not be used for personal advantage.

          Share and maintain skills important and relevant to the Company's needs. Proactively promote ethical behavior among peers in your work environment.
          Achieve responsible use of and control over all assets and resources employed or entrusted to you.

          Record or participate in the recording of entries in the Company's books and records that are accurate to the best of your knowledge.

          The foregoing are set forth as guidelines for the principal executive officer and financial employees, but, are, in fact, statements of mandatory conduct. It is also important to note that Federal law requires that any waiver of, or amendment to the requirements in this Section VII will be subject to public disclosure.

                         EXHIBIT 23



               CONSENT OF INDEPENDENT AUDITOR'S



To the Shareholders and Board of Directors of The York Water
Company:



     We consent to the incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3 as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated March 4, 2003, relating to the balance sheet of The York Water Company as of December 31, 2002, and the related statements of income, shareholders' investment, and cash flows for the year then ended, which report appears in the 2002 annual report to shareholders and is incorporated by reference in the annual report on Form 10-K of The York Water Company.

We also consent to incorporation by reference in the registration statements No. 2-80547 on Form S-3, No. 33-81246 on Form S-3, as amended, and No. 33-26180 on Form S-8, as amended, of The York Water Company of our report dated March 4, 2003 relating to the financial statement schedule as listed in Item 15(a) (2) for the year ended December 31, 2002, which is a part of the Company's December 31, 2002 annual report on Form 10-K, which report appears in such annual report on Form 10-K.


/s/ Stambaugh Ness, PC

York, Pennsylvania
March 24, 2003

                          EXHIBIT 99.1




                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of The York Water
Company on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey S. Osman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m(a)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        THE YORK WATER COMPANY



                                        /s/ Jeffrey S. Osman

                                        Jeffrey S. Osman
                                        Chief Executive Officer

Date: March 24, 2003

                          EXHIBIT 99.2




                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of The York Water
Company on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathleen M. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m(a)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        THE YORK WATER COMPANY



                                        /s/ Kathleen M. Miller

                                        Kathleen M. Miller
                                        Chief Financial Officer
Date:  March 24, 2003