Form 10-Q
period 2003-03-31
YORK WATER CO
filed 2003-05-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                              FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2003               Commission File No. 0-690



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, No par value	         6,379,318 Shares outstanding
                                             as of May 9, 2003

                           THE YORK WATER COMPANY
                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Balance Sheets
                                                  (Unaudited)
                                                     As Of           As of
                                                March 31, 2003  Dec. 31, 2002

UTILITY PLANT, at original cost                  $ 128,078,817  $ 127,117,248
Less-Reserve for depreciation                       21,329,174     20,899,987
                                                   106,749,643    106,217,261



OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of $96,097
  in 2003 and $95,820 in 2002                          509,785        508,297


CURRENT ASSETS:
Receivables, less reserves of $130,000
  in 2003 and 2002                                   2,650,391      2,838,501
Recoverable income taxes                                41,640              -
Materials and supplies, at cost                        490,502        480,573
Prepaid expenses                                       297,508        293,874
Deferred income taxes                                   88,655         88,655
     Total Current Assets                            3,568,696      3,701,603


OTHER LONG-TERM ASSETS:
Prepaid pension cost                                 2,036,609      2,184,108
Deferred debt expense                                  304,250        314,269
Deferred rate case expense                             145,707         92,852
Notes receivable                                       822,188        835,153
Deferred regulatory assets                           2,503,263      2,556,709
Other                                                2,045,912      1,998,135
                                                     7,857,929      7,981,226


                                                  $118,686,053   $118,408,387

                              THE YORK WATER COMPANY
Balance Sheets

                                                  (Unaudited)
                                                     As Of         As Of
                                                March 31, 2003  Dec. 31, 2002
CAPITALIZATION
Common stock, no par value, authorized
  31,000,000 shares, outstanding 6,379,318
  shares in 2003 and 6,364,803 shares in 2002     $ 32,555,170   $ 32,331,176
Earnings retained in the business                    4,783,854      4,885,532
                                                    37,339,024     37,216,708
LONG-TERM DEBT
1.0% Pennvest Loan, due 2019                           642,462        652,087
6.0% Industrial Development Authority Revenue
  Refunding Bonds, Series 1995, due 2010             4,300,000      4,300,000
10.05% Senior Notes, Series C, due 2020              6,500,000      6,500,000
10.17% Senior Notes, Series A, due 2019              6,000,000      6,000,000
9.6% Senior Notes, Series B, due 2019                5,000,000      5,000,000
8.43% Senior Notes, Series D, due 2022               7,500,000      7,500,000
4.40% Industrial Development Authority Revenue
  Refunding Bonds, Series 1994, due 2009             2,700,000      2,700,000
                                                    32,642,462     32,652,087

CURRENT LIABILITIES
Short-term borrowings                                2,639,857      2,737,976
Current portion of long-term debt                       38,353         38,257
Accounts payable                                       547,852        738,723
Dividends payable                                      655,375        653,082
Accrued taxes                                          100,515         28,736
Advance water revenues                                  27,140         28,030
Accrued interest                                       494,564        678,164
Other accrued expenses                                 570,180        591,311
     Total Current Liabilities                       5,073,836      5,494,279

DEFERRED CREDITS
Customers' advances for construction                18,027,461     17,684,840
Contributions in aid of construction                12,190,501     12,193,101
Deferred income taxes                               10,720,724     10,488,787
Deferred regulatory liabilities                        937,918        942,119
Deferred employee benefits                           1,754,127      1,736,466
                                                    43,630,731     43,045,313


                                                  $118,686,053   $118,408,387


                               THE YORK WATER COMPANY

                                Statements of Income


                                       Unaudited)             (Unaudited)
                                   Three Months Ended      Three Months Ended
                                    March 31, 2003            March 31, 2002
WATER OPERATING REVENUES
Residential                            $2,878,634               $2,767,610
Commercial and industrial               1,240,473                1,292,277
Other                                     638,833                  619,747
                                        4,757,940                4,679,634

OPERATING EXPENSES
Operation and maintenance               1,102,026                1,029,814
Administrative and general              1,137,678                  976,701
Depreciation and amortization             444,668                  415,873
Taxes other than income taxes             206,773                  182,303
                                        2,891,145                2,604,691

   Operating Income                     1,866,795                2,074,943


INTEREST EXPENSE AND OTHER INCOME
Interest on long-term debt                689,843                  689,938
Interest on short-term debt                16,465                   15,279
Allowance for funds used during
   Construction                           (50,892)                 (23,851)
Other expense, net                         83,831                   73,330
                                          739,247                  754,696
   Income before income taxes           1,127,548                1,320,247

Federal and state income taxes            369,978                  444,800

                 Net Income             $ 757,570                $ 875,447


Basic Earnings Per Share                    $0.12                    $0.14

Cash Dividends Per Share                    $0.14                    $0.13

<s>                                                              <C
                                 THE YORK WATER COMPANY

                         Statements of Shareholders' Investment








                                                                   Earnings
                                                                   Retained
                                                  Common           in the
                                                   Stock           Business


Balance, December 31, 2002                     $32,331,176        $4,885,532

      Net Income                                                     757,570

      Dividends                                                     (859,248)

      Issuance of common stock under
       dividend reinvestment plan                  203,525

      Issuance of common stock under
       employee stock purchase plan                 20,469


Balance, March 31, 2003                        $32,555,170        $4,783,854

<s>                                                            <C
THE YORK WATER COMPANY
Statements of Cash Flows


                                                 (Unaudited)     (Unaudited)
                                                Three Months    Three Months
                                                    Ended           Ended
                                               March 31, 2003  March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  757,570      $  875,447
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                       444,668         415,873
Provision for losses on accounts receivable         32,500          32,500
Increase in deferred income taxes (including
 regulatory assets and liabilities)                281,182         267,468
Changes in assets and liabilities:
  Decrease in accounts receivable                  155,610         175,865
  Increase in recoverable income taxes             (41,640)
  Increase in materials and supplies                (9,929)        (20,443)
  Decrease (increase) in prepaid expenses
     and prepaid pension costs                     143,865         (34,337)
  (Decrease) increase in accounts payable, accrued
     expenses, other liabilities and deferred employee
     benefits                                     (192,938)        232,825
  Decrease in accrued interest and taxes          (111,821)       (303,145)
  Increase in other assets                         (39,188)       (287,118)
   Net cash provided by operating activities     1,419,879       1,354,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                       (1,029,963)     (1,264,237)
Customers' advances for construction and
 contributions in aid of construction              340,021         419,612
Decrease (increase) in notes receivable             12,965        (161,608)
   Net cash used in investing activities          (676,977)     (1,006,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt                        (9,529)         (9,434)
Net (repayments) borrowings under
   Line-of-credit agreements                       (98,119)        185,318
Issuance of common stock under dividend
   reinvestment plan                               203,525         182,432
Issuance of common stock under employee stock
 purchase plan                                      20,469          15,661
Dividends                                         (859,248)       (820,126)
   Net cash used in financing activities          (742,902)       (446,149)
Net decrease in cash and cash equivalents                          (97,447)
Cash and cash equivalents at beginning of period                    97,447

Cash and cash equivalents at end of period      $        -      $        -

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized          $  841,324      $  863,178
  Income taxes                                      85,417         324,660

                               THE YORK WATER COMPANY

                       Notes to Interim Financial Statements




1.  Interim Financial Information

    The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002.

    Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


2.  Basic Earnings Per Share

    Basic earnings per share for the three months ended March 31, 2003 and 2002 were based on weighted average shares outstanding of 6,367,309 and 6,311,248, respectively.

    Since there are no common stock equivalents, there is no required calculation for diluted earnings per share.

                              THE YORK WATER COMPANY



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Results of Operations


Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002


Net income for the first three months of 2003 was $757,570, a decrease of $117,877 or 13.5%, compared to the same period of 2002.

Water operating revenues for the three months ended March 31, 2003 increased $78,306 or 1.7%, compared to the three months ended March 31, 2002. The increase resulted from an increase of 864 residential customers since the first quarter of 2002. The number of commercial and industrial customers declined slightly for the same period.

Operating expenses for the first three months of 2003 increased $286,454, or 11.0%, compared to the first quarter of 2002. Higher pension expenses due to lower returns, higher health and general insurance premiums, higher depreciation expense due to increased plant investment, and timing differences in the occurrence of expenses were the main reasons for the increase. Reduced water treatment facility maintenance and reduced professional fees partially offset the increase.

Allowance for funds used during construction for 2003 increased $27,041 when compared to 2002. Capitalized interest on the costs associated with the pipeline to the river project and new standpipe construction account for the increase.

Other expense, net increased by $10,501 due to reduced interest income on water district notes partially offset by lower supplemental retirement expenses.

Federal and state income taxes decreased $74,822, or 16.8%, due to a decrease in taxable income. The effective tax rate was 32.8% in 2003 and 33.7% in 2002.

Rate Developments

Within the last several years, the Company has filed applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent rate request was filed by the Company on January 24, 2003, seeking an increase of $2,808,000, or 13.7% increase in rates. The request remains suspended pending further review by the various parties to the case.

                            THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company is not aware of demands, events or uncertainties that will result in a decrease of liquidity or in a material change in the mix and relative cost of capital resources.

During the first quarter of 2003, the per capita volume of water sold for residential and industrial use declined compared to first quarter 2002. The Company anticipates a very slow increase in per capita consumption compared to last year, if there is no drought.

During the first quarter of 2003, the Company had $1,029,963 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan. The Company anticipates construction expenditures of approximately $16,430,000 for the year 2003, and will finance these expenditures in much the same manner as the first quarter of 2003. A debt issue is possible later in the year for additional financing needs.

During the first three months of 2003, net cash used in investing and financing activities equaled net cash provided by operating activities. The Company anticipates that during the remainder of 2003 net cash used in investing and financing activities will again equal net cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, customers' advances, and a possible debt issue are expected to be used to satisfy the need for additional cash.

As of March 31, 2003, current liabilities exceeded current assets by $1,505,140. Short-term borrowings from lines of credit as of March 31, 2003 were $2,639,857. The Company maintains lines of credit aggregating $19,000,000. Loans granted under these lines of credit bear interest based on the prime or Libor rates plus 1 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

The permitting process for the Company's pipeline to the Susquehanna River continued through the first quarter of 2003. The Company's petition to reclassify Lake Redman as a warm water fishery is in the final rulemaking stage. The Company expects a favorable final ruling in August 2003 and a discharge permit soon after that. This rulemaking affects only the discharge of water from the Susquehanna River into Lake Redman. The allocation permitting process remains with the Federal Energy Regulatory Commission for its approval. The Company has also applied for construction permits and intends to begin construction in July 2003.

The engineering phase for the design of the intake, the pump station, and the first mile of pipeline is expected to be completed by May 2003. The entire project cost is estimated at $18 to $20 million and will be financed through a combination of debt and stock issues.

                             THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Off-Balance Sheet Transactions


The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, has no lease obligations, and does not have material transactions involving related parties.


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

In the coming quarters, the Company expects revenues to remain above prior year as long as there is no drought. As far as expenses, health and general insurance costs are expected to exceed prior year, as are pension expenses. Other expenses are projected to be fairly consistent with first quarter and prior year. No major refunds or expenses are expected in the coming quarters of 2003. The Company expects resolution of its current rate filing by September or October 2003.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company does not use derivative financial instruments for speculative trading purposes. The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates

                            THE YORK WATER COMPANY


Item 3.  Quantitative and Qualitative Disclosures About Market Risk (Continued)


to the Company's debt obligations under its lines of credit. Loans granted under these lines bear interest based upon the prime or LIBOR rate plus 1 to
1.25 percent. The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.

The Company's 4.40% Industrial Development Authority Revenue Refunding Bonds Series 1994 have a mandatory tender date of May 15, 2004. The 6% Series 1995 bonds have a mandatory tender date of June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.


Item 4.  Controls and Procedures

The Company's President and Chief Executive Officer along with the Company's Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                            THE YORK WATER COMPANY

	                  Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K


On March 10, 2003, the Company filed a Form 8-K announcing 2002 Earnings.

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

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  ___05/12/03___________	                         /s/ Jeffrey S. Osman
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


Date:  _____05/12/03_______	                   /s/ Kathleen M. Miller
                                                      Kathleen M. Miller
                                                      Chief Financial Officer

                          THE YORK WATER COMPANY


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  THE YORK WATER COMPANY




                                                 /s/ Jeffrey S. Osman
                                                  Jeffrey S. Osman
                                                  Principal Executive Officer

Date:  May 12, 2003




                                                 /s/ Kathleen M. Miller
                                                  Kathleen M. Miller
                                                  Principal Financial and
                                                  Accounting Officer

Date:  May 12, 2003

                                 EXHIBIT INDEX


Exhibit No.                               Name

  99.01	       Certification of Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.02	       Certification of Principal Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 EXHIBIT 99.01

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The York Water company on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey S. Osman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 12 (a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a)); and

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

Date:  May 12, 2003

                                EXHIBIT 99.02

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of The York Water company on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathleen M. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 12 (a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a)); and

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

Date:  May 12, 2003