Form 10-Q
period 2003-06-30
YORK WATER CO
filed 2003-08-11
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549


                              FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2003               Commission File No. 0-690



                        THE YORK WATER COMPANY________________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act), YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

       Common stock, No par value             6,392,442 Shares outstanding
                                              as of August 11, 2003


                             THE YORK WATER COMPANY

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 Balance Sheets

                                                     (Unaudited)
                                                        As Of          As of
                                                   June 30, 2003  Dec. 31, 2002

UTILITY PLANT, at original cost                     $130,011,094    127,117,248
Less-Reserve for depreciation                         21,646,828     20,899,987
                                                     108,364,266    106,217,261

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of $91,649
 in 2003 and $95,820 in 2002                             517,328        508,297


CURRENT ASSETS:
Receivables, less reserves of $130,000
 in 2003 and in 2002                                    2,910,148     2,838,501
Recoverable income taxes                                   39,796             -
Materials and supplies, at cost                           552,527       480,573
Prepaid expenses                                          320,359       293,874
Deferred income taxes                                      88,655        88,655
     Total Current Assets                               3,911,485     3,701,603


OTHER LONG-TERM ASSETS:
Prepaid pension cost                                     1,889,110    2,184,108
Deferred debt expense                                      294,231      314,269
Deferred rate case expense                                 205,318       92,852
Notes receivable                                           829,265      835,153
Deferred regulatory assets                               2,733,376    2,556,709
Other                                                    2,082,125    1,998,135
                                                         8,033,425    7,981,226


                                                      $120,826,504 $118,408,387




                             THE YORK WATER COMPANY
                                 Balance Sheets
                                                   (Unaudited)
                                                      As Of           As Of
                                                  June 30, 2003   Dec. 31, 2002
CAPITALIZATION
Common stock, no par value, authorized
  31,000,000 shares, outstanding 6,392,442
  shares in 2003 and 6,364,803 shares in 2002       $32,780,366     $32,331,176
Earnings retained in the business                     4,972,267       4,885,532
                                                     37,752,633      37,216,708

LONG-TERM DEBT
1.0% Pennvest Loan, due 2019                            632,814         652,087
6.0% Industrial Development Authority Revenue
  Refunding Bonds, Series 1995, due 2010              4,300,000       4,300,000
10.05% Senior Notes, Series C, due 2020               6,500,000       6,500,000
10.17% Senior Notes, Series A, due 2019               6,000,000       6,000,000
9.6% Senior Notes, Series B, due 2019                 5,000,000       5,000,000
8.43% Senior Notes, Series D, due 2022                7,500,000       7,500,000
4.40% Industrial Development Authority Revenue
  Refunding Bonds, Series 1994, due 2009              2,700,000       2,700,000
                                                     32,632,814      32,652,087

CURRENT LIABILITIES
Short-term borrowings                                 3,288,020       2,737,976
Current portion of long-term debt                        38,449          38,257
Accounts payable                                        785,398         738,723
Dividends payable                                       655,756         653,082
Accrued taxes                                            17,240          28,736
Advance water revenues                                   26,700          28,030
Accrued interest                                        678,164         678,164
Other accrued expenses                                  618,055         591,311
     Total Current Liabilities                        6,107,782       5,494,279

DEFERRED CREDITS
Customers' advances for construction                 18,306,142      17,684,840
Contributions in aid of construction                 12,190,501      12,193,101
Deferred income taxes                                11,133,469      10,488,787
Deferred regulatory liabilities                         931,374         942,119
Deferred employee benefits                           _1,771,789       1,736,466
                                                     44,333,275      43,045,313


                                                   $120,826,504    $118,408,387







                             THE YORK WATER COMPANY

                               Statements of Income



                                        (Unaudited)         (Unaudited)
                                     Three Months Ended    Six Months Ended
                                          June 30              June 30_____
                                     2003          2002    2003        2002

WATER OPERATING REVENUES
Residential                       $3,032,814  $2,884,107 $5,911,448 $5,651,717
Commercial and industrial          1,378,640   1,370,445  2,619,113  2,662,722
Other                              __636,220     621,753  1,275,053  1,241,500
                                   5,047,674   4,876,305  9,805,614  9,555,939

OPERATING EXPENSES
Operation and maintenance          1,181,024   1,160,122  2,283,050  2,189,936
Administrative and general           990,372   1,130,658  2,128,050  2,107,359
Depreciation                         444,668     415,874    889,336    831,747
Taxes other than income taxes        217,521   __187,456    424,294    369,759
                                   2,833,585   2,894,110  5,724,730  5,498,801

   Operating Income                2,214,089   1,982,195  4,080,884  4,057,138


INTEREST EXPENSE AND OTHER INCOME
Interest on long-term debt           689,819     689,914  1,379,662  1,379,852
Interest on short-term debt           17,675      16,026     34,140     31,305
Allowance for funds used during
 Construction                        (62,341)    (31,193)  (113,233)   (55,044)
Other income, net                    (28,245)  _(157,325)  __55,586    (83,995)
                                     616,908     517,422  1,356,155  1,272,118

   Income before income taxes      1,597,181   1,464,773  2,724,729  2,785,020

Federal and state income taxes     __547,560     543,839  __917,538    988,639

                 Net Income       $1,049,621   $ 920,934 $1,807,191 $1,796,381


Basic Earnings Per Share.              $0.16       $0.15      $0.28      $0.28

Cash Dividends Per Share               $0.13       $0.13      $0.27      $0.26




                            THE YORK WATER COMPANY

                     Statements of Shareholders' Investment











                                                                     Earnings
                                                                    Retained
                                            Common                    in the
                                             Stock                  Business


Balance, December 31, 2002                $32,331,176              $4,885,532

      Net Income                                                    1,807,191

      Dividends                                                    (1,720,456)

      Issuance of common stock under
       dividend reinvestment plan             408,656

      Issuance of common stock under
       employee stock purchase plan        ____40,534               _________

Balance, June 30, 2003                    $32,780,366              $4,972,267



                            THE YORK WATER COMPANY
                            Statements of Cash Flows


                                                    (Unaudited)     (Unaudited)
                                                     Six Months      Six Months
                                                       Ended           Ended
                                                    June 30, 2003  June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $1,807,191     $1,796,381
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                             889,336        831,747
Provision for losses on accounts receivable               65,000         65,000
Increase in deferred income taxes (including
 regulatory assets and liabilities)                      457,270        621,249
Changes in assets and liabilities:
  Increase in accounts receivable                       (136,647)        (8,301)
  Increase in recoverable income taxes                   (39,796)       (45,326)
  Increase in materials and supplies                     (71,954)       (22,248)
  Decrease (Increase) in prepaid expenses and prepaid
    pension costs                                        268,513       (186,537)
  Increase in accounts payable, accrued
   expenses, other liabilities and deferred employee
   benefits                                              110,086        633,203
  Decrease in accrued interest and taxes                 (11,496)      (507,622)
  Increase in other assets                               (68,938)      (260,350)
   Net cash provided by operating activities           3,268,565      2,917,196


CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                             (3,152,852)    (2,918,075)
Customers' advances for construction and
 contributions in aid of construction                    618,702        414,117
Decrease in notes receivable                           ____5,888        239,130
   Net cash used in investing activities              (2,528,262)    (2,264,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt                             (19,081)       (18,891)
Net borrowings under line-of-credit agreements           550,044        490,392
Issuance of common stock under dividend
 reinvestment plan                                       408,656        388,240
Issuance of common stock under employee stock
 purchase plan                                            40,534         32,601
Dividends                                             (1,720,456)    (1,642,157)
   Net cash used in financing activities                (740,303)      (749,815)

Net decrease in cash and cash equivalents                      -        (97,447)
Cash and cash equivalents at beginning of period        _______-         97,447

Cash and cash equivalents at end of period            $        -     $        -

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized                $1,302,173     $1,354,325
  Income taxes                                           260,334        872,037


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

      Operating results for the three month and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


2.    Basic Earnings Per Share

      Basic earnings per share for the six months ended June 30, 2003 and 2002 were based on weighted average shares outstanding of 6,373,419 and 6,317,385, respectively.

      Since there are no common stock equivalents, there is no required Calculation for diluted earnings per share.

3. As a result of the Company's recently approved rate case on June 26, 2003, and in accordance with SFAS No. 71, $173,940 ($86,970 from the first quarter) in pension expenses were reclassified to regulatory assets during the second quarter of 2003. SFAS No. 71 stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator.
      In accordance with SFAS No. 71, costs are deferred on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts are then recognized in the income statement in the same period that they are reflected in rates charged for water service.

                            THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Forward-looking Information

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements address among other things: various federal and state regulations concerning water quality and environmental standards; the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant; the timeliness of rate relief; quantity of rainfall and temperature; industrial demand; financing costs; energy rates; and environmental and water quality regulations, as well as information contained elsewhere in this report preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," or similar expressions.

The statements are based on a number of assumptions concerning future events, many of which are outside the Company's control. The Company cautions that a number of important factors could cause the actual results to differ materially from those expressed in any forward-looking statements made on behalf of the Company. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net income for the second quarter of 2003 was $1,049,621, an increase of $128,687, or 14.0%, compared to the same period of 2002.

Water operating revenues for the three months ended June 30, 2003 increased $171,369, or 3.5%, compared to the three months ended June 30, 2002. The increase resulted primarily from an increase in total customers since June 30, 2002.

Operating expenses for the second quarter of 2003 decreased $60,525, or 2.1%, compared to the second quarter of 2002. The primary reason for the decrease was lower prepaid pension expense in the amount of $157,000. Higher depreciation expense, higher health and general insurance premiums and higher contractual fees amounting to $97,000 partially offset the decrease.

Allowance for funds used during construction for the second quarter 2003 increased $31,148, or 99.9%, when compared to second quarter 2002. Capitalized interest on the costs associated with the Susquehanna River project accounts for the increase.

                             THE YORK WATER COMPANY






Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations (Continued)

Other income, net decreased by $129,080 during the second quarter 2003 compared to second quarter 2002, due to an increase in supplemental retirement expenses in the amount of $148,000 caused by a decrease in the discount rate provided by our pension actuary and used in the present value calculations. An increase in interest income on water district notes receivable amounting to $33,000 partially offset the decrease.

Six Months Ended June 30, 2003 Compared
with Six Months Ended June 30, 2002

Net income for the first half of 2003 was $1,807,191, an increase of $10,810, or 0.6%, compared to the first half of 2002.

Water operating revenues for the year-to-date period ended June 30, 2003 increased $249,675, or 2.6%, compared to the same period in 2002. The increase resulted primarily from an increase of 804 customers since June 30, 2002 and the distribution surcharge which was collected from all customers during the first half of 2003 for infrastructure improvements.

Operating expenses for the first six months of 2003 increased $225,929, or 4.1%, compared to the first six months of 2002. Higher depreciation, postage, insurance, and property tax expenses in the amount of $164,000 were the main reasons for the increase. Reduced pumping station maintenance and shareholder expenses amounting to $77,000 partially offset the increase.

Allowance for funds used during construction for 2003 increased $58,189, or 105.7%, when compared to 2002. Capitalized interest on the costs associated with the Susquehanna River project accounts for the increase.

Other income, net decreased by $139,581 in 2003 compared to 2002 due to a $133,000 increase in supplemental retirement expenses caused by a decrease in the discount rate provided by our pension actuary and used in the present value calculations. An increase in interest income on water district notes receivable of $15,000 partially offset the decrease.

Federal and state income taxes decreased $71,101 or 7.2%, due to lower taxable income. The effective tax rate was 33.7% for the first half 2003 compared with 35.5% for the first half 2002.

Rate Developments


Within the last several years, the Company has filed written applications for rate increases with the Pennsylvania Public Utility Commission (PPUC) and has been granted rate relief as a result of such requests. The most recent request was filed on January 24, 2003 seeking a $2,808,000 or 13.7% rate increase. Effective June 26, 2003, the PPUC authorized an increase in rates designed to produce approximately $1,725,000 in additional annual operating revenues, an increase of 8.5%. The Company plans to file its next rate increase request on or after March 31, 2004.

                            THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Liquidity and Capital Resources

During the first half of 2003, the Company had $3,152,852 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan. The Company anticipates construction expenditures of approximately $13,275,000 for the second half of 2003, and will finance these expenditures in the same manner as the first half of 2003.

During the first six months of 2003, net cash used in investing and financing activities equaled net cash provided by operating activities. The Company anticipates that during the remainder of 2003 net cash used in investing and financing activities will again equal cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of June 30, 2003, current liabilities exceeded current assets by $2,196,000. Short-term borrowings from lines of credit as of June 30, 2003 were $3,288,000. The Company maintains lines of credit aggregating $21,500,000. Loans granted under these lines of credit bear interest based on the prime or LIBOR rates plus 1 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

The permitting process for the Company's pipeline to the Susquehanna River continued through the first half of 2003. The Company's petition to reclassify Lake Redman from a cold water fishery to a warm water fishery is in the final rulemaking stage. The Company expects a favorable final ruling in October or November 2003 and a discharge permit after the Environmental Protection Agency approval 30-45 days later. This rulemaking affects only the discharge of water from the Susquehanna River into Lake Redman.

Our water allocation permit was recently approved by the Federal Energy Regulatory Commission. We are now waiting for Department of Environmental Protection and York County Conservation District Erosion and Sediment Control Program approval in order to begin construction in late August or early September 2003.


The engineering phase for the design of the intake, the pump station, and the first mile of pipeline is complete. The entire project cost is estimated at $22 million and will be financed through a combination of debt and stock issues.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments for speculative trading purposes. The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. Loans granted under these lines bear interest based upon the prime rate or LIBOR plus 1 to
1.25 percent. The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.


The Company's 4.40% Industrial Development Authority Revenue Refunding Bonds Series 1994 have a mandatory tender date of May 15, 2004. The 6% Series 1995 bonds have a mandatory tender date of June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.



Item 4.  Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            THE YORK WATER COMPANY

                          Part II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of the Shareholders of The York Water Company was convened May 5, 2003 at the Yorktowne Hotel, 48 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:


       (1)  To elect three (3) Directors to three-year terms of office.


The actions taken by the Shareholders concerning the election of Directors are as follows:

                  George Hay Kain III    George W. Hodges     Michael W. Gang

For election          4,825,001             4,842,026            4,487,332
Shares withheld         100,986                83,962              438,656

The following Directors' terms of office continued after the Annual Meeting.

             John L. Finlayson          Irvin S. Naylor
             Chloe R. Eichelberger      William T. Morris
             Thomas C. Norris           Jeffrey S. Osman


(2) To appoint Stambaugh Ness, PC as independent accountants to audit the
(3) financial statements of the Company for the year 2003.


The actions taken by the Shareholders concerning the appointment of Stambaugh Ness, PC independent accountants are as follows:

             For Approval                   4,897,886
             Against Approval                  12,949
             Abstaining From Voting            15,152


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

            31.1 - Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

            31.2 - Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

                             THE YORK WATER COMPANY

                          Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K (Continued)


            32.1 - Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

            32.2 - Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350


   (b) Reports on Form 8-K

           On May 13, 2003, the Company filed a Form 8-K reporting earnings for the first quarter of 2003.

           On May 16, 2003, the Company filed a Form 8-K announcing that a settlement of the rate case was filed with the PPUC.

           On July 7, 2003, the Company filed a Form 8-K announcing the approval of the rate case settlement by the PPUC.

                                  EXHIBIT 31.1
                 CERTIFICATION OF PURSUANT TO RULE 13a - 14(a)


       I, Jeffrey S. Osman, certify that:

I have reviewed this quarterly report on Form 10-Q of The York Water
1.

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

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) {Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986};

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.






Date:  August 11, 2003                                  /S/Jeffrey S. Osman
                                                        Jeffrey S. Osman
                                                        President and CEO

                                  EXHIBIT 31.2
                  CERTIFICATION OF PURSUANT TO RULE 13a - 14(a)


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

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) {Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986};

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.






Date:  August 11, 2003                                 /S/Kathleen M. Miller
                                                       Kathleen M. Miller
                                                       Chief Financial Officer

                            THE YORK WATER COMPANY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    THE YORK WATER COMPANY




                                                    /S/Jeffrey S. Osman
                                                    Jeffrey S. Osman
                                                    Principal Executive Officer

Date:  August 11, 2003




                                                    /S/Kathleen M. Miller
                                                    Kathleen M. Miller
                                                    Principal Financial and
                                                    Accounting Officer

Date:  August 11, 2003

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350



     In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey S. Osman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 12 (a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     THE YORK WATER COMPANY



                                                     /S/Jeffrey S. Osman
                                                     Jeffrey S. Osman
                                                     Chief Executive Officer

Date:  August 11, 2003

                                  EXHIBIT 32.2

                              CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350



     In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathleen M. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

     (3) The Report fully complies with the requirements of Section 12 (a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a)); and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                       THE YORK WATER COMPANY



                                                       /S/Kathleen M. Miller
                                                       Kathleen M. Miller
                                                       Chief Financial Officer

Date:  August 11, 2003






















