Form 10-Q
period 2003-09-30
YORK WATER CO
filed 2003-11-10
CIK 108985

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                              FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2003          Commission File No. 0-690



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

       Common stock, No par value                 6,405,843 Shares outstanding
                                                  as of November 7, 2003


                             THE YORK WATER COMPANY
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                    Balance Sheets
                                                     (Unaudited)
                                                        As Of        As of
                                                 Sept.30, 2003    Dec.31, 2002

UTILITY PLANT, at original cost                  $132,724,724     $127,117,248
Less-Reserve for depreciation                      22,129,823       20,899,987
                                                  110,594,901      106,217,261

OTHER PHYSICAL PROPERTY:
Less-Reserve for depreciation of $92,633
 in 2003 and $95,820 in 2002                          708,011          508,297


CURRENT ASSETS:
Receivables, less reserves of $130,000
 in 2003 and in 2002                                3,360,584        2,838,501
Materials and supplies, at cost                       631,249          480,573
Prepaid expenses                                      367,746          293,874
Deferred income taxes                                  88,655           88,655
     Total Current Assets                           4,448,234        3,701,603


OTHER LONG-TERM ASSETS:
Prepaid pension cost                                2,038,714        2,184,108
Deferred debt expense                                 290,928          314,269
Deferred rate case expense                            166,120           92,852
Notes receivable                                      662,163          835,153
Deferred regulatory assets                          2,876,759        2,556,709
Other                                               2,158,438        1,998,135
                                                    8,193,122        7,981,226


                                                 $123,944,268     $118,408,387



                             THE YORK WATER COMPANY
                                 Balance Sheets
                                                    (Unaudited)
                                                       As Of          As Of
                                                  Sept. 30, 2003  Dec. 31, 2002
CAPITALIZATION
Common stock, no par value, authorized
  31,000,000 shares, outstanding 6,405,843
  shares in 2003 and 6,364,803 shares in 2002        $33,003,459    $32,331,176
Earnings retained in the business                      5,603,498      4,885,532
                                                      38,606,957     37,216,708

LONG-TERM DEBT
1.0% Pennvest Loan, due 2019                             623,142        652,087
6.0% Industrial Development Authority Revenue
  Refunding Bonds, Series 1995, due 2010               4,300,000      4,300,000
10.05% Senior Notes, Series C, due 2020                6,500,000      6,500,000
10.17% Senior Notes, Series A, due 2019                6,000,000      6,000,000
9.6% Senior Notes, Series B, due 2019                  5,000,000      5,000,000
8.43% Senior Notes, Series D, due 2022                 7,500,000      7,500,000
4.40% Industrial Development Authority Revenue
  Refunding Bonds, Series 1994, due 2009               2,700,000      2,700,000
                                                      32,623,142     32,652,087

CURRENT LIABILITIES
Short-term borrowings                                  4,391,506      2,737,976
Current portion of long-term debt                         38,545         38,257
Accounts payable                                       1,208,188        738,723
Dividends payable                                        660,418        653,082
Accrued taxes                                            373,028         28,736
Advance water revenues                                    23,881         28,030
Accrued interest                                         494,564        678,164
Other accrued expenses                                   652,305        591,311
     Total Current Liabilities                         7,842,435      5,494,279

DEFERRED CREDITS
Customers' advances for construction                  18,507,586     17,684,840
Contributions in aid of construction                  12,190,501     12,193,101
Deferred income taxes                                 11,459,285     10,488,787
Deferred regulatory liabilities                          924,911        942,119
Deferred employee benefits                             1,789,451      1,736,466
                                                      44,871,734     43,045,313


                                                    $123,944,268   $118,408,387

                             THE YORK WATER COMPANY

                              Statements of Income

                                                          <C
                                       (Unaudited)          (Unaudited)
                                  Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                     2003      2002        2003        2002

WATER OPERATING REVENUES
Residential                     $3,386,555  $3,066,866  $9,298,003  $8,718,583
Commercial and industrial        1,705,381   1,552,230   4,324,494   4,214,952
Other                              694,130     657,039   1,969,183   1,898,539
                                 5,786,066   5,276,135  15,591,680  14,832,074

OPERATING EXPENSES
Operation and maintenance        1,204,448   1,205,514   3,487,498   3,395,450
Administrative and general       1,065,592     973,901   3,193,642   3,081,260
Depreciation and amortization      444,668     415,874   1,334,004   1,247,621
Taxes other than income taxes      215,324     296,460     639,618     666,219
                                 2,930,032   2,891,749   8,654,762   8,390,550

   Operating Income              2,856,034   2,384,386   6,936,918   6,441,524

INTEREST EXPENSE AND OTHER INCOME
Interest on long-term debt         689,795     689,890   2,069,457   2,069,742
Interest on short-term debt         22,285      20,097      56,425      51,402
Allowance for funds used during
 Construction                      (92,266)    (40,729)   (205,499)    (95,773)
Other income, net                  (55,662)    (53,105)        (76)   (137,100)
                                   564,152     616,153   1,920,307   1,888,271

   Income before income taxes    2,291,882   1,768,233   5,016,611   4,553,253

Federal and state income taxes     797,671     652,690   1,715,209   1,641,329

                 Net Income     $1,494,211  $1,115,543  $3,301,402  $2,911,924


Basic Earnings Per Share             $0.24       $0.18       $0.52       $0.46

Cash Dividends Per Share             $0.13       $0.13       $0.40       $0.39


                             THE YORK WATER COMPANY
                     Statements of Shareholders' Investment


                                                                      <C
                                                                      Earnings
                                                                      Retained
                                                  Common              in the
                                                   Stock              Business


Balance, December 31, 2002                     $32,331,176          $4,885,532

      Net Income                                                     3,301,402

      Dividends                                                     (2,583,436)

      Issuance of common stock under
       dividend reinvestment plan                 610,895

      Issuance of common stock under
       employee stock purchase plan                61,388             _________

Balance, September 30, 2003                   $33,003,459            $5,603,498



                               THE YORK WATER COMPANY
                              Statements of Cash Flows
                                                                  <C
                                                    (Unaudited)    (Unaudited)
                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                  Sept 30, 2003   Sept 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $3,301,402      $2,911,924
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                         1,334,004       1,247,621
Provision for losses on accounts receivable             97,500          97,500
Increase in deferred income taxes (including
 regulatory assets and liabilities)                    633,240         928,592
Changes in assets and liabilities:
  Increase in accounts receivable                     (619,583)        (89,508)
  Increase in materials and supplies                  (150,676)         (8,241)
  Decrease (increase) in prepaid expenses and prepaid
    pension costs                                       71,522        (188,684)
  Increase in accounts payable,
   accrued expenses, other liabilities and
   deferred employee benefits                          586,631         380,097
  Increase (decrease) in accrued interest and taxes    160,692        (465,381)
  Increase in other assets                          __(205,089)       (202,676)
   Net cash provided by operating activities         5,209,643       4,611,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures                           (5,916,499)     (4,957,511)
Customers' advances for construction and
 contributions in aid of construction                  820,146       1,035,122
Decrease in notes receivable                           172,990         261,566
   Net cash used in investing activities            (4,923,363)     (3,660,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long term debt                           (28,657)        (28,372)
Net borrowings under line-of-credit agreements       1,653,530         812,610
Issuance of common stock under dividend
 reinvestment plan                                     610,895         582,569
Issuance of common stock under employee stock
 purchase plan                                          61,388          51,190
Dividends                                           (2,583,436)     (2,465,865)
   Net cash used in financing activities              (286,280)     (1,047,868)

Net decrease in cash and cash equivalents                    -         (97,447)
Cash and cash equivalents at beginning of period             -          97,447
Cash and cash equivalents at end of period          $        -      $        -

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest, net of amounts capitalized              $2,103,797      $2,204,204
  Income taxes                                         379,529         950,777

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

    Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


2.  Basic Earnings Per Share

    Basic earnings per share for the nine months ended September 30, 2003 and 2002 were based on weighted average shares outstanding of 6,379,879 and 6,323,782, respectively.

    Since there are no common stock equivalents, there is no required calculation for diluted earnings per share.

3. As a result of the Company's recently approved rate case on June 26, 2003, and in accordance with SFAS No. 71, $260,910 in pension expenses have been classified as regulatory assets. SFAS No. 71 stipulates generally accepted accounting principles for companies whose rates are established by or are subject to approval by an independent third-party regulator. In accordance with SFAS No. 71, costs are deferred on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts are then recognized in the income statement in the same period that they are reflected in rates charged for water service.

                             THE YORK WATER COMPANY



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Forward-looking Information

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements address among other things: various federal and state regulations concerning water quality and environmental standards; the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant; the timeliness of rate relief; quantity of rainfall and temperature; industrial demand; financing costs; energy rates; consummation of capital markets transactions to finance capital expenditure projects; and environmental and water quality regulations, as well as information contained elsewhere in this report preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," or similar expressions.

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


Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net income for the third quarter of 2003 was $1,494,211, an increase of $378,668, or 33.9%, compared to the same period of 2002.

Water operating revenues for the three months ended September 30, 2003 increased $509,931, or 9.7%, compared to the three months ended September 30, 2002. The increase resulted primarily from the 8.5% rate increase approved by the Pennsylvania Public Utility Commission (PPUC), effective June 26, 2003, and an increase in total customers since September 30, 2002.

Operating expenses for the third quarter of 2003 increased $38,283, or 1.3%, compared to the third quarter of 2002. The primary reasons for the increase were higher depreciation expense, higher health and general insurance premiums and higher contractual fees amounting to $85,000. Emergency source of supply expenses and chemical expenses related to the drought incurred in the 2002 period in the amount of $47,000 partially offset the increase.

                            THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations (Continued)

Allowance for funds used during construction for the third quarter 2003 increased $51,537, or 126.5%, when compared to third quarter 2002.
Capitalized interest on the costs associated with the Susquehanna River project accounts for the increase.

Federal and state income taxes increased $144,981, or 22.2%, due to an increase in taxable income. The effective tax rate was 34.8% for the third quarter of 2003 compared with 36.9% for the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net income for the first three quarters of 2003 was $3,301,402, an increase of $389,478, or 13.4%, compared to the first three quarters of 2002.

Water operating revenues for the year-to-date period ended September 30, 2003 increased $759,606, or 5.1%, compared to the same period in 2002. The increase resulted primarily from an increase of 863 customers since September 30, 2002, the distribution surcharge which was collected from all customers during the first half of 2003 for infrastructure improvements, and the rate increase effective June 26, 2003.

Operating expenses for the first nine months of 2003 increased $264,212, or 3.1%, compared to the first nine months of 2002. Higher depreciation, insurance, rate case expense, contractual fees, and directors' fees in the amount of $261,000 were the primary reasons for the increase. Reduced pumping station maintenance, main maintenance, and realty taxes amounting to $186,000 partially offset the increase.

Allowance for funds used during construction for 2003 increased $109,726, or 114.6%, when compared to 2002. Capitalized interest on the costs associated with the Susquehanna River project accounts for the increase.

Other income, net decreased by $137,024 in 2003 compared to 2002 due to a $158,000 increase in supplemental retirement expenses caused by a decrease in the discount rate provided by our pension actuary and used in the present value calculations. An increase in interest income on water district notes receivable of $30,000 partially offset the decrease.

                            THE YORK WATER COMPANY


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Rate Developments

During the last several years, the Company has filed written applications for rate increases with the PPUC and has been granted rate relief as a result of such requests. The most recent request was filed on January 24, 2003 seeking a $2,808,000 or 13.7% rate increase. Effective June 26, 2003, the PPUC authorized an increase in rates designed to produce approximately $1,725,000 in additional annual operating revenues, an increase of 8.5%. The Company plans to file its next rate increase request in the second quarter of 2004.


Liquidity and Capital Resources

During the first three quarters of 2003, the Company had $5,916,499 of construction expenditures. The Company financed such expenditures through internally generated funds, customers' advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan. The Company anticipates construction expenditures of approximately $4,000,000 for the last quarter of 2003, and will finance these expenditures in the same manner as the first three quarters of 2003.

During the first nine months of 2003, net cash used in investing and financing activities equaled net cash provided by operating activities. The Company anticipates that during the remainder of 2003 net cash used in investing and financing activities will again equal cash provided by operating activities. Borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, and customers' advances are expected to be used to satisfy the need for additional cash.

As of September 30, 2003, current liabilities exceeded current assets by $3,394,000. Short-term borrowings from lines of credit as of September 30, 2003 were $4,392,000. The Company maintains lines of credit aggregating $26,500,000. Loans granted under these lines of credit bear interest at the prime rate or LIBOR plus 1 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

                            THE YORK WATER COMPANY

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Susquehanna River Project Update

The Company received a favorable final ruling from the PPUC regarding its petition to reclassify Lake Redman from a cold water fishery to a warm water fishery. The Company is now waiting for the Environmental Protection Agency to approve the reclassification. Following this approval, a discharge permit will be issued and the construction permit will be amended to include a discharge into Lake Redman.


The Groundbreaking Ceremony for the project was held on August 21, 2003. Construction on both the pumping station and the pipeline began in mid-September. The project is expected to be completed in one year at an estimated cost of $22 million. Susquehanna River pipeline construction expenditures and other capital expenditures are expected to be funded through a $7.3 million tax-exempt bond issue in the first quarter of 2004, a $7.5 million secondary common stock offering in the second quarter of 2004 and a $12 million tax-exempt bond issue in the fourth quarter of 2004. The Company has filed a financing application with the Pennsylvania Economic Development Financing Authority requesting approval to issue tax-exempt bonds to fund the project.


Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, has no lease obligations, and does not have material transactions involving related parties


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                            THE YORK WATER COMPANY


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

         31.1 - Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         31.2 - Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         32.1 - Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

         32.2 - Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350


   (b) Reports on Form 8-K

       On August 11, 2003, the Company filed a Form 8-K for the purpose of furnishing the press release announcing its earnings for the second quarter of 2003.

       On October 9, 2003, the Company filed a Form 8-K reporting that its certified public accountant, Stambaugh Ness, PC, will not be standing for re-appointment following the 2003 audit.

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

Date:  November 10, 2003




                                             /S/Kathleen M. Miller
                                             Kathleen M. Miller
                                             Principal Financial and
                                             Accounting Officer

Date:  November 10, 2003

                                  EXHIBIT 31.1
                                 CERTIFICATIONS
      I, Jeffrey S. Osman, certify that:
      1. I have reviewed this quarterly report on Form 10-Q of The York Water Company;

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



Date:  November 10, 2003                        /S/Jeffrey S. Osman
                                                Jeffrey S. Osman
                                                President and CEO

EXHIBIT 31.2
CERTIFICATIONS


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



Date:  November 10, 2003                        /S/Kathleen M. Miller
                                                Kathleen M. Miller
                                                Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350


    In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey S. Osman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

    (1) The Report fully complies with the requirements of Section 12 (a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                                    /S/Jeffrey S. Osman
                                                    Jeffrey S. Osman
                                                    Chief Executive Officer

Date:  November 10, 2003

                                  EXHIBIT 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350


    In connection with the Quarterly Report of The York Water Company on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathleen M. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, that:

    (1) The Report fully complies with the requirements of Section 12 (a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m (a)); and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






                                                    /S/Kathleen M. Miller
                                                    Kathleen M. Miller
                                                    Chief Financial Officer

Date:  November 10, 2003