Form 10-K
period 2003-12-31
YORK WATER CO
filed 2004-03-12
CIK 108985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

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

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Indicate by check mark whether the registrant is an accelerated filer as defined by rule 12b-2 of the Securities Exchange Act.
YES ☒	NO ☐

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2003 was $115,383,585 .

As of March 12, 2004 there were 6,419,230 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Part II.

Portions of the Proxy Statement for the Company's 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.	Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system to the City of York, the Boroughs of North York, West York, Manchester, Mount Wolf, New Salem, Hallam, Jacobus, Loganville, Yorkana, Seven Valleys, East Prospect, Jefferson, Glen Rock, New Freedom, Railroad, and portions of the Townships of Manchester, East Manchester, West Manchester, North Codorus, Shrewsbury, North Hopewell, Hopewell, Springettsbury, Spring Garden, Conewago, Springfield, York, Hellam, Windsor, Lower Windsor, Dover and Jackson. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to 2.75 billion gallons of water. The Company's present average daily consumption is 17,498,000 gallons, and its present safe daily yield is 23,000,000 gallons.

The Company's service territory has an estimated population of 156,000. Territory expansion during 2003 included: the commencement of main extensions for two new water districts in Conewago and Springfield Townships. The main extensions are expected to be completed in 2004. Industry within the Company's service territory is diversified, manufacturing such items as furniture, electrical machinery, food products, paper, ordnance, textile products, air conditioning equipment and weight training equipment. Within the area served by the Company, there are no competitors.

As an update to the Susquehanna River pipeline project, the Company received approval from the Environmental Protection Agency and the Department of Environmental Protection (DEP) to reclassify Lake Redman from a cold-water fishery to a warm water fishery. The Company is now awaiting DEP approval of a discharge permit, a GP-4 intake permit, and the amended construction permit to build the outfall at Lake Redman.

The Groundbreaking Ceremony for the project was held on August 21, 2003. Construction on both the pumping station and the pipeline began in mid-September. As of the end of January, approximately 24,500 feet, or 31%, of the pipeline has been completed. The pumping station is slightly behind schedule but is not expected to delay the project. The project is expected to be completed by November 2004 at an estimated cost of $22 million. Susquehanna River pipeline construction expenditures and other capital expenditures are expected to be funded through tax-exempt bond issues and a follow-on common stock offering.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 60%; commercial and industrial, 27%; other, 13%. The Company presently has 92 employees.

During the last five years ended in 2003, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

	2003	2002	2001	2000	1999
Average daily consumption (gallons per day)	17,498,000	17,901,000	19,734,000	19,542,000	20,928,000
Miles of mains at year-end	746	731	717	703	696
Additional Distribution mains installed (ft.)	79,988	72,121	77,923	67,072	130,262
Number of Customers	51,916	51,023	50,079	49,195	48,144
Population served	156,000	153,000	149,000	146,000	144,000

During 2003, the per capita volume of water sold declined approximately 3.5%. Some of the decline resulted from continued conservation efforts on the part of our customers following the drought emergency during nine months of 2002. The remainder was due to an extremely wet year. 2003 was the second wettest year in history. Water consumption started to increase during the fourth quarter of 2003 and we anticipate a slow return to historical consumption levels.

Item 2.	Properties.

The accounting and executive offices of the Company are located in two two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, at 124 and 130 East Market Street, York, Pennsylvania.

The Company has two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south. The lower dam is constructed of compacted earth with a concrete core wall and is 660 feet long and 50 feet high and creates a reservoir covering approximately 220 acres containing about 1,150,000,000 gallons of water. About 800 acres surrounding the reservoir are planted with more than 1,200,000 evergreen trees, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt. The upper dam, Lake Redman, is constructed of compacted earth and is 1,000 feet long and 50 feet high and creates a reservoir covering approximately 290 acres containing about 1,600,000,000 gallons of water. About 600 acres surrounding the reservoir are planted with grass, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31,000,000 gallons per day and being capable of filtering 46,500,000 gallons per day for short periods if necessary. Based on an average daily consumption in 2003 of 17,498,000 gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

Clear water reservoirs of the Company, which are located in Spring Garden Township adjacent to the filtration plant, are capable of storing up to 32,000,000 gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 20,890,000 gallons of clear water.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury Township. There are three one-story concrete block buildings aggregating 30,680 square feet of area.

The distribution system of the Company has approximately 746 miles of main water lines. In 2004, the Company plans to construct an addition to the southern repump booster station and construct new booster stations in York Township and at the Susquehanna River.

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

Item 3.	Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption "Market for Common Stock and Dividends" on page 4 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

The Company did not purchase any shares of its common stock during the fourth quarter of 2003.

Item 6.	Selected Financial Data.

The information set forth under the caption "Highlights of Our 188th Year" of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2003 Annual Report to Shareholders is incorporated herein by reference.

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

The Company's liquidity as well as its mix and relative cost of capital resources will change in 2004 due to a switch from short-term financing to long-term financing. The Company plans to have two long-term tax-free debt issues and one follow-on stock offering, which will replace short-term debt used to finance the construction of the pipeline from the Susquehanna River to Lake Redman.

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

The Company does not use derivative financial instruments for speculative trading purposes. The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. Loans granted under these lines bear interest based upon the LIBOR rate plus 1 to 1.25 percent. The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.

The Company's 4.40% Industrial Development Authority Revenue Refunding Bonds Series 1994 have a mandatory tender date of May 15, 2004. The Company intends to remarket this debt issue at interest rates in effect on May 15, 2004. The 6% Series 1995 bonds have a mandatory tender date of June 1, 2005. The Company is required to purchase any unremarketed 1994 and 1995 bonds, despite the rate.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements set forth in the 2003 Annual Report to Shareholders are incorporated herein by reference:

Balance Sheets as of December 31, 2003 and 2002	Page 9
Statements of Income for Years Ended December 31, 2003, 2002 and 2001	Page 10

Statements of Shareholders' Investment for Years Ended
December 31, 2003, 2002 and 2001	Page 10
Statements of Cash Flows for Years Ended
December 31, 2003, 2002 and 2001	Page 11
Notes to Financial Statements	Page 12
Independent Auditor's Report	Page 21

Except for the above financial data and the information specified under Items 5, 6 and 7 of this report, the 2003 Annual Report to Shareholders is not deemed to be filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Stambaugh Ness, PC was previously the principal accountants for The York Water Company. On November 17, 2003 that firm's appointment as principal accountants was terminated and Beard Miller Company LLP was engaged as principal accountants. The decision to change accountants and the selection of the new accountants was made by the Audit Committee of the Registrant's Board of Directors following Stambaugh Ness' decision not to stand for re-election in 2004.

In connection with the audits of the two fiscal years ended December 31, 2002 and the subsequent interim period through November 17, 2003, there were no disagreements with Stambaugh Ness, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Stambaugh Ness, PC on the financial statements of The York Water Company as of and for the years ended December 31, 2002 and 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with accountants on accounting and financial disclosure.

During the years ended December 31, 2002 and 2001 and the subsequent interim periods through November 17, 2003, neither the registrant nor anyone on its behalf consulted Beard Miller Company LLP on any matters of reportable events listed in Item 304 (a)(2)(i) and (ii).

Item 9A.	Controls and Procedures.

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal year or subsequent to 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders to be held May 3, 2004 is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders to be held May 3, 2004 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders to be held May 3, 2004 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The Company had no transactions with management and others, no business relationships regarding directors or nominees, no indebtedness of management, and no transactions with promoters required to be disclosed under Item 404 of the regulations.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption, "Shareholder Approval of Appointment of Independent Public Accountants" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2004 Annual Meeting of Shareholders to be held May 3, 2004 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form 10-K.

(a)(2)	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	10

The report of the Company's independent auditors with respect to the financial statement schedule appears on page 9.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3)	The exhibits are set forth in the Index to Exhibits shown on pages 12, 13, 14 and 15.

(b)	Reports on Form 8-k

The Company filed various Form 8-K's during the fourth quarter of 2003.

On October 9, 2003, the Company filed an 8-K reporting that its certified public accountant, Stambaugh Ness, PC, would not be standing for re-appointment following the 2003 audit.

On November 10, 2003, the Company filed an 8-K announcing third quarter and nine months earnings for 2003.

On November 17, 2003, the Company announced its seventh consecutive annual dividend increase.

On November 19, 2003, the Company filed an 8-K announcing changes in its certifying accountant.

On February 24, 2004, the Company filed an 8-K announcing fourth quarter and annual earnings for 2003.

Independent Auditor’s Report

To the Shareholders and Board of Directors
The York Water Company
York, Pennsylvania

The audit referred to in our report dated February 6, 2004 relating to the financial statements of The York Water Company as of and for the year ended December 31, 2003 incorporated in Item 8 of the Form 10-K by reference to the annual report to shareholders for the year ended December 31, 2003 included the audit of the financial statement schedule listed in Item 15(a) (2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit. The financial statement schedule of The York Water Company for the years ended December 31, 2002 and 2001 was audited by other auditors, which report dated March 4, 2003, expressed an unqualified opinion on that schedule.

In our opinion, the 2003 financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/Beard Miller Company LLP

York, Pennsylvania
February 6, 2004

THE YORK WATER COMPANY

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

		Additions

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance At End of Year

FOR THE YEAR ENDED DECEMBER 31, 2003 Reserve for uncollectible accounts	$130,000	$97,297	$13,793	$111,090	$130,000

FOR THE YEAR ENDED DECEMBER 31, 2002 Reserve for uncollectible accounts	$130,000	$90,481	$13,148	$103,629	$130,000

FOR THE YEAR ENDED DECEMBER 31, 2001 Reserve for uncollectible accounts	$130,000	$89,265	$11,098	$100,363	$130,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 8, 2004	By: /s/ Jeffrey S. Osman
Jeffrey S. Osman
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey S. Osman	By: /s/ Kathleen M. Miller
Jeffrey S. Osman	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Financial Officer)

Dated: March 8, 2004	Dated: March 8, 2004

Directors :	Date:

By: /s/ William T. Morris	March 8, 2004
William T. Morris

By: /s/ Irvin S. Naylor	March 8, 2004
Irvin S. Naylor

By: /s/ Jeffrey S. Osman	March 8, 2004
Jeffrey S. Osman

By: /s/ Chloe Eichelberger	March 8, 2004
Chloe Eichelberger

By: /s/ John L. Finlayson	March 8, 2004
John L. Finlayson

By: /s/ George Hay Kain, III	March 8, 2004
George Hay Kain, III

By: /s/ Michael W. Gang	March 8, 2004
Michael W. Gang

By: /s/ George W. Hodges	March 8, 2004
George W. Hodges

By: /s/ Thomas C. Norris	March 8, 2004
Thomas C. Norris

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
3.1	By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to Form S-3 dated July 1, 1996 (File No. 333-7307).
4.1	Optional Dividend Reinvestment Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as the Prospectus included in Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
4.2	Loan Agreement between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
4.3	Note Agreement Relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
4.4	Note Agreement Relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

4.5	Note Agreement Relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
4.6	Fourth Supplemental Acquisition, Financing and Sale Agreement Relative to the $2,700,000 4.75% Water Facilities Revenue Refunding Bonds dated February 1, 1994	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.8 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1994.
4.7	Fifth Supplemental Acquisition, Financing and Sale Agreement Relative to the $4,300,000 5% Water Facilities Revenue Refunding Bonds dated October 1, 1995	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.9 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1995.
4.8	Shareholder Rights Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 1 to Form 8-A dated January 26, 1999.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township Relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Articles of Agreement Between The York Water Company and Windsor Township Relative to Extension of Water Mains dated February 9, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 1989 Form 10-K.
10.3
Articles of Agreement Between The York Water Company and Windsor Township, Yorkana Borough, Modern Trash Removal of York, Inc. and Lower Windsor Township Relative to Extension of Water Mains dated July 18, 1989
Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's 1989 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.4	Articles of Agreement Between The York Water Company and North Codorus Township Relative to Extension of Water Mains dated September 20, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's 1990 Form 10-K.
10.5	Articles of Agreement Between The York Water Company and York Township Relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
11	Common Shares Used in Computing Earnings Per Share	Filed herewith.
13	2003 Annual Report to Shareholders	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
16	Letter re Change in Certifying Accountant	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 16.1 to the Company's 8-K filed on November 19, 2003.
23	Consent of Independent Auditors Beard Miller Company LLP	Filed herewith.
23.1	Consent of Independent Auditors Stambaugh Ness, PC	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

31.1	Certification pursuant to Rule 13-14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13-14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Report of Independent Auditors Stambaugh Ness, PC	Filed herewith.