Form 10-Q
period 2004-03-31
YORK WATER CO
filed 2004-05-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2004	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

(717) 845-3601
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,430,838 Shares outstanding as of May 3, 2004

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

	(Unaudited)
	As of	As of
	March 31, 2004	Dec. 31, 2003

ASSETS
Utility Plant, at original cost	$146,266,044	$139,695,088
Plant acquisition adjustments	(1,372,401)	(1,380,797)
Reserve for depreciation	(23,045,822)	(22,512,047)

	121,847,821	115,802,244

Other Physical Property:
Less-Reserve for depreciation of $108,467 in 2004
and $104,571 in 2003	657,195	664,982

Current Assets:
Receivables, less reserves of $130,000 in 2004 and 2003	2,998,807	3,163,285
Materials and supplies, at cost	614,123	592,376
Prepaid expenses	353,864	262,980
Deferred income taxes	88,655	88,655

Total Current Assets	4,055,449	4,107,296

Other Long-Term Assets:
Prepaid pension cost	1,688,729	1,836,228
Deferred debt expense	363,668	294,612
Deferred rate case expense	121,131	143,390
Notes receivable	656,141	658,878
Deferred regulatory assets	2,001,554	1,847,406
Other	2,152,738	2,153,422

	6,983,961	6,933,936

Total Assets	$133,544,426	$127,508,458

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets

	(Unaudited)
	As of	As of
	March 31, 2004	Dec. 31, 2003

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock, no par value, authorized 31,000,000 shares,	$33,468,717	$33,234,985
issued and outstanding 6,430,838 shares in 2004
and 6,419,230 shares in 2003
Preferred stock, authorized 500,000 shares, no shares issued	-	-
Earnings retained in the business	6,467,937	5,821,544

	39,936,654	39,056,529

Long-Term Debt:
1.0% Pennvest Loan, due 2019	642,462	652,086
6.0% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	4,300,000	4,300,000
10.05% Senior Notes, Series C, due 2020	6,500,000	6,500,000
10.17% Senior Notes, Series A, due 2019	6,000,000	6,000,000
9.6% Senior Notes, Series B, due 2019	5,000,000	5,000,000
8.43% Senior Notes, Series D, due 2022	7,500,000	7,500,000
4.40% Industrial Development Authority Revenue
Refunding Bonds, Series 1994, due 2009	2,700,000	2,700,000

Total long-term debt	32,642,462	32,652,086
Less current maturities	(2,738,738)	(2,738,641)

Long-term portion	29,903,724	29,913,445

COMMITMENTS AND CONTINGENT LIABILITIES

CURRENT LIABILITIES:
Short-term borrowings	9,780,586	7,153,119
Current portion of long-term debt	2,738,738	2,738,641
Accounts payable	2,889,155	1,743,094
Dividends payable	717,446	718,540
Accrued taxes	619,068	361,936
Advance water revenues	37,136	26,435
Accrued interest	494,564	678,164
Deferred regulatory liabilities	88,655	88,655
Other accrued expenses	517,850	538,662

Total Current Liabilities	17,883,198	14,047,246

DEFERRED CREDITS:
Customers' advances for construction	19,167,598	18,445,063
Contributions in aid of construction	12,775,799	12,776,288
Deferred income taxes	10,019,936	9,412,313
Deferred investment tax credits	1,154,583	1,165,892
Deferred regulatory liabilities	824,831	830,523
Deferred employee benefits	1,878,103	1,861,159

	45,820,850	44,491,238

Total Capitalization and Liabilities	$133,544,426	$127,508,458

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003

WATER OPERATING REVENUES:
Residential	$3,304,415	$2,878,634
Commercial and industrial	1,369,667	1,240,473
Other	689,283	638,833

	5,363,365	4,757,940

OPERATING EXPENSES:
Operation and maintenance	1,171,227	1,102,026
Administrative and general	1,134,915	1,137,678
Depreciation and amortization	473,935	444,668
Taxes other than income taxes	230,005	206,773

	3,010,082	2,891,145

Operating income	2,353,283	1,866,795

OTHER INCOME (EXPENSES):
Interest on long-term debt	(689,747)	(689,843)
Interest on short-term debt	(41,717)	(16,465)
Allowance for funds used during construction	203,391	50,892
Gain on sale of land	743,195	-
Other expense, net	(55,598)	(83,831)

	159,524	(739,247)

Income before income taxes	2,512,807	1,127,548

Federal and state income taxes	935,626	369,978

Net income	$1,577,181	$757,570

Basic Earnings Per Share	$0.25	$0.12

Cash Dividends Per Share	$0.145	$0.135

The accompanying notes are an integral part of these statements.

Page 4

THE YORK WATER COMPANY

Statements of Shareholders' Investment

		Earnings
		Retained
	Common	In The
	Stock	Business

Balance, December 31, 2003	$33,234,985	$5,821,544

Net income		1,577,181

Dividends		(930,788)

Issuance of common stock under dividend reinvestment plan	212,936

Issuance of common stock under employee stock purchase plan	20,796

Balance, March 31, 2004	$33,468,717	$6,467,937

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,577,181	$757,570
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(743,195)	-
Depreciation and amortization	473,935	444,668
Provision for losses on accounts receivable	32,500	32,500
Increase in deferred income taxes (including regulatory
assets and liabilities)	436,474	281,182
Changes in assets and liabilities:
Decrease in accounts receivable	131,978	155,610
Increase in recoverable income taxes	-	(41,640)
Increase in materials and supplies	(21,747)	(9,929)
Decrease in prepaid expenses and prepaid pension costs	56,615	143,865
Increase (decrease) in accounts payable, accrued expenses,
other liabilities and deferred employee benefits	287,173	(195,231)
Increase (decrease) in accrued interest and taxes	73,532	(111,821)
Increase in other assets	(45,992)	(39,188)

Net cash provided by operating activities	2,258,454	1,417,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of temporary investments	(314,245)	-
Maturities of temporary investments	314,245	-
Construction expenditures	(5,694,951)	(1,029,963)
Proceeds from sale of land	792,021	-
Customers' advances for construction and
contributions in aid of construction	722,046	340,021
Decrease in notes receivable	2,737	12,965

Net cash used in investing activities	(4,178,147)	(676,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(9,624)	(9,529)
Net borrowings (repayments) under line-of-credit agreements	2,627,467	(98,119)
Issuance of common stock under dividend reinvestment plan	212,936	203,525
Issuance of common stock under employee stock purchase plan	20,796	20,469
Dividends paid	(931,882)	(856,955)

Net cash provided by (used in) financing activities	1,919,693	(740,609)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for: Interest, net of amounts capitalized	$707,165	$841,324
Income taxes	204,737	85,417

Supplemental schedule of non cash investing and financing activities:
accounts payable includes $2,071,332 in 2004 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements

1.	Interim Financial Information

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2003.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended March 31, 2004 and 2003 were based on weighted average shares outstanding of 6,421,239 and 6,367,309, respectively.

Since there are no common stock equivalents, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

The Company has capital commitments with regard to its Susquehanna River Pipeline Project to its pipe supplier, subcontractor, and engineer on the project. Of the total committed of approximately $20.7 million, $12.8 million remains to be incurred as of March 31, 2004.

5.	Pensions

Components of Net periodic Pension Cost

Three months ended March 31,	2004	2003

Service Cost	$125,880	$95,595
Interest Cost	247,290	220,301
Expected return on plan assets	(228,958)	(208,212)
Amortization of loss	32,570	32,981
Amortization of prior service cost	97,178	7,834
Increase in deferred regulatory assets	(213,431)	-

Net periodic pension expense	$60,529	$148,499

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $327,000 to its pension plans in 2004. As of March 31 2004, no contributions have been made. The Company presently anticipates contributing no less than $242,116 to fund its pension plans in 2004.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement

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

Results of Operations

Three Months Ended March 31, 2004 Compared
With Three Months Ended March 31, 2003

Net income for the first three months of 2004 was $1,577,181, an increase of $819,611 or 108.2%, compared to net income of $757,570 for the same period of 2003. Higher after-tax operating revenues of approximately $380,000 and an after-tax gain on the sale of land of approximately $467,000 were the primary contributing factors.

Water operating revenues for the three months ended March 31, 2004 increased $605,524 or 12.7%, from $4,757,940 for the three months ended March 31, 2003 to $5,363,365 for the corresponding 2004 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. An 8.5% rate increase effective June 26, 2003 accounted for approximately $420,000, or 69.4%, of the increase in water operating revenues in the first quarter of 2004. The average number of customers on our service increased in the first quarter of 2004 by 933 to 52,054 as compared to 51,121 for the same period in 2003. This increase in customers, along with increased usage by our existing customers resulted in increased consumption in the first quarter of 2004 as compared to the corresponding 2003 period. During the first quarter of 2004, the total per capita volume of water sold increased 3.5% compared to the first quarter of 2003. Per capita consumption is highly dependent on weather conditions and is difficult to project. Historically, first quarter consumption is lower than each of the other three quarters. The Company expects this to be the case in 2004 as well.

Operating expenses for the first three months of 2004 increased $118,937, or 4.1%, from $2,891,145 for the first quarter of 2003 to $3,010,082 for the corresponding 2004 period. Higher depreciation expense of approximately $29,000 due to increased plant investment, higher health insurance premiums of approximately $22,000, higher contractual fees of approximately $25,000, and increased miscellaneous maintenance expenses for meter upgrades, hydrant repair parts, and phone and radio system repairs in the amount of approximately $49,000 were the main reasons for the increase. Capital stock taxes also increased by approximately $16,000 and will continue to rise over prior year levels due to a projected increase in the number of shares of common stock outstanding during the second half of 2004. Reduced pension costs partially offset the increase of expenses by approximately $87,000.

Interest expense on short-term debt for the first quarter of 2004 was $25,252, or 153.4%, higher than the same period in 2003 due to an increase in short-term borrowings. The average short-term debt outstanding was $7,769,032 for the first three months of 2004 and $2,945,482 for the first three months of 2003.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Allowance for funds used during construction for 2004 increased $152,499 from $50,892 in the first quarter of 2003 to $203,391 in the 2004 period. An increase in capitalized interest on the pipeline to the river project of approximately $124,000 accounted for the majority of the increase.

A gain of $743,195 was recorded in the first quarter of 2004 for the sale of land. No other land sales or other unusual events are planned at this time. As a result, additional earnings such as these should not be expected in the ensuing quarters.

Other expense, net decreased by $28,233, or 33.7%, in the first quarter of 2004 as compared to the same period of 2003 primarily due to an increase in interest income on water district notes of approximately $23,000.

Federal and state income taxes increased by $565,648, or 152.9%, due to an increase in taxable income. The effective tax rate was 37.2% in the first quarter of 2004 and 32.8% in the first quarter of 2003.

Rate Developments

From time to time the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 28, 2004, seeking an increase of $4,869,970, which would represent a 22.1% increase in rates. The request is currently under review by the various parties to the case. Any rate increase approved by the PPUC will be effective not later than January 27, 2005.

Liquidity and Capital Resources

As of March 31, 2004, current liabilities exceeded current assets by $13,827,749. The increase was due to increased payables and short-term borrowings primarily related to the Susquehanna River Pipeline Project and the classification of $2.7 million of debt from long-term to short-term. Short-term borrowings from lines of credit as of March 31, 2004 were $9,780,586. The Company maintains lines of credit aggregating $26,500,000. Loans granted under these lines of credit bear interest at the LIBOR rate plus 1 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

During the first three months of 2004, net cash used in investing and provided by financing activities equaled net cash provided by operating activities due to the use of the cash management facility. The Company anticipates that during the remainder of 2004, the same situation will occur. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends) and employee stock purchase plan, customer advances, and long-term debt and stock issuances will be used to satisfy the need for additional cash.
During the first quarter of 2004, the Company sold a parcel of land which provided cash of $792,021. This unusual event is not likely to recur in the foreseeable future and can not be relied upon for future liquidity.

During the first quarter of 2004, the Company incurred $6,560,672 of construction expenditures. Approximately $4,900,000, or 74.7%, of the expenditures were for the Susquehanna River Pipeline Project. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, and proceeds from the issuance of common stock under its dividend reinvestment plan and employee stock purchase plan. The Company anticipates construction expenditures for the remainder of 2004 of approximately $22,000,000. The Company plans to finance future expenditures using the same sources as it did in the first quarter of 2004 supplemented by additional debt and stock issuances.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources (continued)

On April 1, 2004 the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $7,300,000 aggregate principal amount of Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004 for the benefit of the Company. The PEDFA then loaned the proceeds of the offering to the Company pursuant to a loan agreement. The loan agreement provides for a $4,950,000 loan bearing interest at 5.00% and a $2,350,000 loan bearing interest at 4.05%. The bonds and the related loans will mature on April 1, 2016. The loan agreement contains various covenants and restrictions. We believe that we are currently in compliance with all of these restrictions. The bonds were issued as part of the financing plan for the Susquehanna River Pipeline Project. The proceeds, net of issuance costs, were used to pay down short-term borrowings related to the Project.

The Company is currently planning a follow-on common stock offering in the third quarter of 2004 to raise approximately $7.5 million and a $12 million tax-free bond issuance in the fourth quarter. The proceeds of each of the offerings are anticipated to be used to pay off the remaining short-term debt incurred to finance the Susquehanna River Pipeline Project.

The Company's 4.40% Industrial Development Authority Revenue Refunding Bonds, Series 1994, have a mandatory tender date of May 15, 2004. The bonds will be remarketed and the interest rate redetermined to 3.60% on May 17, 2004. Under the terms of the bonds, existing bond holders may elect to retain their bonds at the 3.60% interest rate. All bonds not retained by current bond holders have been remarketed. The newly issued bonds will mature on May 15, 2009.

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

Susquehanna River Pipeline Project Update

During the first quarter of 2004, the Company received Department of Environmental Protection approval of a discharge permit, a GP-4 intake permit, and the amended construction permit to build the outfall at Lake Redman. The wet well for the pumping station was completed April 23, 2004. A micro-tunneling machine will now begin to tunnel out into the river. As of the end of April, approximately 59,000 feet, or 76%, of the pipeline has been completed. The Project is expected to be completed by December 2004 at an estimated cost of $23 million. Projected pipeline construction expenditures and other capital expenditures are expected to be funded through internally generated funds, customer advances, short-term borrowings, tax-exempt bond issues and a follow-on common stock offering as previously disclosed.

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

The Company does not use derivative financial instruments.  The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  Loans granted under these lines bear interest based upon the prime rate or LIBOR plus 1 to 1.25 percent.  The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.

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

Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K
(a) The following exhibits are attached to this report
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
On February 24, 2004, the Company furnished a Current Report on Form 8-K relating to the press release announcing its fourth quarter and annual earnings for 2003.
On March 16, 2004, the Company filed a Current Report on Form 8-K relating to the Company’s Standard & Poor's credit rating and to the Company's proposed bond issuances.

THE YORK WATER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

/s/ Jeffrey S. Osman
Date: May 7, 2004	Jeffrey S. Osman Principal Executive Officer

/s/ Kathleen M. Miller
Date: May 7, 2004	Kathleen M. Miller Principal Financial and Accounting Officer

