Form 10-Q
period 2004-06-30
YORK WATER CO
filed 2004-08-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2004	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,859,689 Shares outstanding as of August 2, 2004

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

	(Unaudited)
	As of	As of
	June 30, 2004	Dec. 31, 2003

ASSETS
Utility Plant, at original cost	$155,048,175	$139,695,088
Plant acquisition adjustments	(1,364,005)	(1,380,797)
Reserve for depreciation	(23,478,188)	(22,512,047)

	130,205,982	115,802,244

Other Physical Property:
Less-Reserve for depreciation of $112,363 in 2004
and $104,571 in 2003	679,855	664,982

Current Assets:
Receivables, less reserves of $130,000 in 2004 and 2003	3,204,494	3,163,285
Recoverable income taxes	143,888	-
Materials and supplies, at cost	721,342	592,376
Prepaid expenses	485,678	262,980
Deferred income taxes	88,655	88,655

Total Current Assets	4,644,057	4,107,296

Other Long-Term Assets:
Prepaid pension cost	1,288,308	1,836,228
Deferred debt expense	304,575	294,612
Deferred rate case expense	199,375	143,390
Notes receivable	825,038	658,878
Deferred regulatory assets	2,422,532	1,847,406
Other	2,189,572	2,153,422

	7,229,400	6,933,936

Total Assets	$142,759,294	$127,508,458

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets

	(Unaudited)
	As of	As of
	June 30, 2004	Dec. 31, 2003

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock, no par value, authorized 31,000,000 shares,	$33,702,313	$33,234,985
issued and outstanding 6,444,689 shares in 2004
and 6,419,230 shares in 2003
Preferred stock, authorized 500,000 shares, no shares issued	-	-
Earnings retained in the business	6,585,159	5,821,544

	40,287,472	39,056,529

Long-Term Debt:
1.0% Pennvest Loan, due 2019	632,814	652,086
6.0% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	4,300,000	4,300,000
10.05% Senior Notes, Series C, due 2020	6,500,000	6,500,000
10.17% Senior Notes, Series A, due 2019	6,000,000	6,000,000
9.6% Senior Notes, Series B, due 2019	5,000,000	5,000,000
8.43% Senior Notes, Series D, due 2022	7,500,000	7,500,000
3.6% Industrial Development Authority Revenue
Refunding Bonds, Series 1994, due 2009	2,700,000	2,700,000
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350,000	-
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950,000	-

Total long-term debt	39,932,814	32,652,086
Less current maturities	(4,338,835)	(2,738,641)

Long-term portion	35,593,979	29,913,445

COMMITMENTS AND CONTINGENT LIABILITIES

CURRENT LIABILITIES:
Short-term borrowings	10,017,924	7,153,119
Current portion of long-term debt	4,338,835	2,738,641
Accounts payable	3,026,716	1,743,094
Dividends payable	719,913	718,540
Accrued taxes	81,715	361,936
Advance water revenues	33,232	26,435
Accrued interest	755,421	678,164
Deferred regulatory liabilities	88,655	88,655
Other accrued expenses	504,319	538,662

Total Current Liabilities	19,566,730	14,047,246

DEFERRED CREDITS:
Customers' advances for construction	19,877,237	18,445,063
Contributions in aid of construction	12,843,798	12,776,288
Deferred income taxes	10,740,128	9,412,313
Deferred investment tax credits	1,143,274	1,165,892
Deferred regulatory liabilities	817,104	830,523
Deferred employee benefits	1,889,572	1,861,159

	47,311,113	44,491,238

Total Capitalization and Liabilities	$142,759,294	$127,508,458

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income

	(Unaudited)		(Unaudited)
	Three Months		Six Months
	Ended June 30		Ended June 30

	2004	2003	2004	2003

WATER OPERATING REVENUES:
Residential	$3,341,538	$3,032,814	$6,645,953	$5,911,448
Commercial and industrial	1,472,637	1,378,640	2,842,304	2,619,113
Other	683,787	636,220	1,373,070	1,275,053

	5,497,962	5,047,674	10,861,327	9,805,614

OPERATING EXPENSES:
Operation and maintenance	1,251,669	1,181,024	2,422,896	2,283,050
Administrative and general	1,170,845	990,372	2,305,760	2,128,050
Depreciation and amortization	473,935	444,668	947,870	889,336
Taxes other than income taxes	235,761	217,521	465,766	424,294

	3,132,210	2,833,585	6,142,292	5,724,730

Operating income	2,365,752	2,214,089	4,719,035	4,080,884

OTHER INCOME (EXPENSES):
Interest on long-term debt	(766,981)	(689,819)	(1,456,728)	(1,379,662)
Interest on short-term debt	(32,271)	(17,675)	(73,988)	(34,140)
Allowance for funds used during construction	239,679	62,341	443,070	113,233
Gain on sale of land	-	-	743,195	-
Other (expense) income, net	(182,813)	28,245	(238,411)	(55,586)

	(742,386)	(616,908)	(582,862)	(1,356,155)

Income before income taxes	1,623,366	1,597,181	4,136,173	2,724,729

Federal and state income taxes	573,576	547,560	1,509,202	917,538

Net income	$1,049,790	$1,049,621	$2,626,971	$1,807,191

Basic Earnings Per Share	$0.16	$0.16	$0.41	$0.28

Cash Dividends Per Share	$0.145	$0.135	$0.290	$0.270

The accompanying notes are an integral part of these statements.

Page 4

THE YORK WATER COMPANY

Statements of Shareholders' Investment
(Unaudited)

		Earnings
		Retained
	Common	In The
	Stock	Business

Balance, December 31, 2003	$33,234,985	$5,821,544

Net income		2,626,971

Dividends		(1,863,356)

Issuance of common stock under dividend reinvestment plan	425,207

Issuance of common stock under employee stock purchase plan	42,121

Balance, June 30, 2004	$33,702,313	$6,585,159

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,626,971	$1,807,191
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(743,195)	-
Depreciation and amortization	947,870	889,336
Provision for losses on accounts receivable	65,000	65,000
Increase in deferred income taxes (including regulatory
assets and liabilities)	716,652	457,270
Changes in assets and liabilities:
Increase in accounts receivable	(106,209)	(136,647)
Increase in recoverable income taxes	(143,888)	(39,796)
Increase in materials and supplies	(128,966)	(71,954)
Decrease in prepaid expenses and prepaid pension costs	325,222	268,513
Increase in accounts payable, accrued expenses,
other liabilities and deferred employee benefits	633,077	107,412
Decrease in accrued interest and taxes	(202,964)	(11,496)
Increase in other assets	(105,564)	(68,938)

Net cash provided by operating activities	3,884,006	3,265,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(14,760,429)	(3,152,852)
Proceeds from sale of land	792,021	-
Customers' advances for construction and
contributions in aid of construction	1,499,684	618,702
(Increase) decrease in notes receivable	(166,160)	5,888

Net cash used in investing activities	(12,634,884)	(2,528,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,300,000	-
Repayments of long-term debt	(19,272)	(19,081)
Net borrowings under line-of-credit agreements	2,864,805	550,044
Issuance of common stock under dividend reinvestment plan	425,207	408,656
Issuance of common stock under employee stock purchase plan	42,121	40,534
Dividends paid	(1,861,983)	(1,717,782)

Net cash provided by (used in) financing activities	8,750,878	(737,629)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$1,006,510	$1,302,173
Income taxes	771,754	260,334

Supplemental schedule of non cash investing and financing activities:
accounts payable includes $1,857,023 in 2004 for the construction of utility plant.

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

Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.	Basic Earnings Per Share

Basic earnings per share for the six months ended June 30, 2004 and 2003 were based on weighted average shares outstanding of 6,426,533 and 6,373,419, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

The Company has capital commitments with regard to its Susquehanna River Pipeline Project to the pipe supplier, subcontractor, and engineer on the project. Of the total committed of approximately $20.7 million, $8.2 million remains to be incurred as of June 30, 2004.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Service Cost	$125,880	$95,595	$251,760	$191,190
Interest Cost	247,290	220,301	494,580	440,602
Expected return on plan assets	(228,958)	(208,212)	(457,916)	(416,424)
Amortization of loss	32,570	30,981	65,140	63,962
Amortization of prior service cost	97,178	7,834	194,356	15,668
Increase in deferred regulatory assets	(213,431)	(173,940)	(426,862)	(173,940)

Net periodic pension expense	$60,529	$(27,441)	$121,058	$121,058

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $327,000 to its pension plans in 2004. As of June 30 2004, no contributions have been made. The Company presently anticipates contributing at least $242,116 to fund its pension plans in 2004.

THE YORK WATER COMPANY

Notes to Interim Financial Statements (continued)

6.	Notes Receivable

During the second quarter, the Company offset notes receivable in the amount of $211,862 against the related advances for construction based on its determination that the principal recoverable from note holders was less than the recorded amount, and the fact that advances are not fully refundable to the extent that payments are not received on the notes.

Due to increased construction activity resulting in the collection of application fees and surcharges to recoup construction costs, the Company reinstated notes receivable in the amount of $388,078 which had been offset against the related advances for construction during the second quarter of 2002.

Neither of these transactions affected net income.

7.	Long-Term Debt

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

The Company's 4.40% Industrial Development Authority Revenue Refunding Bonds, Series 1994, had a mandatory tender date of May 15, 2004. The bonds were remarketed and the interest rate redetermined to 3.60% on May 17, 2004. Under the terms of the bonds, existing bond holders were permitted to retain their bonds at the 3.60% interest rate. All bonds not retained by current bond holders were remarketed. The newly issued bonds will mature on May 15, 2009.

The Company's 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, have a mandatory tender date of June 1, 2005. The bonds will be remarketed and the interest rate redetermined in 2005. The Company will be required to repurchase any unremarketed bonds. As a result of this mandatory tender, this $4.3 million was reclassified as current maturities.

8.	Subsequent Event

In July, 2004, the Company closed on an underwritten public offering of 415,000 shares of its common stock to Janney Montgomery Scott LLC, who was the sole underwriter. The Company received net proceeds in the offering, after deducting offering expenses and underwriter’s discounts and commissions, of approximately $6.9 million. The Company has also granted the underwriter an option to purchase up to an additional 62,250 shares. The net proceeds were used to repay a portion of the Company’s short-term indebtedness under its revolving credit facilities primarily incurred to finance the Susquehanna River Pipeline Project.

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

Results of Operations

Three Months Ended June 30, 2004 Compared
With Three Months Ended June 30, 2003

Net income for the second quarter of 2004 was $1,049,790, which was consistent with net income of $1,049,621 for the same period of 2003.

Water operating revenues for the three months ended June 30, 2004 increased $450,288, or 8.9%, from $5,047,674 for the three months ended June 30, 2003 to $5,497,962 for the corresponding 2004 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. An 8.5% rate increase effective June 26, 2003 accounted for approximately $431,000, or 95.7%, of the increase in water operating revenues in the second quarter of 2004. The average number of customers served in the second quarter of 2004 increased as compared to the same period in 2003 by 1,073, from 51,257 to 52,330 customers. This increase in customers, along with increased usage by our existing customers, resulted in increased consumption in the second quarter of 2004 as compared to the corresponding 2003 period. During the second quarter of 2004, the total per capita volume of water sold increased 2.0% compared to the second quarter of 2003.

Operating expenses for the second quarter of 2004 increased $298,625, or 10.5%, from $2,833,585 for the second quarter of 2003 to $3,132,210 for the corresponding 2004 period. Higher depreciation expense of approximately $29,000 due to increased plant investment, higher health insurance premiums of approximately $20,000, higher wage expenses and directors fees of approximately $54,000 and main maintenance expenses of approximately $31,000 were the principal reasons for the increase. In addition, pension costs were approximately $87,000 higher during the second quarter of 2004 compared to the same period of 2003 due to the 2003 retroactive reclassification of pension expenses to regulatory assets in accordance with SFAS No. 71. Pension expenses in excess of the pension contribution were classified as regulatory assets and will be expensed in the income statement in the same period that it is reflected in rates charged for water service.

Interest expense on long-term debt for the second quarter of 2004 was $77,162, or 11.2%, higher than the same period in 2003 due to an increase in amounts outstanding. The Company issued $7,300,000 in tax-exempt bonds in April, 2004.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Interest expense on short-term debt for the second quarter of 2004 was $14,596, or 82.6%, higher than the same period in 2003 due to an increase in short-term borrowings. The average short-term debt outstanding was $5,924,489 for the second quarter of 2004 and $2,861,328 for the second quarter of 2003. Much of the short-term debt was incurred to fund the Susquehanna River Pipeline Project.

Allowance for funds used during construction increased $177,338 from $62,341 in the second quarter of 2003 to $239,679 in the 2004 period. An increased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $161,000 accounted for the majority of the increase.

Other expense, net increased by $211,058 in the second quarter of 2004 as compared to the same period of 2003 primarily due to a termination settlement of approximately $144,000 and a decrease in interest income on water district notes of approximately $30,000.

Federal and state income taxes increased by $26,016, or 4.8%, due to an increase in pre-tax income. The effective tax rate was 35.3% in the second quarter of 2004 and 34.3% in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared
With Six Months Ended June 30, 2003

Net income for the first half of 2004 was $2,626,971, an increase of $819,780 or 45.4%, compared to net income of $1,807,191 for the same period of 2003. Higher net income of approximately $670,000 due to increased operating revenues and an after-tax gain on the sale of land of approximately $467,000 were the primary contributing factors.

Water operating revenues for the six-month period ended June 30, 2004 increased $1,055,713 or 10.8%, from $9,805,614 for the six months ended June 30, 2003 to $10,861,327 for the corresponding 2004 period. An 8.5% rate increase effective June 26, 2003 accounted for approximately $851,000, or 80.6%, of the increase in water operating revenues in the first half of 2004. The average number of customers served in the first half of 2004 increased as compared to the same period in 2003 by 1,003, from 51,189 to 52,192 customers. This increase in customers, along with increased usage by our existing customers resulted in increased consumption in the first half of 2004 as compared to the corresponding 2003 period. During the first half of 2004, the total per capita volume of water sold increased 2.7% compared to the first half of 2003.

Operating expenses for the first six months of 2004 increased $417,562, or 7.3%, from $5,724,730 for the first half of 2003 to $6,142,292 for the corresponding 2004 period. Higher depreciation expense of approximately $59,000 due to increased plant investment, higher health insurance premiums of approximately $42,000, higher wage expenses and directors fees of approximately $111,000, main maintenance expenses of approximately $29,000 and increased miscellaneous maintenance expenses for meter upgrades, hydrant repair parts, and phone and radio system repairs in the amount of approximately $54,000 were the principal reasons for the increase. Capital stock taxes also increased by approximately $18,000 and will continue to rise over prior year levels due to the increase in the number of shares of common stock outstanding during the remainder of 2004 following the closing of our common stock offering in July. Reduced wages of approximately $32,000 and reduced postage costs of approximately $15,000 partially offset the increase.

Interest expense on long-term debt for the first half of 2004 was $77,066, or 5.6%, higher than the same period in 2003 due to an increase in amounts outstanding. The Company issued $7,300,000 in tax-exempt bonds in April, 2004.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Interest expense on short-term debt for the first half of 2004 was $39,848, or 116.7%, higher than the same period in 2003 due to an increase in short-term borrowings. The average short-term debt outstanding was $6,846,761 for the first half of 2004 and $2,903,172 for the first half of 2003. Much of the short-term debt was incurred to fund the Susquehanna River Pipeline Project.

Allowance for funds used during construction increased $329,837 from $113,233 in the first six months of 2003 to $443,070 in the 2004 period. An increased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $284,000 accounted for the majority of the increase.

A gain of $743,195 was recorded in the first quarter of 2004 for the sale of land. No other significant land sales or other unusual events are planned at this time. As a result, additional earnings such as these should not be expected in future periods.

Other expense, net increased by $182,825 in the first half of 2004 as compared to the same period of 2003 primarily due to a termination settlement of approximately $144,000 and increased charitable contributions of approximately $28,000.

Federal and state income taxes increased by $591,664, or 64.5%, due to an increase in pre-tax income. The effective tax rate was 36.5% in the first half of 2004 and 33.7% in the first half of 2003.

Rate Developments

From time to time the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 28, 2004 seeking an increase of $4,869,970, which would represent a 22.1% increase in rates. The request is currently under review. Any rate increase approved by the PPUC will be effective not later than January 27, 2005. There can be no assurance that the PPUC will grant the Company’s rate increase in the amount requested, if at all.

Liquidity and Capital Resources

As of June 30, 2004, current liabilities exceeded current assets by $14,922,673. The excess was due to increased payables and short-term borrowings primarily related to the Susquehanna River Pipeline Project and the classification of the Company’s $4.3 million 6.0% Industrial Development Authority Revenue Refunding Bonds from long-term to short-term. Short-term borrowings from lines of credit as of June 30, 2004 were $10,017,924. The Company maintains lines of credit aggregating $26,500,000. Loans granted under these lines of credit bear interest at the LIBOR rate plus 1 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

During the first six months of 2004, net cash used in investing and provided by financing activities equaled net cash provided by operating activities due to the use of the cash management facility. The Company anticipates that during the remainder of 2004, the same situation will occur. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances, and proceeds from an additional issuance of tax-exempt debt will be used to satisfy cash requirements during the remainder of 2004.

During the first quarter of 2004, the Company sold a parcel of land which provided cash of $792,021. This unusual event is not likely to recur in the foreseeable future and can not be relied upon for future liquidity.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources (continued)

During the first half of 2004, the Company incurred $15,411,841 of construction expenditures. Approximately $11,700,000, or 76%, of the expenditures were for the Susquehanna River Pipeline Project. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, proceeds from the issuance of common stock under its DRIP and ESPP and a tax-exempt bond offering. The Company anticipates construction expenditures for the remainder of 2004 to be approximately $13,000,000. The Company plans to finance future expenditures using the same sources as it did in the first half of 2004, supplemented by an additional tax-exempt bond offering.

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

The Company's 4.40% Industrial Development Authority Revenue Refunding Bonds, Series 1994, had a mandatory tender date of May 15, 2004. The bonds were remarketed and the interest rate redetermined to 3.60% on May 17, 2004. Under the terms of the bonds, existing bond holders were permitted to retain their bonds at the 3.60% interest rate. All bonds not retained by current bond holders were remarketed. The newly issued bonds will mature on May 15, 2009.

The Company's 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, have a mandatory tender date of June 1, 2005. The bonds will be remarketed and the interest rate redetermined in 2005. The Company will be required to repurchase any unremarketed bonds. As a result of this mandatory tender, this $4.3 million was reclassified as current maturities.

In July, 2004, the Company closed on an underwritten public offering of 415,000 shares of its common stock to Janney Montgomery Scott LLC, who was the sole underwriter. The Company received net proceeds in the offering, after deducting offering expenses and underwriter’s discounts and commissions, of approximately $6.9 million. The Company has also granted the underwriter an option to purchase up to an additional 62,250 shares. The net proceeds were used to repay a portion of the Company’s short-term indebtedness under its revolving credit facilities primarily incurred to finance the Susquehanna River Pipeline Project.

The Company is currently planning a $12 million tax-exempt bonds issuance in the fourth quarter of 2004 to complete the financing of the Susquehanna River Pipeline Project.

The Company, like all other businesses, is affected by inflation, most notably by the continually increasing costs incurred to maintain and expand its service capacity. The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flows. The ability of the Company to recover this increased investment in facilities is dependent upon future revenue increases, which are subject to approval by the PPUC. The Company can provide no assurances that its rate increases will be approved by the PPUC; and, if approved, the Company cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which the rate increase was sought.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Susquehanna River Pipeline Project Update

The Company has made substantial progress on the Susquehanna River Pipeline Project since the end of the first quarter. The wet well for the pumping station was completed April 23, 2004.  The 15-mile pipeline was completed on July 22, 2004. The intake structures were completed on August 2, 2004. The entire project is expected to be completed by December 2004 at an estimated cost of $23 million.  Projected pipeline construction expenditures and other capital expenditures are expected to be funded through internally generated funds, customer advances, short-term borrowings, an additional tax-exempt bond issue and the proceeds from stock issuances under the Company’s DRIP and ESPP.

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

The Annual Meeting of the Shareholders of The York Water Company was convened May 3, 2004 at the Yorktowne Hotel, 48 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

(1) To elect three (3) Directors to three-year terms of office.
The actions taken by the Shareholders concerning the election of Directors are as follows:
	Votes for Each Nominee		Votes Withheld for Each Nominee
Irvin S. Naylor	5,288,541.958	votes	43,904.000	votes
William T. Morris	5,275,428.958	votes	57,016.000	votes
Jeffrey S. Osman	5,296,952.960	votes	35,493.000	votes

The following Directors’ terms of office continued after the Annual Meeting:

	John L. Finlayson	George Hay Kain, III
	Chloé R. Eichelberger	George W. Hodges
	Thomas C. Norris	Michael W. Gang

(2) To appoint Beard Miller Company LLP as independent accountants to audit the financial statements of the Company for the year 2004.

The actions taken by the Shareholders concerning the appointment of Beard Miller Company LLP independent accountants are as follows:

For Approval	5,270,416.958		Shares
Against Approval	24,859.000		Shares
Abstaining From Voting	37,174.000		Shares

THE YORK WATER COMPANY

Part II - Other Information (continued)

Item 6.	Exhibits and Reports on Form 8-K
(a) The following exhibits are attached to this report
4.1
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of April 1, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-115937) filed on May 27, 2004).

10.1	Demand Line of Credit between The York Water Company and Farmers First Bank, dated June 8, 2004.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
On April 28, 2004, the Company furnished a Current Report on Form 8-K relating to the press release announcing its filing with the Pennsylvania Public Utility Commission for a general increase in rates.

On May 7, 2004 the Company furnished a Current Report on Form 8-K relating to the press release announcing its first quarter earnings for 2004.

THE YORK WATER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

/s/ Jeffrey S. Osman
Date: August 6, 2004	Jeffrey S. Osman Principal Executive Officer

/s/ Kathleen M. Miller
Date: August 6, 2004	Kathleen M. Miller Principal Financial and Accounting Officer

