Form 10-Q
period 2004-09-30
YORK WATER CO
filed 2004-11-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2004	Commission file number 06-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,873,823 Shares outstanding as of November 8, 2004

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

	(Unaudited)
	As of	As of
	Sept. 30, 2004	Dec. 31, 2003

ASSETS
Utility Plant, at original cost	$161,111,442	$139,695,088
Plant acquisition adjustments	(1,355,608)	(1,380,797)
Reserve for depreciation	(24,003,673)	(22,512,047)
	135,752,161	115,802,244
Other Physical Property:
Less-Reserve for depreciation of $116,259 in 2004
and $104,571 in 2003	675,958	664,982

Current Assets:
Receivables, less reserves of $130,000 in 2004 and 2003	3,222,885	3,163,285
Recoverable income taxes	132,674	-
Materials and supplies, at cost	775,994	592,376
Prepaid expenses	504,653	262,980
Deferred income taxes	88,655	88,655
Total Current Assets	4,724,861	4,107,296

Other Long-Term Assets:
Prepaid pension cost	1,014,349	1,836,228
Deferred debt expense	301,926	294,612
Deferred rate case expense	252,155	143,390
Notes receivable	814,425	658,878
Deferred regulatory assets	3,058,042	1,847,406
Other	2,234,912	2,153,422
	7,675,809	6,933,936

Total Assets	$148,828,789	$127,508,458

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets

	(Unaudited)
	As of	As of
	Sept. 30, 2004	Dec. 31, 2003

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock, no par value, authorized 31,000,000 shares,	$40,771,214	$33,234,985
issued and outstanding 6,873,823 shares in 2004
and 6,419,230 shares in 2003
Preferred stock, authorized 500,000 shares, no shares issued	-	-
Earnings retained in the business	6,829,374	5,821,544
	47,600,588	39,056,529

Long-Term Debt:
1.0% Pennvest Loan, due 2019	623,142	652,086
6.0% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	4,300,000	4,300,000
10.05% Senior Notes, Series C, due 2020	6,500,000	6,500,000
10.17% Senior Notes, Series A, due 2019	6,000,000	6,000,000
9.6% Senior Notes, Series B, due 2019	5,000,000	5,000,000
8.43% Senior Notes, Series D, due 2022	7,500,000	7,500,000
3.6% Industrial Development Authority Revenue
Refunding Bonds, Series 1994, due 2009	2,700,000	2,700,000
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350,000	-
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950,000	-
Total long-term debt	39,923,142	32,652,086
Less current maturities	(4,338,932)	(2,738,641)
Long-term portion	35,584,210	29,913,445

COMMITMENTS AND CONTINGENT LIABILITIES

CURRENT LIABILITIES:
Short-term borrowings	7,443,566	7,153,119
Current portion of long-term debt	4,338,932	2,738,641
Accounts payable	3,165,266	1,743,094
Dividends payable	783,687	718,540
Accrued taxes	100,484	361,936
Advance water revenues	40,824	26,435
Accrued interest	486,464	678,164
Deferred regulatory liabilities	88,655	88,655
Other accrued expenses	546,877	538,662
Total Current Liabilities	16,994,755	14,047,246

DEFERRED CREDITS:
Customers' advances for construction	20,217,841	18,445,063
Contributions in aid of construction	12,843,798	12,776,288
Deferred income taxes	11,745,216	9,412,313
Deferred investment tax credits	1,131,965	1,165,892
Deferred regulatory liabilities	809,376	830,523
Deferred employee benefits	1,901,040	1,861,159
	48,649,236	44,491,238
Total Capitalization and Liabilities	$148,828,789	$127,508,458

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income

	(Unaudited)		(Unaudited)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003

WATER OPERATING REVENUES:
Residential	$3,390,530	$3,386,555	$10,036,483	$9,298,003
Commercial and industrial	1,725,473	1,963,734	5,044,115	5,022,406
Other	453,125	435,777	1,349,857	1,271,271
	5,569,128	5,786,066	16,430,455	15,591,680

OPERATING EXPENSES:
Operation and maintenance	1,294,513	1,204,448	3,717,409	3,487,498
Administrative and general	1,170,481	1,065,592	3,476,241	3,193,642
Depreciation and amortization	473,935	444,668	1,421,805	1,334,004
Taxes other than income taxes	220,897	215,324	686,663	639,618
	3,159,826	2,930,032	9,302,118	8,654,762

Operating income	2,409,302	2,856,034	7,128,337	6,936,918

OTHER INCOME (EXPENSES):
Interest on long-term debt	(769,968)	(689,795)	(2,226,696)	(2,069,457)
Interest on short-term debt	(43,253)	(22,285)	(117,241)	(56,425)
Allowance for funds used during construction	396,584	92,266	839,654	205,499
Gain on sale of land	-	-	743,195	-
Other (expense) income, net	(38,569)	55,662	(276,980)	76
	(455,206)	(564,152)	(1,038,068)	(1,920,307)

Income before income taxes	1,954,096	2,291,882	6,090,269	5,016,611

Federal and state income taxes	715,226	797,671	2,224,428	1,715,209

Net income	$1,238,870	$1,494,211	$3,865,841	$3,301,402

Basic Earnings Per Share	$0.18	$0.24	$0.59	$0.52

Cash Dividends Per Share	$0.145	$0.130	$0.435	$0.400

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Shareholders' Investment
As of September 30, 2004
(Unaudited)

		Earnings
		Retained
	Common	In The
	Stock	Business

Balance, December 31, 2003	$33,234,985	$5,821,544

Net income		3,865,841

Dividends		(2,858,011)

Issuance of 415,000 shares of common stock	6,836,185

Issuance of common stock under dividend reinvestment plan	635,757

Issuance of common stock under employee stock purchase plan	64,287

Balance, September 30, 2004	$40,771,214	$6,829,374

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2004	Sept. 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,865,841	$3,301,402
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(743,195)	-
Depreciation and amortization	1,421,805	1,334,004
Provision for losses on accounts receivable	97,500	97,500
Increase in deferred income taxes (including regulatory
assets and liabilities)	1,067,193	633,240
Changes in assets and liabilities:
Increase in accounts receivable	(157,100)	(619,583)
Increase in recoverable income taxes	(132,674)	-
Increase in materials and supplies	(183,618)	(150,676)
Decrease in prepaid expenses and prepaid pension costs	580,206	71,522
Increase in accounts payable, accrued expenses,
other liabilities and deferred employee benefits	1,663,201	378,703
(Decrease) increase in accrued interest and taxes	(453,152)	160,692
Increase in other assets	(33,079)	(205,089)
Net cash provided by operating activities	6,992,928	5,001,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(21,774,558)	(5,715,907)
Proceeds from sale of land	792,021	-
Customers' advances for construction and
contributions in aid of construction	1,840,288	820,146
(Increase) decrease in notes receivable	(155,547)	172,990
Net cash used in investing activities	(19,297,796)	(4,722,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	7,300,000	-
Repayments of long-term debt	(28,944)	(28,657)
Net borrowings under line-of-credit agreements	290,447	1,653,530
Issuance of 415,000 shares of common stock	6,836,185	-
Issuance of common stock under dividend reinvestment plan	635,757	610,895
Issuance of common stock under employee stock purchase plan	64,287	61,388
Dividends paid	(2,792,864)	(2,576,100)
Net cash provided by (used in) financing activities	12,304,868	(278,944)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$1,700,619	$2,103,797
Income taxes	917,009	379,529

Supplemental schedule of non cash investing and financing activities:
accounts payable includes $1,027,067 in 2004 and $200,592 in 2003 for the construction of utility plant.

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

Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 2004 and 2003 were based on weighted average shares outstanding of 6,769,626 and 6,364,948, respectively.

Basic earnings per share for the nine months ended September 30, 2004 and 2003 were based on weighted average shares outstanding of 6,542,154 and 6,379,879, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

The Company has capital commitments with regard to its Susquehanna River Pipeline Project to the pipe supplier, subcontractor, and engineer on the project. Of the total committed of approximately $20.7 million, $3.8 million remains to be incurred as of September 30, 2004.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003

Service Cost	$ 125,881	$ 95,594	$ 377,641	$ 286,784
Interest Cost	247,291	220,301	741,871	660,903
Expected return on plan assets	(228,957)	(208,210)	(686,873)	(624,634)
Amortization of loss	32,568	31,980	97,708	95,942
Amortization of prior service cost	97,176	7,834	291,532	23,502
Increase in deferred regulatory assets	(187,445)	(86,970)	(614,307)	(260,910)
Net periodic pension expense	$ 86,514	$ 60,529	$ 207,572	$ 181,587

THE YORK WATER COMPANY

Notes to Interim Financial Statements (continued)

5.	Pensions (continued)
Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $327,000 to its pension plans in 2004. As of September 30, 2004, no contributions have been made. The Company presently anticipates contributing at least $242,116 to fund its pension plans in December 2004.

6.	Common Stock Offering

On July 21, 2004, the Company closed an underwritten public offering of 415,000 shares of its common stock. Janney Montgomery Scott LLC was the sole underwriter in the offering. The Company received net proceeds in the offering, after deducting offering expenses and underwriter’s discounts and commissions, of approximately $6.8 million. The net proceeds were used to repay a portion of the Company’s short-term indebtedness under its revolving credit facilities primarily incurred to finance the Susquehanna River Pipeline Project.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements

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

General Information

The business of The York Water Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory located in York County, Pennsylvania, and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC. Water service is supplied through the Company’s own distribution system. The Company’s service territory has an estimated population of 156,000.

Results of Operations

Three Months Ended September 30, 2004 Compared
With Three Months Ended September 30, 2003

Net income for the third quarter of 2004 was $1,238,870, a decrease of $255,341, or 17.1%, from net income of $1,494,211 for the same period of 2003. Lower operating revenues and higher operating expenses were the primary contributing factors.

Water operating revenues for the three months ended September 30, 2004 decreased $216,938, or 3.7%, from $5,786,066 for the three months ended September 30, 2003 to $5,569,128 for the corresponding 2004 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. The average number of customers served in the third quarter of 2004 increased as compared to the same period in 2003 by 1,158, from 51,540 to 52,698 customers. Despite this increase in customers, the total per capita volume of water sold in the third quarter of 2004 decreased slightly compared to the corresponding 2003 period due to heavy rainfall and reduced consumption in our service territory.

Operating expenses for the third quarter of 2004 increased $229,794, or 7.8%, from $2,930,032 for the third quarter of 2003 to $3,159,826 for the corresponding 2004 period. Higher depreciation expense of approximately $29,000 due to increased plant investment, higher health and general insurance premiums of approximately $43,000, higher wage expenses and directors fees of approximately $67,000, permitting expenses of approximately $21,000, and distribution facilities maintenance expenses (in part related to security) of approximately $59,000 were the principal reasons for the increase. Reduced filter plant maintenance of approximately $20,000 and rate case expense of approximately $14,000 partially offset the increase.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Interest expense on long-term debt for the third quarter of 2004 was $80,173, or 11.6%, higher than the same period in 2003 due to an increase in amounts outstanding. The Company issued $7,300,000 in tax-exempt bonds in April 2004.

Interest expense on short-term debt for the third quarter of 2004 was $20,968, or 94.1%, higher than the same period in 2003 due to an increase in short-term borrowings. The average short-term debt outstanding was $6,825,919 for the third quarter of 2004 and $3,823,724 for the third quarter of 2003. Most of the 2004 short-term debt outstanding was incurred to fund the Susquehanna River Pipeline Project.

Allowance for funds used during construction increased $304,318 from $92,266 in the third quarter of 2003 to $396,584 in the 2004 period. An increased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $294,000 accounted for the majority of the increase.

Other expense, net increased by $94,231 in the third quarter of 2004 as compared to the same period of 2003 primarily due to a decrease in interest income on water district notes of approximately $20,000, increased charitable contributions of approximately $27,000 and increased supplemental retirement expenses of approximately $33,000.

Federal and state income taxes decreased by $82,445, or 10.3%, due to a decrease in pre-tax income. The effective tax rate was 36.6% in the third quarter of 2004 and 34.8% in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared
With Nine Months Ended September 30, 2003

Net income for the first three quarters of 2004 was $3,865,841, an increase of $564,439 or 17.1%, compared to net income of $3,301,402 for the same period of 2003. Increased water revenues and an after-tax gain on the sale of land were the primary contributing factors.

Water operating revenues for the first three quarters of 2004 increased $838,775 or 5.4%, from $15,591,680 for the nine months ended September 30, 2003 to $16,430,455 for the corresponding 2004 period. An 8.5% rate increase effective June 26, 2003 accounted for approximately $851,000 in increased water operating revenues in 2004. The average number of customers served in the first nine months of 2004 increased as compared to the same period in 2003 by 1,055, from 51,306 to 52,361 customers. This increase in customers, along with increased usage by our existing customers resulted in increased consumption in the first three quarters of 2004 as compared to the corresponding 2003 period. During the first nine months of 2004, the total per capita volume of water sold increased 1.7% compared to the first nine months of 2003. Significant rainfall in the 2004 period prevented further revenue increases. As of the end of the third quarter of 2004, we had 49.5 inches of rain which is well above our average of 31.6 inches at this point. As a result, consumption did not reach expected levels. During the fourth quarter we should see some of the benefit of our recently approved rate increase which should lead to stronger revenues.

Operating expenses for the first three quarters of 2004 increased $647,356, or 7.5%, from $8,654,762 for the first nine months of 2003 to $9,302,118 for the corresponding 2004 period. Higher depreciation expense of approximately $88,000 due to increased plant investment, higher health and general insurance premiums of approximately $97,000, higher wage expenses and directors fees of approximately $176,000, permitting expenses of approximately $32,000, increased distribution facilities maintenance expenses (in part related to security) of approximately $124,000, increased contractual accounting services of approximately $38,000, higher pension expense of approximately $26,000 and higher capital stock and payroll taxes of approximately $55,000 were the principal reasons for the increase. Reduced filter plant maintenance expenses of approximately $16,000 and lower legal and other professional services expense of approximately $27,000 partially offset the increase.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Interest expense on long-term debt for the first three quarters of 2004 was $157,239, or 7.6%, higher than the same period in 2003 due to an increase in amounts outstanding. The Company issued $7,300,000 in tax-exempt bonds in April 2004.

Interest expense on short-term debt for the first three quarters of 2004 was $60,816, or 107.8%, higher than the same period in 2003 due to an increase in short-term borrowings. The average short-term debt outstanding was $6,864,817 for the first nine months of 2004 and $3,213,395 for the nine months of 2003. Most of the 2004 short-term debt outstanding was incurred to fund the Susquehanna River Pipeline Project.

Allowance for funds used during construction increased $634,155 from $205,499 in the first nine months of 2003 to $839,654 in the 2004 period. An increased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $578,000 accounted for the majority of the increase.

A gain of $743,195 was recorded in the first quarter of 2004 for the sale of land. No other significant land sales or other unusual events are planned at this time. As a result, additional earnings such as these should not be expected in future periods.

Other expense, net increased by $277,056 in the first three quarters of 2004 as compared to the same period of 2003 primarily due to a termination settlement of approximately $144,000, increased charitable contributions of approximately $55,000 and higher supplemental retirement expenses of approximately $35,000.

Federal and state income taxes increased by $509,219, or 29.7%, due to an increase in pre-tax income. The effective tax rate was 36.5% in the first nine months of 2004 and 34.2% in the first nine months of 2003.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 28, 2004 seeking an increase of $4,869,970, which would represent a 22.1% increase in rates. On September 30, 2004, the PPUC authorized an increase in rates designed to produce approximately $3,500,000 in additional annual operating revenues, an increase of 15.9%. The effective date of the rate increase is the date upon which the Susquehanna River Pipeline is operational. The pipeline is expected to be operational in early November 2004.

Liquidity and Capital Resources

As of September 30, 2004, current liabilities exceeded current assets by $12,269,894. The excess was due to increased payables and short-term borrowings primarily related to the Susquehanna River Pipeline Project and the classification of the Company’s $4.3 million 6.0% Industrial Development Authority Revenue Refunding Bonds from long-term to short-term. Short-term borrowings from lines of credit as of September 30, 2004 were $7,443,566. The Company maintains lines of credit aggregating $26,500,000. Loans granted under these lines of credit bear interest at LIBOR plus .875 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources (continued)

During the first nine months of 2004, net cash used in investing and provided by financing activities equaled net cash provided by operating activities due to the use of the cash management facility. The Company anticipates that during the remainder of 2004, the same situation will occur. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances, and proceeds from an additional issuance of tax-exempt debt will be used to satisfy cash requirements during the remainder of 2004.

During the first quarter of 2004, the Company sold a parcel of land which provided cash of $792,021. This unusual event is not likely to recur in the foreseeable future and can not be relied upon for future liquidity.

During the first three quarters of 2004, the Company incurred $21,596,014 of construction expenditures. Approximately $15,500,000, or 72%, of the expenditures were for the Susquehanna River Pipeline Project. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, proceeds from the issuance of common stock under its DRIP and ESPP, a tax-exempt bond issuance, and an underwritten common stock offering. The Company anticipates construction expenditures for the remainder of 2004 to be approximately $7,000,000. The Company plans to finance fourth quarter expenditures in much the same way as the first nine months, excluding the stock offering and supplemented by an additional tax-exempt bond offering.

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

On July 21, 2004, the Company closed an underwritten public offering of 415,000 shares of its common stock. Janney Montgomery Scott LLC was the sole underwriter in the offering. The Company received net proceeds in the offering, after deducting offering expenses and underwriter’s discounts and commissions, of approximately $6.8 million. The net proceeds were used to repay a portion of the Company’s short-term indebtedness under its revolving credit facilities primarily incurred to finance the Susquehanna River Pipeline Project.

The Company is currently planning a $12 million tax-exempt bond issuance in the fourth quarter of 2004 to complete the financing of the Susquehanna River Pipeline Project.

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

Susquehanna River Pipeline Project Update

As of the end of the third quarter, the intake, pumping station wet well, 15-mile pipeline and outfall are all complete. The Company is currently working on the pump house building and installing the pumps and motors. The pipeline is expected to be operational in early November and the entire project is expected to be completed by the end of December 2004 at an estimated cost of $23 million.

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

The Company does not use derivative financial instruments. The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. Loans granted under these lines bear interest based upon the prime rate or LIBOR plus .875 to 1.25 percent. The Company has not entered into financial instruments such as interest rate swaps or interest rate lock agreements.

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

THE YORK WATER COMPANY

Date: November 8, 2004	By:	/s/ Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: November 8, 2004	By:	/s/ Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

