Form 10-K
period 2004-12-31
YORK WATER CO
filed 2005-03-15
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer as defined by rule 12b-2 of the Securities Exchange Act.

YES ☒	NO ☐

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2004 was $126,492,673.

As of March 11, 2005 there were 6,887,047 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 33 municipalities within York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to 2.23 billion gallons of water. The Company's present average daily consumption is approximately 18.1 million gallons, and its present average daily availability is approximately 35 million gallons.

The Company's service territory has an estimated population of 158,000. During 2004, the Company completed main extensions for two new water districts in Conewago and Springfield Townships. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles. There are no competitors within our franchised territory.

During 2004, the Company completed its 15-mile pipeline from the Susquehanna River to Lake Redman, the intake in the river and the outfall at Lake Redman. The pipeline became operational in November and provides the Company with an additional supply of 12 million gallons of water per day. Total costs of this project amounted to $20.7 million thus far with at least $1.2 million remaining to complete the pumping station and garage.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 61%; commercial and industrial, 31%; other, 8%. The Company presently has 95 employees.

During the last five years ended in 2004, the Company has maintained an increasing growth in number of customers and distribution facilities as shown by the following chart:

	2004	2003	2002	2001	2000
Average daily consumption (gallons per day)	18,116,000	17,498,000	17,901,000	19,734,000	19,542,000
Miles of mains at year-end	784	746	731	717	703
Additional distribution mains installed (ft.)	200,740	79,988	72,121	77,923	67,072
Number of customers	53,134	51,916	51,023	50,079	49,195
Population served	158,000	156,000	153,000	149,000	146,000

THE YORK WATER COMPANY

PART I

Item 1.	Business. (continued)

Please refer to the “Highlights of Our 189th Year” section of our 2004 Annual Report to Shareholders filed herewith as Exhibit 13 for summary financial information for the last five years.

For further information, please see the “Financial Reports and Investor Relations” section within the Shareholder Information page of our 2004 Annual Report to Shareholders filed herewith as Exhibit 13.

Item 2.	Properties.

The accounting and executive offices of the Company are located in two two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, at 124 and 130 East Market Street, York, Pennsylvania.

The Company has two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south. The lower dam is constructed of compacted earth with a concrete core wall and is 660 feet long and 50 feet high and creates a reservoir covering approximately 220 acres containing about 1.3 billion gallons of water. About 800 acres surrounding the reservoir are planted with more than 1,200,000 evergreen trees, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt. The upper dam, Lake Redman, is constructed of compacted earth and is 1,000 feet long and 50 feet high and creates a reservoir covering approximately 290 acres containing about 900 million gallons of water. About 600 acres surrounding the reservoir are planted with grass, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt.

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about 1,500 feet upstream from its confluence with the west branch of the Codorus Creek and about four miles downstream from the Company's lower impounding dam. The pumping station presently houses pumping equipment consisting of three electrically driven centrifugal pumps and two diesel-engine driven centrifugal pumps with a combined pumping capacity of 75 million gallons per day. The pumping capacity is more than double peak requirements and is designed to provide an ample safety margin in the event of pump or power failure. The raw water is pumped approximately two miles to the filtration plant through pipes located on a right-of-way owned by the Company.

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31 million gallons per day and being capable of filtering 46.5 million gallons per day for short periods if necessary. Based on an average daily consumption in 2004 of 18,116,000 gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

Clear water reservoirs of the Company, which are located in Spring Garden Township adjacent to the filtration plant, are capable of storing up to 32 million gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 20,890,000 gallons of clear water.

THE YORK WATER COMPANY

PART I

Item 2.	Properties. (continued)

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury Township. There are three one-story concrete block buildings aggregating 30,680 square feet of area.

The distribution system of the Company has approximately 784 miles of main water lines. In 2004, the Company constructed an addition to the southern repump booster station and constructed new booster stations in York Township and at the Susquehanna River. In 2005, the Company plans to construct new booster stations in Spring Grove and Starview and a new standpipe in Jackson Township.

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

Item 3.	Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Market for Common Stock and Dividends" and “Dividend Policy” on page 5 of the printed 2004 Annual Report to Shareholders is incorporated herein by reference.

The Company did not purchase any of its securities during the fourth quarter of 2004.

THE YORK WATER COMPANY

PART II

Item 6.	Selected Financial Data.

The information set forth under the caption "Highlights of Our 189th Year" on page 3 of the printed 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6 of the printed 2004 Annual Report to Shareholders is incorporated herein by reference.

This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain information relating to the Company's business strategy, including the markets in which it operates, the services it provides, its plans for construction, its expansion of its service territories, the Company's pipeline project to the Susquehanna River, water usage by its customers, its plans to invest in new technologies and its ability to pay dividends on its common stock and the rate of such dividends. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) weather conditions, particularly the amount of rainfall; (ii) the level of commercial and industrial business activity within the Company's service territory; (iii) construction of new housing within the Company's service territory; (iv) governmental regulations affecting the Company's rates and service obligations;(v) levels of rate relief granted; (vi) changes in demand from customers; (vii) obtaining permits for expansion projects; and (viii) general economic and business conditions, including interest rates, which are less favorable than expected. The Company does not intend to update these cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, does not use derivative financial instruments for speculative trading purposes, has no lease obligations, and does not have material transactions involving related parties.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company has $31,500,000 current lines of credit with five banks, under which there were no borrowings as of December 31, 2004. Loans granted under these lines bear interest based upon LIBOR plus .875 to 1.25 percent. Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Footnote 4 to the Financial Statements included in the 2004 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

THE YORK WATER COMPANY

PART II

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. (continued)

In December 2004, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12,000,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B. The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029. In connection with the loan agreement, the Company entered into an interest rate swap transaction whereby the Company exchanged its floating rate obligation for a fixed rate obligation. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2004 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

The Company’s $12,000,000 Series B bonds can be tendered at any time. When the bonds are tendered they are subject to a remarketing agreement. As a result, the $12,000,000 was classified as current maturities of long-term debt. The Company believes the bonds would be successfully remarketed if tendered.

The Company's 6.0% Industrial Development Authority Revenue Refunding Bonds Series 1995 have a mandatory tender date of June 1, 2005. The Company intends to remarket this debt issue at interest rates in effect on June 1, 2005. The Company is required to purchase any unremarketed 1995 bonds, despite the rate.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements set forth in the printed 2004 Annual Report to Shareholders are incorporated herein by reference:

Management’s Report on Internal Controls Over Financial Reporting	Page 12
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting	Page 13
Report of Independent Registered Public Accounting Firm	Page 14
Balance Sheets as of December 31, 2004 and 2003	Page 15
Statements of Income for Years Ended December 31, 2004, 2003 and 2002	Page 16
Statements of Common Stockholders’ Equity and Comprehensive Income
for Years Ended December 31, 2004, 2003 and 2002	Page 17
Statements of Cash Flows for Years Ended December 31, 2004, 2003 and 2002	Page 18
Notes to Financial Statements	Page 19

Except for the above financial data and the information specified under Items 1, 5, 6, 7 and 7A of this report, the 2004 Annual Report to Shareholders is not deemed to be filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

THE YORK WATER COMPANY

PART II

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that, in light of the identified material weaknesses in the Company’s internal control over financial reporting, the Company's disclosure controls and procedures as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c)	Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

THE YORK WATER COMPANY

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Other Directorships

The information set forth under the caption “General Information About Other Boards of Directors” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

The Board of Directors has determined that John L. Finlayson, Chairman of the Audit Committee, is an Audit Committee financial expert within the meaning of the applicable SEC rules. Chairman Finlayson is a Certified Public Accountant, and has an understanding of generally accepted accounting principles and financial statements. Chairman Finlayson is experienced in the preparation and auditing of financial statements of public companies, and has an understanding of accounting estimates, internal accounting controls, and audit committee functions. He is independent of management.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a code of ethics applicable to all Directors, officers and employees. There are no waivers of the code for any Director, officer or employee. A copy of the code of ethics was filed with the Securities and Exchange Commission as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

THE YORK WATER COMPANY

PART III

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Compensation Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Compensation Committee Report on Executive Compensation

The information set forth under the caption “Compensation and Nomination Committee Report on Executive Compensation and Other Matters” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Performance Graph

The information set forth under the caption “Company Performance” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Michael W. Gang, a director of the Company, is a partner in the law firm of Morgan, Lewis & Bockius LLP. The Company retained this firm for various matters during 2004 and expects to do so again during 2005.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption, "Shareholder Approval of Appointment of Independent Public Accountants" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2005 Annual Meeting of Shareholders to be held May 2, 2005 is incorporated herein by reference.

THE YORK WATER COMPANY

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form 10-K.

(a)(2)	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002	12

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 11.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3)	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 14 through 17.

THE YORK WATER COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The York Water Company

The audits referred to in our report dated March 14, 2005 relating to the financial statements of The York Water Company as of and for the years ended December 31, 2004 and 2003 incorporated in Item 8 of this Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2004 included the audit of the financial statement schedule listed in Item 15(a) (2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit. The financial statement schedule of The York Water Company for the year ended December 31, 2002 was audited by other auditors, which report dated March 4, 2003, expressed an unqualified opinion on that schedule.

In our opinion, the 2004 and 2003 financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/Beard Miller Company LLP
Beard Miller Company LLP
York, Pennsylvania
March 14, 2005

THE YORK WATER COMPANY

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

		Additions
Description	Balance at Beginning Of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance At End Of Year
FOR THE YEAR ENDED DECEMBER 31, 2004 Reserve for uncollectible accounts	$130,000	$99,599	$14,840	$114,439	$130,000

FOR THE YEAR ENDED DECEMBER 31, 2003 Reserve for uncollectible accounts	$130,000	$97,297	$13,793	$111,090	$130,000

FOR THE YEAR ENDED DECEMBER 31, 2002 Reserve for uncollectible accounts	$130,000	$90,481	$13,148	$103,629	$130,000

THE YORK WATER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 14, 2005	By: /s/Jeffrey S. Osman
Jeffrey S. Osman
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey S. Osman	By: /s/Kathleen M. Miller
Jeffrey S. Osman	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Financial Officer)

Dated: March 14, 2005	Dated: March 14, 2005

Directors:	Date:

By: /s/William T. Morris	March 14, 2005
William T. Morris

By: /s/Irvin S. Naylor	March 14, 2005
Irvin S. Naylor

By: /s/Jeffrey S. Osman	March 14, 2005
Jeffrey S. Osman

By: /s/Chloe Eichelberger	March 14, 2005
Chloe Eichelberger

By: /s/John L. Finlayson	March 14, 2005
John L. Finlayson

By: _______________________	March 14, 2005
George Hay Kain, III

By: /s/Michael W. Gang	March 14, 2005
Michael W. Gang

By: /s/George W. Hodges	March 14, 2005
George W. Hodges

By: /s/Thomas C. Norris	March 14, 2005
Thomas C. Norris

THE YORK WATER COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
3.1	By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to Form S-3 dated July 1, 1996 (File No. 333-7307).
4.1	Optional Dividend Reinvestment Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as the Prospectus included in Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
4.2	Shareholder Rights Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 1 to Form 8-A dated January 26, 1999.
10.1	Loan Agreement between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.2	Note Agreement Relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.3	Note Agreement Relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.4	Note Agreement Relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Fourth Supplemental Acquisition, Financing and Sale Agreement Relative to the $2,700,000 4.75% Water Facilities Revenue Refunding Bonds dated February 1, 1994	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.8 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1994.

THE YORK WATER COMPANY

INDEX TO EXHIBITS (CONTINUED)

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.6	Fifth Supplemental Acquisition, Financing and Sale Agreement Relative to the $4,300,000 5% Water Facilities Revenue Refunding Bonds dated October 1, 1995	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.9 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1995.
10.7
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of April 1, 2004 Relative to the $2,350,000 4.05% and $4,950,000 5% Exempt Facility Revenue Bonds
Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s June 30, 2004 Form 10-Q.
10.8
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of December 1, 2004 Relative to the $12,000,000 3.16% (Variable rate with swap) Exempt Facility Revenue Bonds
Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s December 9, 2004 Form 8-K.
10.9	Trust Indenture dated December 1, 2004 between the Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s December 9, 2004 Form 8-K.
10.10	Articles of Agreement Between The York Water Company and Springettsbury Township Relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.11	Articles of Agreement Between The York Water Company and Windsor Township Relative to Extension of Water Mains dated February 9, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 1989 Form 10-K.
10.12
Articles of Agreement Between The York Water Company and Windsor Township, Yorkana Borough, Modern Trash Removal of York, Inc. and Lower Windsor Township Relative to Extension of Water Mains dated July 18, 1989

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's 1989 Form 10-K.
10.13	Articles of Agreement Between The York Water Company and North Codorus Township Relative to Extension of Water Mains dated September 20, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's 1990 Form 10-K.

THE YORK WATER COMPANY

INDEX TO EXHIBITS (CONTINUED)

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.14	Articles of Agreement Between The York Water Company and York Township Relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.15	Amendment Number 1 to Articles of Agreement Between The York Water Company and Conewago Township Relative to Extension of Water Mains dated March 14, 2003	Filed herewith.
10.16	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 24, 2005 Form 8-K.
10.17	Agreement, made as of January 26, 1999, between The York Water Company and Bruce C. McIntosh.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s July 15, 2004 Form 8-K.
10.18	Agreement, made as of January 26, 1999, between The York Water Company and Jeffrey R. Hines, P.E.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s July 15, 2004 Form 8-K.
10.19	Agreement, made as of January 26, 1999, between The York Water Company and Duane R. Close.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s July 15, 2004 Form 8-K.
10.20	Agreement, made as of December 18, 2003, between The York Water Company and Jeffrey S. Osman.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s July 15, 2004 Form 8-K.
10.21	Agreement, made as of December 15, 2003, between The York Water Company and Kathleen M. Miller.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s July 15, 2004 Form 8-K.
10.22	Agreement, made as of December 15, 2003, between The York Water Company and Vernon L. Bracey.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s July 15, 2004 Form 8-K.
10.23	Demand Line of Credit between The York Water Company and Farmers First Bank, dated June 8, 2004.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s June 30, 2004 Form 10-Q.

THE YORK WATER COMPANY

INDEX TO EXHIBITS (CONTINUED)

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.24	Form of Supplemental Retirement Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s July 15, 2004 Form 8-K.
10.25	Form of Deferred Compensation Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s July 15, 2004 Form 8-K.
11	Common Shares Used in Computing Earnings Per Share	Filed herewith.
13	2004 Annual Report to Shareholders	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
23	Consent of Independent Registered Public Accounting Firm, Beard Miller Company LLP	Filed herewith.
23.1	Consent of Independent Auditors, Stambaugh Ness, PC	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.1	Report of Independent Auditors, Stambaugh Ness, PC	Filed herewith.