Form 10-Q
period 2005-03-31
YORK WATER CO
filed 2005-05-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2005	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,900,439 Shares outstanding as of May 6, 2005

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

	(Unaudited)
	As of	As of
	March 31, 2005	Dec. 31, 2004

ASSETS
UTILITY PLANT, at original cost	$167,787,547	$165,047,807
Plant acquisition adjustments	(1,338,816)	(1,347,212)
Accumulated depreciation	(24,863,228)	(24,246,705)
Net utility plant	141,585,503	139,453,890

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $123,419 in 2005
and $121,976 in 2004	505,278	506,721

CURRENT ASSETS:
Cash and cash equivalents	-	164,235
Receivables, less reserves of $130,000 in 2005 and 2004	3,474,324	3,708,119
Materials and supplies, at cost	688,717	693,392
Prepaid expenses	435,084	373,471
Deferred income taxes	88,825	88,655
Total current assets	4,686,950	5,027,872

OTHER LONG-TERM ASSETS:
Prepaid pension cost	406,302	680,262
Deferred debt expense	785,336	796,657
Notes receivable	2,243,985	2,241,575
Deferred regulatory assets	4,708,251	4,459,656
Other	2,911,124	2,899,816
Total long-term assets	11,054,998	11,077,966

Total Assets	$157,832,729	$156,066,449

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets

	(Unaudited)
	As of	As of
	March 31, 2005	Dec. 31, 2004

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 31,000,000 shares,	$41,263,587	$41,014,215
issued and outstanding 6,900,439 shares in 2005
and 6,887,047 shares in 2004
Retained earnings	7,347,529	7,191,739
Accumulated other comprehensive loss	(130,666)	(168,628)
Total common stockholders' equity	48,480,450	48,037,326

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	35,564,598	35,574,416

COMMITMENTS

CURRENT LIABILITIES:
Current portion of long-term debt	16,339,127	16,339,029
Accounts payable	1,795,685	1,798,289
Dividends payable	847,882	845,608
Accrued taxes	858,901	591,324
Accrued interest	507,038	761,132
Deferred regulatory liabilities	88,825	88,655
Other accrued expenses	669,720	740,583
Total current liabilities	21,107,178	21,164,620

DEFERRED CREDITS:
Customers' advances for construction	21,719,156	20,574,800
Contributions in aid of construction	14,066,754	14,066,754
Deferred income taxes	11,713,184	11,411,751
Deferred investment tax credits	1,111,093	1,120,880
Deferred regulatory liabilities	796,983	801,580
Deferred employee benefits	3,037,932	3,017,330
Obligation under interest rate swap	235,401	296,992
Total deferred credits	52,680,503	51,290,087

Total Stockholders' Equity and Liabilities	$157,832,729	$156,066,449

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

WATER OPERATING REVENUES:
Residential	$3,894,302	$3,304,415
Commercial and industrial	1,829,203	1,607,486
Other	510,822	451,464
	6,234,327	5,363,365

OPERATING EXPENSES:
Operation and maintenance	1,224,170	1,171,227
Administrative and general	1,348,292	1,134,915
Depreciation and amortization	588,586	473,935
Taxes other than income taxes	241,542	230,005
	3,402,590	3,010,082

Operating income	2,831,737	2,353,283

OTHER INCOME (EXPENSES):
Interest on long-term debt	(875,640)	(689,747)
Interest on short-term debt	(997)	(41,717)
Allowance for funds used during construction	39,666	203,391
Gain on sale of land	-	743,195
Other income (expenses), net	(53,409)	(55,598)
	(890,380)	159,524

Income before income taxes	1,941,357	2,512,807

Federal and state income taxes	711,188	935,626

Net income	$1,230,169	$1,577,181

Basic Earnings Per Share	$0.18	$0.25

Cash Dividends Per Share	$0.156	$0.145

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statement of Common Stockholders' Equity and Comprehensive Income
As of March 31, 2005
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Loss	Total

Balance, December 31, 2004	$41,014,215	$7,191,739	$(168,628)	$48,037,326
Net income	-	1,230,169	-	1,230,169
Other comprehensive income:
Unrealized gain on interest rate swap,
net of $6,525 income tax	-	-	9,550	36,589
Reclassification adjustment for amounts
recognized in income, net of $19,415 income tax	-	-	28,412	1,373
Comprehensive income				1,268,131

Dividends ($.156 per share)	-	(1,074,379)	-	(1,074,379)
Issuance of common stock under
dividend reinvestment plan	225,862	-	-	225,862
Issuance of common stock under
employee stock purchase plan	23,510	-	-	23,510
Balance, March 31, 2005	$41,263,587	$7,347,529	$(130,666)	$48,480,450

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,230,169	$1,577,181
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	-	(743,195)
Depreciation and amortization	588,586	473,935
Amortization of deferred income	(31,600)	(31,812)
Unrealized loss on swap transaction	2,311	-
Provision for losses on accounts receivable	32,500	32,500
Increase in deferred income taxes	114,377	544,216
Changes in assets and liabilities:
Decrease in accounts receivable	201,295	131,978
(Increase) decrease in materials and supplies	4,675	(21,747)
(Increase) decrease in prepaid expenses and prepaid pension costs	50,887	(30,355)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities and deferred employee benefits	485,779	333,792
Increase in accrued interest and taxes	13,483	73,532
Increase in regulatory and other assets	(50,971)	(34,094)
Net cash provided by operating activities	2,641,491	2,305,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $39,666 in 2005 and $203,391in 2004	(3,141,207)	(5,694,951)
Proceeds from sale of land	-	792,021
(Increase) decrease in notes receivable	(7,105)	2,737
Net cash used in investing activities	(3,148,312)	(4,900,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,428,505	826,779
Repayments of customer advances	(247,854)	(73,134)
Debt issuance costs	(5,612)	(79,076)
Repayments of long-term debt	(9,720)	(9,624)
Borrowings under line-of-credit agreements	534,581	7,308,653
Repayments under line-of-credit agreements	(534,581)	(4,681,186)
Issuance of common stock under dividend reinvestment plan	225,862	212,936
Issuance of common stock under employee stock purchase plan	23,510	20,796
Dividends paid	(1,072,105)	(931,882)
Net cash provided by financing activities	342,586	2,594,262

Net change in cash and cash equivalents	(164,235)	-
Cash and cash equivalents at beginning of period	164,235	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,087,389	$707,165
Income taxes	400,196	204,737

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $919,564 in 2005 and $2,071,332 in 2004 for the construction of utility plant.
The change in notes receivable includes ($4,695) in 2005 offset by like amounts of customer advances.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements

1.	Interim Financial Information

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended March 31, 2005 and 2004 were based on weighted average shares outstanding of 6,889,346 and 6,421,239, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

The Company has capital commitments with regard to its Susquehanna River Pipeline Project to the pipe supplier, subcontractor, and engineer on the project. Of the total committed of approximately $20.7 million, $0.3 million remains to be incurred as of March 31, 2005.

As of March 31, 2005 the Company committed a total of $0.7 million to purchase and install a new enterprise software system and $0.3 million remains to be incurred.

Also during the first quarter of 2005, the Company committed approximately $3.1 million for a new meter reading system to be installed over the next 2-3 years. As of the end of the quarter, $3.0 million remains to be incurred.

The Company announced the acquisition of three water systems during the first quarter of 2005. The combined contracted purchase price is $2.3 million. Settlement on these acquisitions is expected to take place between July and December 2005.

THE YORK WATER COMPANY

Notes to Interim Financial Statements (continued)

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended March 31
	2005	2004

Service Cost	$ 146,714	$ 125,880
Interest Cost	254,362	247,290
Expected return on plan assets	(240,249)	(228,958)
Amortization of loss	36,842	32,570
Amortization of prior service cost	69,668	97,178
Rate-regulated adjustment	(154,837)	(213,431)
Net periodic pension expense	$ 112,500	$ 60,529

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $450,000 to its pension plans in 2005. As of March 31, 2005, no contributions have been made.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. Through the first quarter of 2005, this amount was a $2,967 reduction in interest expense.

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

General Information

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 33 municipalities within York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to 2.23 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12 million gallons of water per day. The Company's present average daily availability is approximately 35 million gallons.

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

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers.

Results of Operations

Three Months Ended March 31, 2005 Compared
With Three Months Ended March 31, 2004

Net income for the first quarter of 2005 was $1,230,169, a decrease of $347,012, or 22.0%, from net income of $1,577,181 for the same period of 2004. An after-tax gain on the sale of land of approximately $467,000, a higher allowance for funds used during construction, and lower interest expenses in 2004 were the primary contributing factors, but were partially offset by increased water revenues in 2005.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Water operating revenues for the three months ended March 31, 2005 increased $870,962, or 16.2%, from $5,363,365 for the three months ended March 31, 2004 to $6,234,327 for the corresponding 2005 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. A 15.9% rate increase effective November 9, 2004 accounted for approximately $855,000 in increased water operating revenues in the first quarter of 2005. The average number of customers served in the first quarter of 2005 increased as compared to the same period in 2004 by 1,309, from 52,054 to 53,363 customers. Despite this increase in customers, the total per capita volume of water sold in the first quarter of 2005 decreased compared to the corresponding 2004 period due to reduced consumption in our service territory.

Operating expenses for the first quarter of 2005 increased $392,508, or 13.0%, from $3,010,082 for the first quarter of 2004 to $3,402,590 for the corresponding 2005 period. Higher depreciation expense of approximately $115,000 due to increased plant investment (particularly the plant associated with the Susquehanna River Pipeline), higher wages and directors’ fees of approximately $91,000 and higher pension expense of approximately $52,000 were the principal reasons for the increase. Higher health insurance premiums, increased contractual accounting expenses related to internal controls, higher rate case expense and miscellaneous administrative expenses related to credit rating and banking fees of approximately $106,000 contributed to the increase. Reduced transmission and distribution expenses for maintenance of meters and hydrants of approximately $35,000 partially offset the increase.

Interest expense on long-term debt for the first quarter of 2005 was $185,893, or 27.0%, higher than the same period in 2004 due to an increase in amounts outstanding. The Company issued tax-exempt debt through the Pennsylvania Economic Development Financing Authority, or the PEDFA, in the amount of $7,300,000 in April 2004 and $12,000,000 in December 2004. The tax-exempt debt was issued primarily to pay down short-term debt incurred to fund the Susquehanna River Pipeline Project.

Interest expense on short-term debt for the first quarter of 2005 was $40,720, or 97.6%, lower than the same period in 2004 due to a decrease in short-term borrowings. The average short-term debt outstanding was $106,404 for the first quarter of 2005 and $7,769,032 for the first three months of 2004. Most of the 2004 short-term debt outstanding was incurred to fund the Susquehanna River Pipeline Project.

Allowance for funds used during construction decreased $163,725 from $203,391 in the first quarter of 2004 to $39,666 in the 2005 period. A decreased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $149,000 accounted for the majority of the decrease.

A gain of $743,195 was recorded in the first quarter of 2004 for the sale of land. No significant land sales or other similar events occurred during the first quarter of 2005.

Federal and state income taxes decreased by $224,438, or 24.0%, due to a decrease in pre-tax income. The effective tax rate was 36.6% in the first quarter of 2005 and 37.2% in the first quarter of 2004.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 28, 2004 and sought an increase of $4,869,970, which would have represented a 22.1% increase in rates. On September 30, 2004, the PPUC authorized an increase in rates designed to produce approximately $3,500,000 in additional annual operating revenues, which represents an increase of 15.9%. The rate increase became effective on November 9, 2004 when the Susquehanna River Pipeline became operational. The Company plans to file its next rate increase request in April 2006.

Liquidity and Capital Resources

As of March 31, 2005, current liabilities exceeded current assets by $16,420,228. The excess was due to the reclassification of the Company’s $4.3 million 6.0% Industrial Development Authority Revenue Refunding Bonds from long-term to short-term and the classification of the $12,000,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 as short-term because the bondholders can tender their bonds at any time. The Company believes the bonds would be successfully remarketed if tendered. The Company had no short-term borrowings from lines of credit as of March 31, 2005. The Company maintains lines of credit aggregating $26,500,000. Loans granted under these lines of credit bear interest at LIBOR plus .875 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

During the first quarter of 2005, net cash used in investing activities exceeded net cash provided by operating and financing activities by $164,235. The Company anticipates that during the remainder of 2005, net cash used in investing activities will equal net cash provided by operating and financing activities. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, and customer advances will be used to satisfy the need for additional cash.

During the first three months of 2005, the Company incurred $2,749,125 of construction expenditures. Approximately $914,000, or 33%, of the expenditures were for the Susquehanna River Pipeline Project. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, proceeds from the issuance of common stock under its DRIP and ESPP and proceeds remaining from the December 2004 tax-exempt bond issuance. The Company anticipates construction expenditures for the remainder of 2005 of approximately $11,500,000. In addition to transmission and distribution projects and previously announced acquisitions, a portion of the 2005 expenditures is for the upgrade of our automated meter reading technology. The Company plans to finance these future expenditures using internally-generated funds, short-term borrowings, customer advances and proceeds from the issuance of common stock under the DRIP and ESPP. Closing on the previously announced acquisitions is expected to take place between July and December 2005. The estimated acquisition costs of $2.3 million will be funded as noted above.

The Company's $4.3 million 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, have a mandatory tender date of June 1, 2005. The bonds will be remarketed and the interest rate redetermined to 3.75% on June 1, 2005. Under the terms of the bonds, existing bond holders had the opportunity to retain their bonds at the 3.75% interest rate. All bonds not retained by current bond holders have been remarketed. The newly issued bonds will mature on June 1, 2010.

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

Susquehanna River Pipeline Project Update

The Company has completed construction on the pump house building and garage. Additional testing of the pumps is taking place as well as formalizing written procedures for operation. A public open house is scheduled for May 14, 2005.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, does not use derivative financial instruments for speculative trading purposes, has no lease obligations, and does not have material transactions involving related parties with the exception of the interest rate swap agreement previously mentioned.

Impact of Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission delayed the required implementation date of Statement of Financial Accounting Standard (SFAS) No.123 (Revised 2004) “Share-Based Payment” from the first interim or annual period beginning after June 15, 2005 to the first interim period of the fiscal year beginning after December 15, 2005. SFAS 123R is not expected to have an effect on our financial statements.

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. The adoption of this interpretation is not expected to impact our financial statements.

In April 2005, the FASB issued Staff Position No. FAS19-1 “Accounting for Suspended Well Costs.” The adoption of FASB Staff Position FAS19-1 will have no impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company currently has available $26,500,000 under lines of credit with four banks, under which there were no borrowings as of March 31, 2005. Loans granted under these lines bear interest based upon LIBOR plus .875 to 1.25 percent. Other than lines of credit, the Company has long-term fixed-rate debt obligations with the exception of the PEDFA Series B issue and the 1995 Industrial Development Authority Revenue Refunding Bonds.

THE YORK WATER COMPANY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

The Company’s $12,000,000 PEDFA Series B bonds carry a variable interest rate and can be tendered at any time. When the bonds are tendered they are subject to a remarketing agreement. As a result, the $12,000,000 was classified as current maturities of long-term debt. The Company believes the bonds would be successfully remarketed if tendered. The Company entered into an interest rate swap agreement to manage risk associated with the variable interest rate. The swap essentially fixes the interest rate on the PEDFA Series B issue at 3.16%.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that, in light of the previously identified material weaknesses in the Company’s internal control over financial reporting, the Company's disclosure controls and procedures as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Change in Internal Control over Financial Reporting

During the Company’s most recent fiscal quarter, the Company implemented measures to improve controls related to the material weaknesses identified in its 2004 annual report. Additional reviews and oversight of the treasury function and further limitation of access to the check processing system have eliminated the lack of segregation of duties issues in these areas. In addition, implementation of the billing portion of the new enterprise software system is now expected to be completed in 2005. The new system will provide substantial segregation of duties within the billing function.

Company management is pursuing additional training opportunities and resources as well as consulting with accounting professionals as needed to provide the necessary expertise in applying generally accepted accounting principles to non-routine transactions and recording them properly.

THE YORK WATER COMPANY

Part II - Other Information

Item 6a.	Exhibits
The following exhibits are attached to this report
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE YORK WATER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: May 6, 2005	By:	/s/Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: May 6, 2005	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer