Form 10-Q
period 2005-06-30
YORK WATER CO
filed 2005-08-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2005	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,912,230 Shares outstanding as of August 8, 2005

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

	(Unaudited)
	As of	As of
	June 30, 2005	Dec. 31, 2004

ASSETS
UTILITY PLANT, at original cost	$170,902,011	$165,047,807
Plant acquisition adjustments	(1,330,419)	(1,347,212)
Accumulated depreciation	(25,480,063)	(24,246,705)
Net utility plant	144,091,529	139,453,890

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $124,862 in 2005
and $121,976 in 2004	503,835	506,721

CURRENT ASSETS:
Cash and cash equivalents	-	164,235
Receivables, less reserves of $130,000 in 2005 and 2004	2,785,811	2,600,277
Unbilled revenues	1,076,845	1,107,842
Materials and supplies, at cost	744,442	693,392
Prepaid expenses	436,128	373,471
Deferred income taxes	88,825	88,655
Total current assets	5,132,051	5,027,872

OTHER LONG-TERM ASSETS:
Prepaid pension cost	145,589	680,262
Deferred debt expense	797,701	796,657
Notes receivable	2,242,989	2,241,575
Deferred regulatory assets	4,762,434	4,459,656
Other	2,970,912	2,899,816
Total long-term assets	10,919,625	11,077,966

Total Assets	$160,647,040	$156,066,449

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets

	(Unaudited)
	As of	As of
	June 30, 2005	Dec. 31, 2004

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 31,000,000 shares,	$41,507,843	$41,014,215
issued and outstanding 6,912,230 shares in 2005
and 6,887,047 shares in 2004
Retained earnings	7,749,088	7,191,739
Accumulated other comprehensive loss	(510,119)	(168,628)
Total common stockholders' equity	48,746,812	48,037,326

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	39,854,754	35,574,416

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	1,500,000	-
Current portion of long-term debt	12,039,225	16,339,029
Accounts payable	1,140,805	1,798,289
Dividends payable	854,780	845,608
Accrued taxes	368,603	591,324
Accrued interest	778,010	761,132
Deferred regulatory liabilities	88,825	88,655
Other accrued expenses	639,248	740,583
Total current liabilities	17,409,496	21,164,620

DEFERRED CREDITS:
Customers' advances for construction	23,204,884	20,574,800
Contributions in aid of construction	14,067,966	14,066,754
Deferred income taxes	11,550,979	11,411,751
Deferred investment tax credits	1,101,306	1,120,880
Deferred regulatory liabilities	789,270	801,580
Deferred employee benefits	3,050,168	3,017,330
Obligation under interest rate swap	871,405	296,992
Total deferred credits	54,635,978	51,290,087

Total Stockholders' Equity and Liabilities	$160,647,040	$156,066,449

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income

	(Unaudited)		(Unaudited)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

WATER OPERATING REVENUES:
Residential	$4,188,198	$3,341,538	$8,082,500	$6,645,953
Commercial and industrial	2,003,746	1,711,156	3,832,949	3,318,642
Other	502,337	445,268	1,013,159	896,732
	6,694,281	5,497,962	12,928,608	10,861,327

OPERATING EXPENSES:
Operation and maintenance	1,322,797	1,251,669	2,546,967	2,422,896
Administrative and general	1,357,168	1,170,845	2,705,460	2,305,760
Depreciation and amortization	588,752	473,935	1,177,338	947,870
Taxes other than income taxes	233,796	235,761	475,338	465,766
	3,502,513	3,132,210	6,905,103	6,142,292

Operating income	3,191,768	2,365,752	6,023,505	4,719,035

OTHER INCOME (EXPENSES):
Interest on long-term debt	(884,003)	(766,981)	(1,759,643)	(1,456,728)
Interest on short-term debt	(7,841)	(32,271)	(8,838)	(73,988)
Allowance for funds used during construction	22,327	239,679	61,993	443,070
Gain on sale of land	-	-	-	743,195
Other income (expenses), net	9,588	(182,813)	(43,821)	(238,411)
	(859,929)	(742,386)	(1,750,309)	(582,862)

Income before income taxes	2,331,839	1,623,366	4,273,196	4,136,173

Federal and state income taxes	853,810	573,576	1,564,998	1,509,202

Net income	$1,478,029	$1,049,790	$2,708,198	$2,626,971

Basic Earnings Per Share	$0.21	$0.16	$0.39	$0.41

Cash Dividends Declared Per Share	$0.156	$0.145	$0.312	$0.290

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statement of Common Stockholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2005
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Loss	Total

Balance, December 31, 2004	$41,014,215	$7,191,739	$(168,628)	$48,037,326
Net income	-	2,708,198	-	2,708,198
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(341,491)	(341,491)
Comprehensive income				2,366,707

Dividends ($.312 per share)	-	(2,150,849)	-	(2,150,849)
Issuance of common stock under
dividend reinvestment plan	446,909	-	-	446,909
Issuance of common stock under
employee stock purchase plan	46,719	-	-	46,719
Balance, June 30, 2005	$41,507,843	$7,749,088	$(510,119)	$48,746,812

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,708,198	$2,626,971
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	-	(743,195)
Depreciation and amortization	1,177,338	947,870
Amortization of deferred income	(63,200)	(63,624)
Equity portion of AFUDC	(27,353)	(121,474)
Unrealized gain on swap transaction	(424)	-
Provision for losses on accounts receivable	65,000	65,000
Increase in deferred income taxes	245,877	1,185,055
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(219,537)	(106,209)
Increase in recoverable income taxes	-	(143,888)
Increase in materials and supplies	(51,050)	(128,966)
(Increase) decrease in prepaid expenses and prepaid pension costs	162,343	(101,639)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities and deferred employee benefits	123,111	740,226
Decrease in accrued interest and taxes	(205,843)	(202,964)
(Increase) decrease in regulatory and other assets	19,409	(242,039)
Net cash provided by operating activities	3,933,869	3,711,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $34,640 in 2005 and $321,596 in 2004	(6,588,293)	(14,638,955)
Proceeds from sale of land	-	792,021
(Increase) decrease in notes receivable	(6,199)	10,056
Net cash used in investing activities	(6,594,492)	(13,836,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	3,260,353	1,592,200
Repayments of customer advances	(561,072)	(205,534)
Borrowings of long-term debt	-	7,300,000
Debt issuance costs	(35,378)	(11,790)
Repayments of long-term debt	(19,466)	(19,272)
Borrowings under line-of-credit agreements	4,113,187	22,957,576
Repayments under line-of-credit agreements	(2,613,187)	(20,092,771)
Issuance of common stock under dividend reinvestment plan	446,909	425,207
Issuance of common stock under employee stock purchase plan	46,719	42,121
Dividends paid	(2,141,677)	(1,861,983)
Net cash provided by financing activities	2,496,388	10,125,754

Net change in cash and cash equivalents	(164,235)	-
Cash and cash equivalents at beginning of period	164,235	-
Cash and cash equivalents at end of period	$(0)	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,686,721	$1,006,510
Income taxes	1,504,439	771,754

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $557,537 in 2005 and $1,857,023 in 2004 for the construction of utility plant.
The change in notes receivable includes ($4,785) in 2005 and $176,216 in 2004 offset by like amounts of customer advances.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements

1.	Interim Financial Information

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2004.

Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended June 30, 2005 and 2004 were based on weighted average shares outstanding of 6,900,569 and 6,431,645, respectively.

Basic earnings per share for the six months ended June 30, 2005 and 2004 were based on weighted average shares outstanding of 6,894,989 and 6,426,533, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

The Company has capital commitments with regard to its Susquehanna River Pipeline Project to the pipe supplier, subcontractor, and engineer on the project. Of the total committed of approximately $20.7 million, $0.2 million remains to be incurred as of June 30, 2005.

As of June 30, 2005 the Company had committed a total of $1.6 million to purchase and install a new enterprise software system, $0.6 million of which remained to be incurred.

During the second quarter of 2005, the Company committed an additional $1.1 million for a new meter reading system to be installed over the next 2 years. As of the end of the quarter, of the total committed of $4.2 million, $3.7 million remained to be incurred.

The Company announced the acquisition of three water systems (Spring Grove Water Company, Spring Grove Borough and Mountain View Water Company) during the first quarter of 2005. The aggregate purchase price of the three transactions is approximately $2.3 million. The closing of two of these acquisitions took place on July 6, 2005, and the third is expected to occur during the last four months of 2005. See Footnote 8, “Subsequent Event.”

THE YORK WATER COMPANY

Notes to Interim Financial Statements (continued)

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Service Cost	$ 146,714	$ 125,880	$ 293,428	$ 251,760
Interest Cost	254,362	247,290	508,724	494,580
Expected return on plan assets	(240,249)	(228,958)	(480,498)	(457,916)
Amortization of loss	36,842	32,570	73,684	65,140
Amortization of prior service cost	69,668	97,178	139,336	194,356
Rate-regulated adjustment	(154,837)	(213,431)	(309,674)	(426,862)
Net periodic pension expense	$ 112,500	$ 60,529	$ 225,000	$ 121,058

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $450,000 to its pension plans in 2005. As of June 30, 2005, no contributions had been made.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge). The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. Through the second quarter of 2005, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Long-Term Debt

The Company’s $4.3 million 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, had a mandatory tender date of June 1, 2005. The interest rate was redetermined to 3.75% on June 1, 2005. Under the terms of the bonds, existing bond holders were permitted to retain their bonds at the 3.75% interest rate. All bonds not retained by current bond holders were remarketed. The newly issued bonds and the retained bonds will mature on June 1, 2010. As a result of this transaction, $4.3 million was transferred from current maturities to long term.

THE YORK WATER COMPANY

Notes to Interim Financial Statements (continued)

8.	Other Comprehensive Income

Comprehensive income was as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net Income	$ 1,478,029	$ 1,049,790	$ 2,708,198	$ 2,626,971

Unrealized loss on interest rate swap	(679,143)	-	(663,068)	-
Reclassification adjustment for
amounts recognized in net income	40,403	-	88,230	-
Related income tax effects	259,287	-	233,347	-
	(379,453)	-	(341,491)	-

Comprehensive income	$ 1,098,576	$ 1,049,790	$ 2,366,707	$ 2,626,971

9.	Subsequent Event

On July 6, 2005, the Company closed its acquisition of the stock of Spring Grove Water Company and the assets comprising the Spring Grove Borough water systems. The aggregate purchase price paid by the Company at the closing was approximately $1.9 million. The Company will be required to pay the former owner of Spring Grove Water Company an additional amount of consideration based on the amount of water such former owner purchases from the Company over the 60-month period following the closing, which amount may not exceed $328,000.

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

General Information

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to 2.23 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12 million gallons of water per day. The Company's present average daily availability is approximately 35 million gallons.

The Company's service territory had an estimated population of 158,000 as of December 31, 2004. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.

On July 6, 2005, the Company closed its acquisition of the stock of Spring Grove Water Company and the assets comprising the Spring Grove Borough water systems. The aggregate purchase price paid by the Company at the closing was approximately $1.9 million, which was paid from borrowings under its lines of credit. The Company will be required to pay the former owner of Spring Grove Water Company an additional amount of consideration based on the amount of water such former owner purchases from the Company over the 60-month period following the closing, which amount may not exceed $328,000. These acquisitions added approximately 1,000 new customers in York County, Pennsylvania. The Company is serving the new customers from its fully filtered and treated water supply through a main which has been constructed by the Company to interconnect with the purchased distribution facilities.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Three Months Ended June 30, 2005 Compared
With Three Months Ended June 30, 2004

Net income for the second quarter of 2005 was $1,478,029, an increase of $428,239, or 40.8%, from net income of $1,049,790 for the same period of 2004. Higher water operating revenues were the primary contributing factor, but were partially offset by increased operating expenses.

Water operating revenues for the three months ended June 30, 2005 increased $1,196,319, or 21.8%, from $5,497,962 for the three months ended June 30, 2004 to $6,694,281 for the corresponding 2005 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. A 15.9% rate increase effective November 9, 2004 accounted for approximately $918,000 of the increase in water operating revenues in the second quarter of 2005. The average number of customers served in the second quarter of 2005 increased as compared to the same period in 2004 by 1,513, from 52,330 to 53,843 customers. Increased residential per capita consumption caused the remainder of the increase in revenues.

Operating expenses for the second quarter of 2005 increased $370,303, or 11.8%, from $3,132,210 for the second quarter of 2004 to $3,502,513 for the corresponding 2005 period. Higher depreciation expense of approximately $115,000 due to increased plant investment (in particular, the investment associated with the Susquehanna River Pipeline), higher wages of approximately $48,000, increased distribution system and pumping station maintenance of approximately $50,000 and higher pension expense of approximately $52,000 were the principal reasons for the increase. Higher chemical prices, increased health and general insurance premiums, higher rate case and shareholder expenses and miscellaneous administrative expenses related to credit rating and banking fees aggregating approximately $84,000 also contributed to the increase.

Interest expense on long-term debt for the second quarter of 2005 was $117,022, or 15.3%, higher than the same period in 2004 due to an increase in amounts outstanding. The Company issued tax-exempt debt through the Pennsylvania Economic Development Financing Authority, or the PEDFA, in the amount of $12,000,000 in December 2004. The tax-exempt debt was issued primarily to pay down short-term debt incurred to fund the Susquehanna River Pipeline Project.

Interest expense on short-term debt for the second quarter of 2005 was $24,430, or 75.7%, lower than the same period in 2004 due to a decrease in short-term borrowings. The average short-term debt outstanding was $650,301 for the second quarter of 2005 and $5,924,489 for the second quarter of 2004. Most of the 2004 short-term debt outstanding was incurred to fund the Susquehanna River Pipeline Project and was repaid with proceeds from the Company’s two tax-exempt debt issuances and the stock issuance during 2004.

Allowance for funds used during construction decreased $217,352 from $239,679 in the second quarter of 2004 to $22,327 in the 2005 period. A decreased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $191,000 accounted for the majority of the decrease.

Other income, net increased by $192,401 in the second quarter of 2005 as compared to the same period of 2004 primarily due to a termination settlement of approximately $144,000 in 2004. Decreased contributions and supplemental retirement expenses and increased interest income on water district notes of approximately $54,000 contributed to the increase in income.

Federal and state income taxes increased by $280,234, or 48.9%, due to an increase in pre-tax income. The effective tax rate was 36.6% in the second quarter of 2005 and 35.3% in the second quarter of 2004.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Six Months Ended June 30, 2005 Compared
With Six Months Ended June 30, 2004

Net income for the first half of 2005 was $2,708,198, an increase of $81,227 or 3.1%, compared to net income of $2,626,971 for the same period of 2004. Higher water operating revenues in 2005 were the primary contributing factor but were partially offset by higher operating expenses in 2005 and a gain on the sale of land, a higher allowance for funds used during construction and lower interest expenses in 2004.

Water operating revenues for the six-month period ended June 30, 2005 increased $2,067,281, or 19.0%, from $10,861,327 for the six months ended June 30, 2004 to $12,928,608 for the corresponding 2005 period. A 15.9% rate increase effective November 9, 2004 accounted for approximately $1,774,000 of the increase in water operating revenues in the first half of 2005. The average number of customers served in the first half of 2005 increased as compared to the same period in 2004 by 1,411, from 52,192 to 53,603 customers. Increased residential per capita consumption caused the remainder of the increase in revenues.

Operating expenses for the first six months of 2005 increased $762,811, or 12.4%, from $6,142,292 for the first half of 2004 to $6,905,103 for the corresponding 2005 period. Higher depreciation expense of approximately $229,000 due to increased plant investment (in particular, the investment associated with the Susquehanna River Pipeline), higher wages of approximately $135,000 and higher pension expense of approximately $104,000 were the principal reasons for the increase. Higher health insurance premiums, higher customer accounts and shareholder expenses, increased contractual accounting expenses related to internal controls, higher rate case expense and miscellaneous administrative expenses related to credit rating and banking fees aggregating approximately $225,000 contributed to the increase. Reduced transmission and distribution expenses for maintenance of meters and hydrants of approximately $28,000 partially offset the increase.

Interest expense on long-term debt for the first half of 2005 was $302,915, or 20.8%, higher than the same period in 2004 due to an increase in amounts outstanding. The Company issued tax-exempt debt through the Pennsylvania Economic Development Financing Authority, or the PEDFA, in the amount of $7,300,000 in April 2004 and $12,000,000 in December 2004. The tax-exempt debt was issued primarily to pay down short-term debt incurred to fund the Susquehanna River Pipeline Project.

Interest expense on short-term debt for the first half of 2005 was $65,150, or 88.1%, lower than the same period in 2004 due to a decrease in short-term borrowings. The average short-term debt outstanding was $379,855 for the first half of 2005 and $6,846,761 for the first half of 2004. Most of the 2004 short-term debt outstanding was incurred to fund the Susquehanna River Pipeline Project and was repaid with proceeds from the Company’s two tax-exempt debt issuances and the stock issuance during 2004.

Allowance for funds used during construction decreased $381,077 from $443,070 in the first six months of 2004 to $61,993 in the 2005 period. A decreased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $340,000 accounted for the majority of the decrease.

A gain of $743,195 was recorded in the first quarter of 2004 for the sale of land. No significant land sales or other similar events occurred during the first half of 2005.

Other expense, net decreased by $194,590 in the first half of 2005 as compared to the same period of 2004 primarily due to a termination settlement of approximately $144,000 in 2004. Decreased contributions and supplemental retirement expenses and increased interest income on water district notes of approximately $47,000 contributed to the decrease.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Federal and state income taxes increased by $55,796, or 3.7%, due to an increase in pre-tax income. The effective tax rate was 36.6% in the first half of 2005 and 36.5% in the first half of 2004.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 28, 2004 seeking an increase of $4,869,970, which would have represented a 22.1% increase in rates. On September 30, 2004, the PPUC authorized an increase in rates designed to produce approximately $3,500,000 in additional annual operating revenues, which represents an increase of 15.9%. The rate increase became effective on November 9, 2004 when the Susquehanna River Pipeline became operational. The Company currently plans to file its next rate increase request in April 2006.

Liquidity and Capital Resources

As of June 30, 2005, current liabilities exceeded current assets by $12,277,445. The excess was due to the classification of the $12,000,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 as current because the bondholders can tender their bonds at any time. The Company believes the bonds would be successfully remarketed if tendered. The Company had $1,500,000 in short-term borrowings under its lines of credit as of June 30, 2005. The Company maintains lines of credit aggregating $26,500,000. Loans granted under these lines of credit bear interest at LIBOR plus .875 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

During the first six months of 2005, net cash used in investing activities exceeded net cash provided by operating and financing activities by $164,235. The Company anticipates that this will continue to be the case during the remainder of 2005. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, and customer advances will be used to satisfy the need for additional cash.

During the first half of 2005, the Company incurred $5,861,537 of construction expenditures. Approximately $2.4 million, or 42%, of the expenditures were for the Susquehanna River Pipeline Project, the automated meter reading system, and the enterprise software system. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, proceeds from the issuance of common stock under its DRIP and ESPP and proceeds remaining from its December 2004 tax-exempt bond issuance. The Company anticipates construction expenditures for the remainder of 2005 of approximately $6,180,000, primarily for projects relating to the Company’s transmission and distribution systems, the aforementioned continuing projects and certain construction expenses related to the Mountain View acquisition. The Company plans to finance these future expenditures using internally-generated funds, short-term borrowings, customer advances and proceeds from the issuance of common stock under the DRIP and ESPP.

On July 6, 2005, the Company closed its acquisition of the stock of Spring Grove Water Company and the assets comprising the Spring Grove Borough water systems. The aggregate purchase price paid by the Company at the closing was approximately $1.9 million, which was paid from borrowings under its lines of credit.

The Company's $4.3 million 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, had a mandatory tender date of June 1, 2005. The interest rate was redetermined to 3.75% on June 1, 2005. Under the terms of the bonds, existing bond holders had the opportunity to retain their bonds at the 3.75% interest rate. All bonds not retained by current bond holders were remarketed. The newly issued bonds and the retained bonds will mature on June 1, 2010.

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

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, does not use derivative financial instruments for speculative trading purposes with the exception of the interest rate swap agreement previously mentioned, has no lease obligations and does not have material transactions involving related parties.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation is not expected to materially impact our financial statements.

In April 2005, the FASB issued Staff Position No. FAS19-1 “Accounting for Suspended Well Costs.” The adoption of FASB Staff Position FAS19-1 will have no impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle and those changes required by an accounting pronouncement if there are no specific transition provisions. Previous to this Statement, the cumulative effect of the change in accounting principle was included as an adjustment to net income in the period of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes this statement will not have a material impact on its results of operations or financial position.

In May 2005, the FASB issued FSP EITF 00-19-1, “Application of EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’ to Freestanding Financial Instruments Originally Issued as Employee Compensation.” The guidance in this FSP is to be applied in accordance with the effective date and transition provisions of Statement 123(R). The adoption of this Staff Position will have no impact on our financial statements.

THE YORK WATER COMPANY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company currently has available $26,500,000 under lines of credit with four banks, under which there were borrowings of $1,500,000 at an interest rate of 4.035% as of June 30, 2005. Loans granted under these lines bear interest based upon LIBOR plus .875 to 1.25 percent. Other than lines of credit, the Company has long-term fixed-rate debt obligations and a variable-rate long-term debt obligation, the PEDFA Series B issue.

The Company’s $12,000,000 PEDFA Series B bonds carry a variable interest rate and can be tendered at any time. When the bonds are tendered they are subject to a remarketing agreement. As a result, the $12,000,000 is classified as current maturities of long-term debt. The Company believes the bonds would be successfully remarketed if tendered. The Company entered into an interest rate swap agreement to manage risk associated with the variable interest rate. The swap essentially fixes the interest rate on the PEDFA Series B issue at 3.16%.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that, in light of the remaining material weakness in the Company’s internal control over financial reporting related to the billing function described in part (b) below, the Company's disclosure controls and procedures as of the end of the period covered by this report are not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Change in Internal Control over Financial Reporting

During the Company’s most recent fiscal quarter, additional testing of the treasury function and check processing system controls was performed. Management believes that these controls are now effective and the material weakness relating to these areas has been eliminated.

Implementation of the billing portion of the new enterprise software system is now not expected to be completed until the first quarter of 2006. As a result of this delay, interim measures, such as additional verification and reconciliation as well as enhanced physical security, are being implemented in an effort to make our billing function controls effective. Additional testing will be performed during the third quarter.

Company management participated in training programs related to non-routine transactions and consulted available resources on a regular basis during the two most recent fiscal quarters. Management believes that available resources are adequate to provide the necessary expertise in applying generally accepted accounting principles to non-routine transactions and recording them properly. As a result, management believes adequate controls are now in place.

THE YORK WATER COMPANY

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 2, 2005 at the Yorktowne Hotel, 48 East Market Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

(1)		To elect three (3) Directors to three-year terms of office.
The actions taken by the Shareholders concerning the election of Directors are as follows:
	Votes for Each Nominee		Votes Withheld for Each Nominee
John L. Finlayson	5,577,557.174	votes	124,092.36	votes
Chloé R. Eichelberger	5,574,985.644	votes	126,663.89	votes
Thomas C. Norris	5,574,582.620	votes	127,066.91	votes

The following Directors’ terms of office continued after the Annual Meeting:

	George Hay Kain, III	Irvin S. Naylor
	George W. Hodges	William T. Morris
	Michael W. Gang	Jeffrey S. Osman

(2)		To appoint Beard Miller Company LLP as independent public accountants to audit the financial statements of the Company for the year 2005.

The actions taken by the Shareholders concerning the appointment of Beard Miller Company LLP independent accountants are as follows:

	For Approval	5,632,714.984	Shares
	Against Approval	35,235.620	Shares
	Abstaining From Voting	33,697.940	Shares

Item 6.	Exhibits
The following Part 1 exhibits are attached to this report:
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE YORK WATER COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: August 8, 2005	By:	/s/ Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: August 8, 2005	By:	/s/ Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer