Form 10-Q
period 2005-09-30
YORK WATER CO
filed 2005-11-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2005	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,922,193 Shares outstanding as of November 9, 2005

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	(Unaudited)
	As of	As of
	Sept. 30, 2005	Dec. 31, 2004

ASSETS
UTILITY PLANT, at original cost	$178,300,871	$165,047,807
Plant acquisition adjustments	(1,133,222)	(1,347,212)
Accumulated depreciation	(26,481,614)	(24,246,705)
Net utility plant	150,686,035	139,453,890

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $125,844 in 2005
and $121,976 in 2004	512,025	506,721

CURRENT ASSETS:
Cash and cash equivalents	-	164,235
Receivables, less reserves of $130,000 in 2005 and 2004	3,167,170	2,600,277
Unbilled revenues	1,019,707	1,107,842
Materials and supplies, at cost	902,984	693,392
Prepaid expenses	468,470	373,471
Deferred income taxes	88,825	88,655
Total current assets	5,647,156	5,027,872

OTHER LONG-TERM ASSETS:
Prepaid pension cost	215,753	680,262
Deferred debt expense	779,306	796,657
Notes receivable	2,236,013	2,241,575
Deferred regulatory assets	4,870,034	4,459,656
Other	3,021,818	2,899,816
Total long-term assets	11,122,924	11,077,966

Total Assets	$167,968,140	$156,066,449

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Balance Sheets

	(Unaudited)
	As of	As of
	Sept. 30, 2005	Dec. 31, 2004

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 31,000,000 shares,	$41,750,858	$41,014,215
issued and outstanding 6,922,193 shares in 2005
and 6,887,047 shares in 2004
Retained earnings	8,405,886	7,191,739
Accumulated other comprehensive loss	(269,917)	(168,628)
Total common stockholders' equity	49,886,827	48,037,326

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	39,844,887	35,574,416

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	4,997,231	-
Current portion of long-term debt	12,039,323	16,339,029
Accounts payable	3,223,502	1,798,289
Dividends payable	856,763	845,608
Accrued taxes	427,614	591,324
Accrued interest	480,045	761,132
Deferred regulatory liabilities	88,825	88,655
Other accrued expenses	727,718	740,583
Total current liabilities	22,841,021	21,164,620

DEFERRED CREDITS:
Customers' advances for construction	23,813,736	20,574,800
Contributions in aid of construction	14,231,485	14,066,754
Deferred income taxes	11,950,934	11,411,751
Deferred investment tax credits	1,091,519	1,120,880
Deferred regulatory liabilities	781,559	801,580
Deferred employee benefits	3,062,403	3,017,330
Obligation under interest rate swap	463,769	296,992
Total deferred credits	55,395,405	51,290,087

Total Stockholders' Equity and Liabilities	$167,968,140	$156,066,449

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

WATER OPERATING REVENUES:
Residential	$4,488,201	$3,390,530	$12,570,701	$10,036,483
Commercial and industrial	2,204,742	1,725,473	6,037,691	5,044,115
Other	514,297	453,125	1,527,456	1,349,857
	7,207,240	5,569,128	20,135,848	16,430,455

OPERATING EXPENSES:
Operation and maintenance	1,388,395	1,294,513	3,935,362	3,717,409
Administrative and general	1,382,047	1,170,481	4,087,507	3,476,241
Depreciation and amortization	588,670	473,935	1,766,008	1,421,805
Taxes other than income taxes	213,176	220,897	688,514	686,663
	3,572,288	3,159,826	10,477,391	9,302,118

Operating income	3,634,952	2,409,302	9,658,457	7,128,337

OTHER INCOME (EXPENSES):
Interest on long-term debt	(852,911)	(769,968)	(2,612,554)	(2,226,696)
Interest on short-term debt	(44,933)	(43,253)	(53,771)	(117,241)
Allowance for funds used during construction	48,055	396,584	110,048	839,654
Gain on sale of land	-	-	-	743,195
Other income (expenses), net	3,316	(38,569)	(40,505)	(276,980)
	(846,473)	(455,206)	(2,596,782)	(1,038,068)

Income before income taxes	2,788,479	1,954,096	7,061,675	6,090,269

Federal and state income taxes	1,053,374	715,226	2,618,372	2,224,428

Net income	$1,735,105	$1,238,870	$4,443,303	$3,865,841

Basic Earnings Per Share¹	$0.25	$0.18	$0.64	$0.59

Cash Dividends Declared Per Share	$0.156	$0.145	$0.468	$0.435

The accompanying notes are an integral part of these statements.

¹ See note 2 for weighted average shares used in the calculation.

THE YORK WATER COMPANY

Consolidated Statement of Common Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2005
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Loss	Total

Balance, December 31, 2004	$41,014,215	$7,191,739	$(168,628)	$48,037,326
Net income	-	4,443,303	-	4,443,303
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(101,289)	(101,289)
Comprehensive income				4,342,014

Dividends ($.468 per share)	-	(3,229,156)	-	(3,229,156)
Issuance of common stock under
dividend reinvestment plan	667,309	-	-	667,309
Issuance of common stock under
employee stock purchase plan	69,334	-	-	69,334
Balance, September 30, 2005	$41,750,858	$8,405,886	$(269,917)	$49,886,827

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Cash Flows

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,443,303	$3,865,841
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	-	(743,195)
Depreciation and amortization	1,766,008	1,421,805
Amortization of deferred income	(94,800)	(95,436)
Equity portion of AFUDC	(48,557)	(161,248)
Unrealized gain on swap transaction	(3,724)	-
Provision for losses on accounts receivable	97,500	97,500
Increase in deferred income taxes	320,526	1,777,053
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(576,016)	(157,100)
Increase in recoverable income taxes	-	(132,674)
Increase in materials and supplies	(209,592)	(183,618)
Increase in prepaid expenses and prepaid pension costs	(95,000)	(34,101)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities and deferred employee benefits	1,299,668	2,164,616
Decrease in accrued interest and taxes	(444,797)	(453,152)
(Increase) decrease in regulatory and other assets	11,143	(617,618)
Net cash provided by operating activities	6,465,662	6,748,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $61,491 in 2005 and $678,406 in 2004	(10,621,701)	(21,613,310)
Acquisitions of water systems, net	(1,963,485)	-
Proceeds from sale of land	-	792,021
Decrease in notes receivable	777	20,669
Net cash used in investing activities	(12,584,409)	(20,800,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	4,394,311	2,130,644
Repayments of customer advances	(891,059)	(371,775)
Borrowings of long-term debt	-	7,300,000
Debt issuance costs	(35,378)	(11,790)
Repayments of long-term debt	(29,235)	(28,944)
Borrowings under line-of-credit agreements	9,984,795	32,009,524
Repayments under line-of-credit agreements	(4,987,564)	(31,719,077)
Issuance of 415,000 shares of common stock	-	6,836,185
Issuance of common stock under dividend reinvestment plan	667,309	635,757
Issuance of common stock under employee stock purchase plan	69,334	64,287
Dividends paid	(3,218,001)	(2,792,864)
Net cash provided by financing activities	5,954,512	14,051,947

Net change in cash and cash equivalents	(164,235)	-
Cash and cash equivalents at beginning of period	164,235	-
Cash and cash equivalents at end of period	$(0)	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,868,973	$1,861,867
Income taxes	2,271,816	917,009

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $1,683,007 in 2005 and $1,027,067 in 2004 for the construction of utility plant.
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

Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 2005 and 2004 were based on weighted average shares outstanding of 6,912,338 and 6,769,626, respectively.

Basic earnings per share for the nine months ended September 30, 2005 and 2004 were based on weighted average shares outstanding of 6,900,835 and 6,542,154, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

The Company has capital commitments with regard to its Susquehanna River Pipeline Project to the pipe supplier, subcontractor, and engineer on the project. Of the total committed of approximately $20.8 million, $0.3 million remained to be incurred as of September 30, 2005.

As of September 30, 2005 the Company had committed a total of $1.7 million to purchase and install a new enterprise software system, $0.3 million of which remained to be incurred.

As of September 30, 2005 the Company had committed a total of $4.2 million for a new meter reading system to be installed over the next 2 years. As of the end of the quarter, $3.0 million remained to be incurred.

THE YORK WATER COMPANY

Notes to Interim Financial Statements (continued)

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Service Cost	$ 146,714	$ 125,881	$ 440,142	$ 377,641
Interest Cost	254,362	247,291	763,086	741,871
Expected return on plan assets	(240,249)	(228,957)	(720,747)	(686,873)
Amortization of loss	36,842	32,568	110,526	97,708
Amortization of prior service cost	69,668	97,176	209,004	291,532
Rate-regulated adjustment	(154,837)	(187,445)	(464,511)	(614,307)
Net periodic pension expense	$ 112,500	$ 86,514	$ 337,500	$ 207,572

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $450,000 to its pension plans in 2005. As of September 30, 2005, no contributions had been made. The company expects to make the $450,000 contribution in the fourth quarter of 2005.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge). The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. Through the third quarter of 2005, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Other Comprehensive Income

	Comprehensive income was as follows:
		Three Months Ended September 30		Nine Months Ended September 30
		2005	2004	2005	2004

	Net Income	$ 1,735,105	$ 1,238,870	$ 4,443,303	$ 3,865,841

	Unrealized gain (loss) on
	interest rate swap	372,694	-	(290,374)	-
	Reclassification adjustment for
	amounts recognized in net income	31,641	-	119,871	-
	Related income tax effects	(164,133)	-	69,214	-
		240,202	-	(101,289)	-

	Comprehensive income	$ 1,975,307	$ 1,238,870	$ 4,342,014	$ 3,865,841

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

On July 6, 2005, the Company closed its acquisition of the stock of Spring Grove Water Company and the assets comprising the Spring Grove Borough water systems. The aggregate purchase price paid by the Company at the closing was approximately $2.0 million, which was paid from borrowings under its lines of credit. The Company will be required to pay the former owner of Spring Grove Water Company an additional amount of consideration based on the amount of water such former owner purchases from the Company over the 60-month period following the closing, which amount may not exceed $328,000. As of September 30, 2005, the Company had made payments amounting to $5,866. These acquisitions added approximately 1,000 new customers in York County, Pennsylvania. The Company is serving the new customers from its fully filtered and treated water supply through a main which has been constructed by the Company to interconnect with the purchased distribution facilities.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Three Months Ended September 30, 2005 Compared
With Three Months Ended September 30, 2004

Net income for the third quarter of 2005 was $1,735,105, an increase of $496,235, or 40.1%, from net income of $1,238,870 for the same period of 2004. Higher water operating revenues were the primary contributing factor, but were partially offset by increased operating expenses.

Water operating revenues for the three months ended September 30, 2005 increased $1,638,112, or 29.4%, from $5,569,128 for the three months ended September 30, 2004 to $7,207,240 for the corresponding 2005 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. A 15.9% rate increase effective November 9, 2004 accounted for approximately $989,000 of the increase in water operating revenues in the third quarter of 2005. The average number of customers served in the third quarter of 2005 increased as compared to the same period in 2004 by 2,130, from 52,698 to 54,828 customers due to growth in our service territory and the Spring Grove acquisition. Increased per capita consumption caused the remainder of the increase in revenues.

Operating expenses for the third quarter of 2005 increased $412,462, or 13.1%, from $3,159,826 for the third quarter of 2004 to $3,572,288 for the corresponding 2005 period. Higher depreciation expense of approximately $115,000 due to increased plant investment (in particular, the investment associated with the Susquehanna River Pipeline), higher wages of approximately $69,000, training and conversion expenses for the new computer system of approximately $48,000 and higher chemical prices and usage of approximately $46,000 were the principal reasons for the increase. Higher pension expense, increased health insurance premiums, new service line, meter reading and increased filter plant and pumping station maintenance expenses aggregating approximately $119,000 also contributed to the increase. Reduced permitting expenses and transmission and distribution expenses for maintenance of tanks of approximately $29,000 partially offset the increase.

Interest expense on long-term debt for the third quarter of 2005 was $82,943, or 10.8%, higher than the same period in 2004 due to an increase in amounts outstanding. The Company issued tax-exempt debt through the Pennsylvania Economic Development Financing Authority, or the PEDFA, in the amount of $12,000,000 in December 2004. The tax-exempt debt was issued primarily to pay down short-term debt incurred to fund the Susquehanna River Pipeline Project.

Interest expense on short-term debt for the third quarter of 2005 was $44,933, which was consistent with $43,253 for the third quarter of 2004.

Allowance for funds used during construction decreased $348,529 from $396,584 in the third quarter of 2004 to $48,055 in the 2005 period. A decreased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $330,000 accounted for the majority of the decrease.

Other income, net increased $41,885 in the third quarter of 2005 compared to the same period of 2004. The increase was due primarily to increased interest income on water district notes of approximately $30,000. Decreased contributions and supplemental retirement expenses also contributed to the increase in income.

Federal and state income taxes increased by $338,148, or 47.3%, due to an increase in pre-tax income. The effective tax rate was 37.8% in the third quarter of 2005 and 36.6% in the third quarter of 2004.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Nine Months Ended September 30, 2005 Compared
With Nine Months Ended September 30, 2004

Net income for the first nine months of 2005 was $4,443,303, an increase of $577,462 or 14.9%, compared to net income of $3,865,841 for the same period of 2004. Higher water operating revenues in 2005 were the primary contributing factor but were partially offset by higher operating expenses in 2005 and a gain on the sale of land, a higher allowance for funds used during construction and lower interest expenses in 2004.

Water operating revenues for the nine-month period ended September 30, 2005 increased $3,705,393, or 22.6%, from $16,430,455 for the nine months ended September 30, 2004 to $20,135,848 for the corresponding 2005 period. A 15.9% rate increase effective November 9, 2004 accounted for approximately $2,762,000 of the increase in water operating revenues. The average number of customers served in the first nine months of 2005 increased as compared to the same period in 2004 by 1,651, from 52,361 to 54,012 customers. Increased per capita consumption caused the remainder of the increase in revenues.

Operating expenses for the first nine months of 2005 increased $1,175,273, or 12.6%, from $9,302,118 for the first nine months of 2004 to $10,477,391 for the corresponding 2005 period. Higher depreciation expense of approximately $344,000 due to increased plant investment (in particular, the investment associated with the Susquehanna River Pipeline), higher wages of approximately $204,000 and higher pension expense of approximately $130,000 were the principal reasons for the increase. Higher health insurance premiums, higher customer and shareholder expenses, higher chemical prices and usage, increased contractual accounting and computer expenses, higher rate case expense, miscellaneous administrative expenses related to credit rating and banking fees and increased pumping station maintenance expenses aggregating approximately $428,000 contributed to the increase. Reduced distribution system maintenance expenses and lower capital stock taxes partially offset the increase by approximately $53,000.

Interest expense on long-term debt for the first nine months of 2005 was $385,858, or 17.3%, higher than the same period in 2004 due to an increase in amounts outstanding. The Company issued tax-exempt debt through the Pennsylvania Economic Development Financing Authority, or the PEDFA, in the amount of $7,300,000 in April 2004 and $12,000,000 in December 2004. The tax-exempt debt was issued primarily to pay down short-term debt incurred to fund the Susquehanna River Pipeline Project.

Interest expense on short-term debt for the first nine months of 2005 was $63,470, or 54.1%, lower than the same period in 2004 due to a decrease in short-term borrowings. The average short-term debt outstanding was $1,587,431 for the first nine months of 2005 and $6,864,817 for the first nine months of 2004. Most of the 2004 short-term debt outstanding was incurred to fund the Susquehanna River Pipeline Project and was repaid with proceeds from the Company’s two tax-exempt debt issuances and the stock issuance during 2004.

Allowance for funds used during construction decreased $729,606 from $839,654 in the first nine months of 2004 to $110,048 in the 2005 period. A decreased allowance on the costs associated with the Susquehanna River Pipeline Project of approximately $670,000 accounted for the majority of the decrease.

A gain of $743,195 was recorded in the first quarter of 2004 for the sale of land. No significant land sales or other similar events occurred during the first nine months of 2005.

Other expense, net decreased by $236,475 in the first nine months of 2005 as compared to the same period of 2004 primarily due to a termination settlement of approximately $144,000 in 2004. Decreased contributions and supplemental retirement expenses and increased interest income on water district notes aggregating approximately $103,000 contributed to the decrease.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations (continued)

Federal and state income taxes increased by $393,944, or 17.7%, due to an increase in pre-tax income. The effective tax rate was 37.1% in the first nine months of 2005 and 36.5% in the first nine months of 2004.

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

Acquisitions

On July 6, 2005, the Company acquired 100% of the capital stock of Spring Grove Water Company for a purchase price of approximately $973,000. Of the total price, $645,000 was paid from borrowings under the Company’s lines of credit. Up to $328,000 may be paid to the former owner in installments based on the amount of water such former owner purchases from the Company over the 60-month period following the closing. As of September 30, 2005, the Company had made one installment payment totaling approximately $6,000. The acquired company provides water service to 21 customers just outside the Borough of Spring Grove and the P.H. Glatfelter Company. The acquisition included assets with a book value of $296,000 and assumed liabilities of $25,000. The Company recorded an acquisition adjustment of $702,000 and intends to ask the PPUC to amortize these costs over the remaining life of the acquired assets. The Company began to include the operating results of the acquired system in its consolidated operating results on the acquisition date. The results have been immaterial to total company results.

Also on July 6, 2005, the Company acquired the water utility assets of Spring Grove Borough for a purchase price of $1,312,000, which is less than the depreciated original cost of these assets. The Company used borrowings under its lines of credit to fund this purchase. This acquisition added approximately 850 customers.

Settlement on the previously announced acquisition of the Mountain View Water Company is expected to take place in either the fourth quarter of 2005 or the first quarter of 2006. The Company will extend its distribution system and provide facility upgrades as necessary in lieu of an actual payment for the system.

Liquidity and Capital Resources

As of September 30, 2005, current liabilities exceeded current assets by $17,193,865. The excess was due to the classification of the $12,000,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 as current because the bondholders can tender their bonds at any time. The Company believes the bonds would be successfully remarketed if tendered. In addition, the Company had $4,997,231 in short-term borrowings under its lines of credit as of September 30, 2005. The short-term borrowings were incurred to fund acquisitions and construction expenditures. The Company maintains lines of credit aggregating $30,500,000. Loans granted under these lines of credit bear interest at LIBOR plus .70 to 1.25%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

During the first nine months of 2005, net cash used in investing activities exceeded net cash provided by operating and financing activities by $164,235. The Company anticipates that this will continue to be the case during the remainder of 2005. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, and customer advances will be used to satisfy the need for additional cash.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources (continued)

During the first nine months of 2005, the Company incurred $10,715,426 of construction expenditures. Approximately $3.6 million, or 34%, of the expenditures were for the Susquehanna River Pipeline Project, the automated meter reading system, and the enterprise software system. The remaining expenditures were for routine distribution system expenditures. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, proceeds from the issuance of common stock under its DRIP and ESPP and proceeds remaining from its December 2004 tax-exempt bond issuance. The Company anticipates construction expenditures for the remainder of 2005 of approximately $2,410,000, primarily for projects relating to the Company’s transmission and distribution systems, the aforementioned continuing projects and certain construction expenses related to the Mountain View acquisition. The Company plans to finance these future expenditures using internally-generated funds, short-term borrowings, customer advances and proceeds from the issuance of common stock under the DRIP and ESPP.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: regulatory assets and liabilities, the determination of the remaining life of our assets, revenue recognition and the discount rate used in our pension plan calculations. There has been no significant change in our accounting estimates or the method of estimation during the three quarters ended September 30, 2005.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities with the exception of the interest rate swap agreement previously mentioned, does not use derivative financial instruments for speculative trading purposes, has no lease obligations and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The consensus provides for the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of the lease to be the lesser of the subsequently acquired leasehold improvements’ useful life, or a period that reflects renewals that are reasonably assured upon the acquisition or purchase. This EITF is effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. Application of this consensus did not have an impact on our financial statements.

THE YORK WATER COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Impact of Recent Accounting Pronouncements (continued)

In August 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), to defer the requirement of FASB Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” that a freestanding financial instrument originally subject to the SFAS becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. This position is effective upon initial adoption of SFAS No. 123(R). This position is not expected to have an impact on our financial statements

In October 2005, the FASB issued Staff Position No. FAS123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide to constituents guidance on determining the grant date for an award as defined in FASB SFAS No. 123(R), “Share-Based Payment.” This position is effective upon initial adoption of SFAS No. 123(R). This position is not expected to have an impact on our financial statements.

Also in October 2005, The FASB issued Staff Position FAS13-1, “Accounting for Rental Costs Incurred during a Construction Period.” Under this position, rental costs associated with operating leases that are incurred during a construction period shall be recognized as rental expense and cannot be capitalized. This position is effective for the first interim or annual reporting period beginning after December 15, 2005. Adoption of this position will not have a material impact on our financial statements or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit. The Company currently has available $30,500,000 under lines of credit with four banks, under which there were borrowings of $4,997,231 at a weighted average interest rate of 4.553% as of September 30, 2005. Loans granted under these lines bear interest based upon LIBOR plus .70 to 1.25 percent. Other than lines of credit, the Company has long-term fixed-rate debt obligations and a variable-rate long-term debt obligation, the PEDFA Series B issue.

The Company’s $12,000,000 PEDFA Series B bonds carry a variable interest rate and can be tendered at any time. The bonds are subject to a remarketing agreement in the event they are tendered. As a result of the fact that the bonds can be tendered by the holders thereof at any time, the $12,000,000 is classified as current maturities of long-term debt. The Company believes the bonds would be successfully remarketed if tendered. The Company entered into an interest rate swap agreement to manage risk associated with the variable interest rate. The swap essentially fixes the interest rate on the PEDFA Series B issue at 3.16%.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

THE YORK WATER COMPANY

Item 4.	Controls and Procedures (continued)

(b)	Change in Internal Control over Financial Reporting

During the Company’s most recent fiscal quarter, additional testing of the treasury function and check processing system controls was performed. Management believes that these controls are effective and the material weakness relating to these areas has been eliminated.

Implementation of the billing portion of the new enterprise software system is not expected to be completed until the first quarter of 2006. As a result of this delay, interim measures, such as additional verification and reconciliation as well as enhanced physical security, have been implemented in an effort to make our billing function controls effective. Additional testing was performed during the most recent fiscal quarter. Management believes that the interim measures and controls have successfully eliminated the material weakness within the billing function.

Company management participated in training programs related to non-routine transactions and consulted available resources on a regular basis during the three most recent fiscal quarters. Management believes that available resources are adequate to provide the necessary expertise in applying generally accepted accounting principles to non-routine transactions and recording them properly. As a result, management believes adequate controls are now in place.

Part II - Other Information

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

THE YORK WATER COMPANY

Date: November 9, 2005	By:	/s/ Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: November 9, 2005	By:	/s/ Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer