Form 10-K
period 2005-12-31
YORK WATER CO
filed 2006-03-14
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer as defined by rule 12b-2 of the Securities Exchange Act.
YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2005 was $146,124,537.

As of March 10, 2006 there were 6,933,330 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.23 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of water per day. As of December 31, 2005, the Company's average daily consumption was approximately 18.7 million gallons, and its average daily availability was approximately 35 million gallons. As of December 31, 2005, the Company's service territory had an estimated population of 161,000. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers. Operating revenue is derived from the following sources and in the following percentages: residential, 62%; commercial and industrial, 30%; and other, 8%. The Company presently has 97 employees.

During the five year period ended December 31, 2005, the Company maintained an increasing growth in number of customers and distribution facilities as demonstrated by the following chart:

	2005	2004	2003	2002	2001
Average daily consumption (gallons per day)	18,657,000	18,116,000	17,498,000	17,901,000	19,734,000
Miles of mains at year-end	813	784	746	731	717
Additional distribution/transmission mains installed (ft.)	150,939	200,740	79,988	72,121	77,923
Number of customers at year-end	55,731	53,134	51,916	51,023	50,079
Population served at year-end	161,000	158,000	156,000	153,000	149,000

Please refer to the “Highlights of Our 190th Year” section of our 2005 Annual Report to Shareholders filed herewith as Exhibit 13 for summary financial information for the last five years.

For further information, please see the “Financial Reports and Investor Relations” section within the Shareholder Information page of our 2005 Annual Report to Shareholders filed herewith as Exhibit 13.

Item 1A.	Risk Factors.

The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover our investments in utility plant and equipment and projected expenses, our results of operations may be adversely affected.

Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers, which are subject to approval by the PPUC. We file rate increase requests with the PPUC, from time to time, to recover our investments in utility plant and equipment and projected expenses. Any rate increase or adjustment must first be justified through documented evidence and testimony. The PPUC determines whether the investments and expenses are recoverable, the length in time over which such costs are recoverable, or, because of changes in circumstances, whether a remaining balance of deferred investments and expenses is no longer recoverable in rates charged to customers. Once a rate increase application is filed with the PPUC, the ensuing administrative and hearing process may be lengthy and costly. The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.

We can provide no assurances that future requests, will be approved by the PPUC; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we sought the rate increase. If we are unable to obtain PPUC approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover our investments in utility plant and equipment and projected expenses, our results of operations may be adversely affected.

We are subject to federal, state and local regulation that may impose costly limitations and restrictions on the way we do business.

Various federal, state and local authorities regulate many aspects of our business. Among the most important of these regulations are those relating to the quality of water we supply our customers and water allocation rights. Government authorities continually review these regulations, particularly the drinking water quality regulations, and may propose new or more restrictive requirements in the future. We are required to perform water quality tests that are monitored by the PPUC, the U.S. Environmental Protection Agency, or EPA, and the Pennsylvania Department of Environmental Protection, or DEP, for the detection of certain chemicals and compounds in our water. If new or more restrictive limitations on permissible levels of substances and contaminants in our water are imposed, we may not be able to adequately predict the costs necessary to meet regulatory standards. If we are unable to recover the cost of implementing new water treatment procedures in response to more restrictive water quality regulations through our rates that we charge our customers, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition and results of operations.

We are also subject to water allocation regulations that control the amount of water that we can draw from water sources. The Susquehanna River Basin Commission, or SRBC, and DEP regulate the amount of water withdrawn from streams in the watershed for water supply purposes to assure that sufficient quantities are available to meet our needs and the needs of other regulated users. In addition, government drought restrictions could cause the SRBC or DEP to temporarily reduce the amount of our allocations. If new or more restrictive water allocation regulations are implemented or our allocations are reduced due to weather conditions, it may have an adverse effect on our ability to supply the demands of our customers, and in turn, on our revenues and results of operations.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected, or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

Weather conditions and overuse may interfere with our sources of water, demand for water services, and our ability to supply water to our customers.

We depend on an adequate water supply to meet the present and future demands of our customers and to continue our expansion efforts. Unexpected conditions may interfere with our water supply sources. Drought and overuse may limit the availability of surface water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, also adversely affecting our revenue and earnings. Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations.

Contamination of our water supply may cause disruption in our services and adversely affect our revenues.

Our water supply is subject to contamination from the migration of naturally-occurring substances in groundwater and surface systems and pollution resulting from man-made sources. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source through our interconnected transmission and distribution facilities. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities or development of new treatment methods. Our inability to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, may have an adverse effect on our revenues.

The necessity for increased security has and may continue to result in increased operating costs.

In the wake of the September 11, 2001 terrorist attacks and the ensuing threats to the nation’s health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. We are not aware of any specific threats to our facilities, operations or supplies. However, it is possible that we would not be in a position to control the outcome of such events should they occur.

We depend on the availability of capital for expansion, construction and maintenance.

Our ability to continue our expansion efforts and fund our construction and maintenance program depends on the availability of adequate capital. There is no guarantee that we will be able to obtain sufficient capital in the future or that the cost of capital will not be too high for future expansion and construction. In addition, approval from the PPUC must be obtained prior to our sale and issuance of securities. If we are unable to obtain approval from the PPUC on these matters, or to obtain approval in a timely manner, it may affect our ability to effect transactions that are profitable to us or our shareholders.

We may face competition from other water suppliers that may hinder our growth and reduce our profitability.

We face competition from other water suppliers that may limit our future growth. Once a utility regulator grants a franchise territory to a water supplier, that water supplier is usually the only one to service that territory. Although a territory offers some protection against competitors, the pursuit of franchise territories is competitive, especially in Pennsylvania, where new franchises may be awarded to utilities based upon competitive negotiation with municipalities and land developers. Competing water suppliers have challenged, and may in the future challenge, our applications for new franchise territories. Also, third parties entering into long-term agreements to operate municipal systems might adversely affect us and our long-term agreements to supply water on a contract basis to municipalities. If we are unable to compete successfully with other water suppliers for these franchise territories, it may impede our expansion goals and adversely affect our profitability.

We have restrictions on our dividends. There can also be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

The terms of our debt instruments impose conditions on our ability to pay dividends. We have paid dividends on our common stock each year since our inception in 1816 and have increased the amount of dividends paid each year since 1997. Our earnings, financial condition, capital requirements, applicable regulations and other factors, including the timeliness and adequacy of rate increases, will determine both our ability to pay dividends on our common stock and the amount of those dividends. There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

If we are unable to pay the principal and interest on our indebtedness as it comes due or we default under certain other provisions of our loan documents, our indebtedness could be accelerated and our results of operations and financial condition could be adversely affected.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by many factors, some of which are beyond our control. We believe that our cash generated from operations, and, if necessary, borrowings under our existing credit facilities will be sufficient to enable us to make our debt payments as they become due. If, however, we do not generate sufficient cash, we may be required to refinance our obligations or sell additional equity, which may be on terms that are not as favorable to us. No assurance can be given that any refinancing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our failure to comply with certain provisions contained in our trust indentures and loan agreements relating to our outstanding indebtedness could lead to a default under these documents, which could result in an acceleration of our indebtedness.

We depend significantly on the services of the members of our senior management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, it could harm our operating results.

There is a limited trading market for our common stock; you may not be able to resell your shares at or above the price you pay for them.

Although our common stock is listed for trading on the Nasdaq National Market, the trading in our common stock has substantially less liquidity than many other companies quoted on the Nasdaq National Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Because of the limited volume of trading in our common stock, a sale of a significant number of shares of our common stock in the open market could cause our stock price to decline. We cannot provide any assurance that this offering will increase the volume of trading in our common stock.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved staff comments.

Item 2.	Properties.

The accounting and executive offices of the Company are located in one three-story and one two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, at 124 and 130 East Market Street, York, Pennsylvania.

The Company has two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south. The lower dam, Lake Williams, is constructed of compacted earth with a concrete core wall and is 700 feet long and 58 feet high and creates a reservoir covering approximately 165 acres containing about 0.87 billion gallons of water. About 800 acres surrounding the reservoir are planted with more than 1.2 million evergreen trees, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt. The upper dam, Lake Redman, is constructed of compacted earth and is 1,000 feet long and 52 feet high and creates a reservoir covering approximately 290 acres containing about 1.36 billion gallons of water. About 600 acres surrounding the reservoir are planted with grass, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt.

In addition to the two impounding dams, the Company completed construction of a 15-mile pipeline from the Susquehanna River to Lake Redman in 2004 that provides access to a supply of an additional 12 million gallons of water per day.

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

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through 12 dual media filters having a stated capacity of 31 million gallons per day and being capable of filtering 46.5 million gallons per day for short periods if necessary. Based on an average daily consumption in 2005 of approximately 18.7 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands. In 2005, the Company performed a capacity study of the filtration plant and has begun to explore upgrading the facility to increase capacity for future growth.

Finished water reservoirs of the Company, which are located in Spring Garden Township adjacent to the filtration plant, are capable of storing up to 31.6 million gallons of water, and there are standpipes located throughout the Company's service area capable of storing another 21.7 million gallons of potable water.

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury Township. There are three one-story concrete block buildings aggregating 30,680 square feet of area. The Company plans to add approximately 5,300 square feet of office space to the distribution facility during 2006.

The distribution system of the Company has approximately 813 miles of main water lines. In 2005, the Company constructed new booster stations in Spring Grove and Starview, and acquired two standpipes in Spring Grove. In 2006, the Company plans to construct a new booster station to serve Abbottstown, and new standpipes in Starview, Jefferson, Abbottstown and Jackson Township.

All of the Company's properties described above are held in fee by the Company. There are no material encumbrances on such properties.

In addition, the Company has entered into a Joint Use and Park Management Agreement, dated December 29, 1976, with the County of York, Pennsylvania, whereby the Company has licensed its present reservoir lands and waters, comprised of approximately 1,175 acres and including two lakes, to the County of York for fifty (50) years for county park purposes.

Item 3.	Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Market for Common Stock and Dividends" and “Dividend Policy” of the 2005 Annual Report to Shareholders is incorporated herein by reference.

The Company did not purchase any of its securities during the fourth quarter of 2005.

Item 6.	Selected Financial Data.

The information set forth under the caption "Highlights of Our 190th Year" of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2005 Annual Report to Shareholders is incorporated herein by reference.

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

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities with the exception of an interest rate swap agreement, described below, does not use derivative financial instruments for speculative trading purposes, has no lease obligations, and does not have material transactions involving related parties.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company has $30.5 million current lines of credit with four banks, under which there were borrowings of $7.3 million outstanding as of December 31, 2005. Loans granted under these lines bear interest based upon LIBOR plus 0.70 to 1.25 percent. The weighted average interest rate on short-term borrowings outstanding at December 31, 2005 was 5.07%. Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Footnote 4 to the Financial Statements included in the 2005 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

In December 2004, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B. The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029. In connection with the loan agreement, the Company entered into an interest rate swap transaction whereby the Company exchanged its floating rate obligation for a fixed rate obligation. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2005 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

The Company’s $12.0 million Series B bonds can be tendered at any time. When the bonds are tendered they are subject to an annual remarketing agreement. As a result, the $12.0 million was classified as current maturities of long-term debt. The Company believes the bonds would be successfully remarketed if tendered. As additional security, the Company also has a Standby Bond Purchase Agreement (also known as a liquidity facility) whereby bonds which can not be remarketed are purchased by a financial institution. The Standby Bond Purchase Agreement is also renewed annually.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements set forth in the printed 2005 Annual Report to Shareholders are incorporated herein by reference:

Management’s Report on Internal Controls Over Financial Reporting	Page 18
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting	Page 19
Report of Independent Registered Public Accounting Firm	Page 20
Balance Sheets as of December 31, 2005 and 2004	Page 21
Statements of Income for Years Ended December 31, 2005, 2004 and 2003	Page 22
Statements of Common Stockholders’ Equity and Comprehensive Income for Years Ended December 31, 2005, 2004 and 2003	Page 23
Statements of Cash Flows for Years Ended December 31, 2005, 2004 and 2003	Page 24
Notes to Financial Statements	Page 25

Except for the above financial data and the information specified under Items 1, 5, 6, 7, 7A and 10 of this report, the 2005 Annual Report to Shareholders is not deemed to be filed as part of this report.

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

Directors and Executive Officers

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

The information set forth under the caption “Officers and Key Employees” of the 2005 Annual Report to Shareholders filed as Exhibit 13 to this report is hereby incorporated by reference.

Other Directorships

The information set forth under the caption “General Information About Other Boards of Directors” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

The Board of Directors has determined that John L. Finlayson, Chairman of the Audit Committee, is an Audit Committee financial expert within the meaning of the applicable SEC rules. Mr. Finlayson is a Certified Public Accountant, and has an understanding of generally accepted accounting principles and financial statements. Mr. Finlayson is experienced in the preparation and auditing of financial statements of public companies, and has an understanding of accounting estimates, internal accounting controls, and audit committee functions. He is independent of management.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a code of ethics applicable to all Directors, officers and employees. There were no waivers of the code made for any Director, officer or employee during 2005. A copy of the code of ethics was filed with the Securities and Exchange Commission as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

Compensation Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

Compensation Committee Report on Executive Compensation

The information set forth under the caption “Compensation and Nomination Committee Report on Executive Compensation and Other Matters” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

Performance Graph

The information set forth under the caption “Company Performance” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Michael W. Gang, a director of the Company, is a partner in the law firm of Post & Schell PC. The Company retained this firm for various matters during 2005 and expects to do so again during 2006. Mr. Gang was also a partner in the law firm of Morgan, Lewis & Bockius LLP for a portion of 2005. The Company retained this firm for various matters during 2005.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption, "Shareholder Approval of Appointment of Independent Public Accountants" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2006 Annual Meeting of Shareholders to be held May 1, 2006 is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form 10-K.

(a)(2)	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number
II	Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003	14

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 13.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3)	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 16 through 19.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The York Water Company

The audits referred to in our report dated March 13, 2006 relating to the consolidated financial statements of The York Water Company and Subsidiary as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005 incorporated in Item 8 of this Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2005 included the audit of the financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
York, Pennsylvania
March 13, 2006

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	Balance at	Additions		Deductions	Balance at
Description	Beginning Of Year	Charged to Cost and Expenses	Recoveries		End Of Year

FOR THE YEAR ENDED DECEMBER 31, 2005 Reserve for uncollectible accounts	$130,000	$128,032	$14,126	$137,158	$135,000

FOR THE YEAR ENDED DECEMBER 31, 2004 Reserve for uncollectible accounts	$130,000	$99,599	$14,840	$114,439	$130,000

FOR THE YEAR ENDED DECEMBER 31, 2003 Reserve for uncollectible accounts	$130,000	$97,297	$13,793	$111,090	$130,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 13, 2006	By: /s/Jeffrey S. Osman
Jeffrey S. Osman
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey S. Osman	By: /s/Kathleen M. Miller
Jeffrey S. Osman	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Financial Officer)
Dated: March 13, 2006	Dated: March 13, 2006

Directors:	Date:

By: /s/William T. Morris	March 13, 2006
William T. Morris

By: /s/Irvin S. Naylor	March 13, 2006
Irvin S. Naylor

By: /s/Jeffrey S. Osman	March 13, 2006
Jeffrey S. Osman

By: /s/Chloé R. Eichelberger	March 13, 2006
Chloé R. Eichelberger

By: /s/John L. Finlayson	March 13, 2006
John L. Finlayson

By: /s/George Hay Kain, III	March 13, 2006
George Hay Kain, III

By: ________________	March 13, 2006
Michael W. Gang

By: /s/George W. Hodges	March 13, 2006
George W. Hodges

By: /s/Thomas C. Norris	March 13, 2006
Thomas C. Norris

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
3.1	By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to Form S-3 dated July 1, 1996 (File No. 333-7307).
4.1	Optional Dividend Reinvestment Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as the Prospectus included in Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
4.2	Shareholder Rights Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 1 to Form 8-A dated January 26, 1999.
10.1	Loan Agreement between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.2	Note Agreement Relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.3	Note Agreement Relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.4	Note Agreement Relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Fourth Supplemental Acquisition, Financing and Sale Agreement Relative to the $2,700,000 4.75% Water Facilities Revenue Refunding Bonds dated February 1, 1994	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.8 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1994.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.6	Fifth Supplemental Acquisition, Financing and Sale Agreement Relative to the $4,300,000 5% Water Facilities Revenue Refunding Bonds dated October 1, 1995	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.9 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1995.
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

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's 1989 Form 10-K.
10.13	Articles of Agreement Between The York Water Company and North Codorus Township Relative to Extension of Water Mains dated September 20, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's 1990 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.14	Articles of Agreement Between The York Water Company and York Township Relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.15	Amendment Number 1 to Articles of Agreement Between The York Water Company and Conewago Township Relative to Extension of Water Mains dated March 14, 2003	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.15 to the Company’s 2004 Form 10-K.
10.16	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 24, 2005 Form 8-K.
10.17	Agreement, made as of January 26, 1999, between The York Water Company and Bruce C. McIntosh.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s July 15, 2004 Form 8-K.
10.18	Agreement, made as of January 26, 1999, between The York Water Company and Jeffrey R. Hines, P.E.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s July 15, 2004 Form 8-K.
10.19	Agreement, made as of January 26, 1999, between The York Water Company and Duane R. Close.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s July 15, 2004 Form 8-K.
10.20	Agreement, made as of December 18, 2003, between The York Water Company and Jeffrey S. Osman.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s July 15, 2004 Form 8-K.
10.21	Agreement, made as of December 15, 2003, between The York Water Company and Kathleen M. Miller.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s July 15, 2004 Form 8-K.
10.22	Agreement, made as of December 15, 2003, between The York Water Company and Vernon L. Bracey.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s July 15, 2004 Form 8-K.
10.23	Demand Line of Credit between The York Water Company and Farmers First Bank, dated June 8, 2004.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s June 30, 2004 Form 10-Q.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.24	Form of Supplemental Retirement Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s July 15, 2004 Form 8-K.
10.25	Form of Deferred Compensation Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s July 15, 2004 Form 8-K.
11	Common Shares Used in Computing Earnings Per Share	Filed herewith.
13	2005 Annual Report to Shareholders	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
23	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.