Form 10-Q
period 2006-03-31
YORK WATER CO
filed 2006-05-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2006	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,943,716 Shares outstanding as of May 9, 2006

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	Mar. 31, 2006	Dec. 31, 2005

ASSETS
UTILITY PLANT, at original cost	$186,064	$182,868
Plant acquisition adjustments	(1,154)	(1,112)
Accumulated depreciation	(27,608)	(26,982)
Net utility plant	157,302	154,774

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $131 in 2006
and $129 in 2005	524	527

CURRENT ASSETS:
Receivables, less reserves of $135 in 2006 and 2005	2,658	2,866
Unbilled revenues	1,136	916
Recoverable income taxes	-	59
Materials and supplies, at cost	945	843
Prepaid expenses	470	348
Deferred income taxes	94	92
Total current assets	5,303	5,124

OTHER LONG-TERM ASSETS:
Deferred debt expense	743	761
Notes receivable	2,175	2,196
Deferred regulatory assets	6,065	5,747
Other	3,216	3,167
Total long-term assets	12,199	11,871

Total Assets	$175,328	$172,296

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	Mar. 31, 2006	Dec. 31, 2005

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 31,000,000 shares,	$42,281	$42,015
issued and outstanding 6,943,716 shares in 2006
and 6,933,330 shares in 2005
Retained earnings	8,727	8,633
Accumulated other comprehensive income (loss)	3	(233)
Total common stockholders' equity	51,011	50,415

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	39,825	39,835

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	8,939	7,292
Current portion of long-term debt	12,040	12,039
Accounts payable	1,966	2,641
Dividends payable	926	927
Accrued taxes	505	89
Accrued interest	658	786
Deferred regulatory liabilities	94	92
Other accrued expenses	766	784
Total current liabilities	25,894	24,650

DEFERRED CREDITS:
Customers' advances for construction	24,395	23,704
Contributions in aid of construction	15,245	14,995
Deferred income taxes	12,843	12,339
Deferred investment tax credits	1,073	1,082
Deferred regulatory liabilities	770	779
Deferred employee benefits	4,090	3,885
Other deferred credits	182	612
Total deferred credits	58,598	57,396

Total Stockholders' Equity and Liabilities	$175,328	$172,296

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

WATER OPERATING REVENUES:
Residential	$4,130	$3,894
Commercial and industrial	1,948	1,829
Other	536	511
	6,614	6,234

OPERATING EXPENSES:
Operation and maintenance	1,396	1,224
Administrative and general	1,386	1,348
Depreciation and amortization	634	589
Taxes other than income taxes	293	242
	3,709	3,403

Operating income	2,905	2,831

OTHER INCOME (EXPENSES):
Interest on long-term debt	(853)	(876)
Interest on short-term debt	(120)	(1)
Allowance for funds used during construction	50	40
Other expenses, net	(29)	(53)
	(952)	(890)

Income before income taxes	1,953	1,941

Federal and state income taxes	694	711

Net income	$1,259	$1,230

Basic Earnings Per Share	$0.18	$0.18

Cash Dividends Declared Per Share	$0.168	$0.156

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$42,015	$8,633	$(233)	$50,415
Net income	-	1,259	-	1,259
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	236	236
Comprehensive income				1,495

Dividends ($.168 per share)	-	(1,165)	-	(1,165)
Issuance of common stock under
dividend reinvestment plan	238	-	-	238
Issuance of common stock under
employee stock purchase plan	28	-	-	28
Balance, March 31, 2006	$42,281	$8,727	$3	$51,011

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2004	$41,014	$7,192	$(169)	$48,037
Net income	-	1,230	-	1,230
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	38	38
Comprehensive income				1,268

Dividends ($.156 per share)	-	(1,074)	-	(1,074)
Issuance of common stock under
dividend reinvestment plan	226	-	-	226
Issuance of common stock under
employee stock purchase plan	23	-	-	23
Balance, March 31, 2005	$41,263	$7,348	$(131)	$48,480

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,259	$1,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	589
Amortization of deferred income	(32)	(32)
Equity portion of AFUDC	(22)	(18)
Unrealized (gain) loss on swap transaction	(2)	2
Provision for losses on accounts receivable	34	33
Increase in deferred income taxes	206	114
Changes in assets and liabilities:
Decrease in accounts receivable, unbilled revenues and recoverable income taxes	13	201
(Increase) decrease in materials and supplies	(102)	5
(Increase) decrease in prepaid expenses and prepaid pension costs	(320)	51
Increase (decrease) in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	(1,012)	486
Increase in accrued interest and taxes	288	13
(Increase) decrease in regulatory and other assets	135	(51)
Net cash provided by operating activities	1,079	2,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $28 in 2006 and $22 in 2005	(2,811)	(3,123)
(Increase) decrease in notes receivable	21	(7)
Net cash used in investing activities	(2,790)	(3,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,417	1,429
Repayments of customer advances	(444)	(248)
Debt issuance costs	-	(6)
Repayments of long-term debt	(9)	(10)
Borrowings under line-of-credit agreements	4,545	535
Repayments under line-of-credit agreements	(2,898)	(535)
Issuance of common stock under dividend reinvestment plan	238	226
Issuance of common stock under employee stock purchase plan	28	24
Dividends paid	(1,166)	(1,072)
Net cash provided by financing activities	1,711	343

Net change in cash and cash equivalents	-	(164)
Cash and cash equivalents at beginning of period	-	164
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,048	$1,105
Income taxes	131	400

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $750 in 2006 and $920 in 2005 for the construction of utility plant.
Accounts payable and other deferred credits includes $235 in 2006 for the acquisition of water systems.
The change in notes receivable includes ($5) in 2005 offset by like amounts of customer advances.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods. Because the consolidated financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2005.

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended March 31, 2006 and 2005 were based on weighted average shares outstanding of 6,935,096 and 6,889,346, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

As of March 31, 2006 the Company had committed a total of $4.2 million for a new meter reading system to be completed in early 2007. As of the end of the quarter, $1.6 million remained to be incurred.

The Company announced the acquisition of the Abbottstown Borough Water System during the first quarter of 2006 at a purchase price of approximately $0.9 million. Settlement on this acquisition is expected to take place between September and December 2006.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended March 31
	2006	2005

Service Cost	$ 171	$ 147
Interest Cost	265	254
Expected return on plan assets	(248)	(240)
Amortization of loss	56	37
Amortization of prior service cost	67	70
Rate-regulated adjustment	(198)	(155)
Net periodic pension expense	$ 113	$ 113

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $450 to its pension plans in 2006. As of March 31, 2006, no contributions had been made. The company expects to make the $450 contribution in the fourth quarter of 2006.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge). The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. As of March 31, 2006, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Other Comprehensive Income
		Three Months Ended March 31
		2006	2005

	Net Income	$ 1,259	$ 1,230

	Unrealized gain on interest rate swap,
	net of $156 income tax in 2006,
	and $6 income tax in 2005	228	10
	Reclassification adjustment for
	amounts recognized in income,
	net of $5 income tax in 2006,
	and $20 income tax in 2005	8	28
		236	38
	Comprehensive income	$ 1,495	$ 1,268

8.	Subsequent Event

On May 1, 2006, the Company announced that its Board of Directors had approved a 3 for 2 stock split. The stock split is subject to Pennsylvania Public Utility Commission approval, and will likely occur during the third quarter of 2006. The record date for the stock split will be determined after the Pennsylvania Public Utility Commission acts on the Company’s application. Shareholders of record as of the determined record date will receive three additional shares of common stock for every two shares owned as of the record date. The March 31, 2006 financial statements have not been restated for the stock split.

9.	Long-Term Debt

	As of Mar. 31, 2006	As of Dec. 31, 2005
3.6% Industrial Development Authority Revenue
Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	565	574
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing
Authority Exempt Facilities Revenue Bonds, Series B, due 2029	12,000	12,000
Total long-term debt	51,865	51,874
Less current maturities	(12,040)	(12,039)
Long-term portion	$39,825	$39,835

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
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

General Information

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.23 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12 million gallons of water per day. As of December 31, 2005, the Company's average daily availability was approximately 35 million gallons, and consumption was approximately 18.7 million gallons daily.

The Company's service territory had an estimated population of 161,000 as of December 31, 2005. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business. Increases in revenues are generally dependent on our ability to obtain rate increases from regulatory authorities in a timely manner and in an adequate amount, and increasing volumes of water sold through increased consumption and increases in the number of customers served.

Results of Operations

Three Months Ended March 31, 2006 Compared
With Three Months Ended March 31, 2005

Net income for the first quarter of 2006 was $1,259, an increase of $29, or 2.4%, from net income of $1,230 for the same period of 2005. Higher water operating revenues were the primary contributing factor, but were partially offset by increased operating and interest expenses.

Water operating revenues for the three months ended March 31, 2006 increased $380, or 6.1%, from $6,234 for the three months ended March 31, 2005 to $6,614 for the corresponding 2006 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and to increase our volumes of water sold through increased consumption and increases in the number of customers served. The average number of customers served in the first quarter of 2006 increased as compared to the same period in 2005 by 2,516, from 53,363 to 55,879 customers due to growth in our service territory and the Spring Grove acquisition. Despite this increase in customers, the total per capita volume of water sold in the first quarter of 2006 decreased compared to the corresponding 2005 period due to reduced consumption in our service territory.

Operating expenses for the first quarter of 2006 increased $306, or 9.0%, from $3,403 for the first quarter of 2005 to $3,709 for the corresponding 2006 period. Higher salaries of approximately $94 due to higher wages and additional employees, increased pumping station and distribution system maintenance expenses of approximately $88, higher depreciation expense of approximately $46 due to increased plant investment, higher capital stock taxes of approximately $36 and higher transportation expenses due to additional vehicles of approximately $33 were the principal reasons for the increase. Higher chemical costs, customer billing expenses, 401k company contributions and insurance expenses aggregating approximately $62 also contributed to the increase. The increase was partially offset by reduced water treatment maintenance, lower rate case expenses, reduced bank charges and higher indirect costs capitalized aggregating $76.

Interest expense on long-term debt for the first quarter of 2006 was $23 lower than the same period in 2005 due to the remarketing of the Company's 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, and the interest rate being redetermined to 3.75% on June 1, 2005.

Interest expense on short-term debt for the first quarter of 2006 was $119 higher than the same period in 2005 due to an increase in short-term borrowings. The average short-term debt outstanding was $8,600 for the first quarter of 2006 and $106 for the first three months of 2005.

Allowance for funds used during construction increased $10, from $40 in the first quarter of 2005 to $50 in the 2006 period, due to an increase in eligible construction expenditures.

Other expense, net decreased by $24 in 2006 as compared to 2005 primarily due to decreased contributions and lower supplemental retirement expenses aggregating approximately $59. The decrease was partially offset by higher non-operating property maintenance expenses and increased government relations fees.

Federal and state income taxes decreased by $17, or 2.4%, due to the qualified domestic production deduction and reduced state taxes on bonus depreciation. The Company’s effective tax rate was 35.5% in the first quarter of 2006 and 36.6% in the first quarter of 2005.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 27, 2006, and sought an increase of $4.5 million, which represents a 16.0% increase in rates. If approved, the increased rates would become effective on June 26, 2006. The request is currently under review.

Acquisitions

On February 2, 2006, the Company announced an agreement to acquire the water system of Abbottstown Borough which serves approximately 400 customers in Adams County, Pennsylvania. Following acquisition, the Company will serve the customers of the Borough by using York Water’s fully filtered and treated water supply. This treated supply will be provided through a main which will be constructed by the Company to interconnect with the Borough’s existing distribution facilities. The interconnection is expected to be completed by September 1, 2006. The estimated acquisition cost of $0.9 million will be funded through internally generated funds and short-term borrowings.

To date, the Company has obtained the required Pennsylvania Department of Transportation permit and a stream crossing permit from the Pennsylvania Department of Environmental Protection. The Company is now waiting for PPUC approval which is expected in mid-May.

Liquidity and Capital Resources

As of March 31 2006, current liabilities exceeded current assets by $20,591. The excess was primarily due to the classification of the $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 as current because the bondholders can tender their bonds at any time. The Company believes the bonds would be successfully remarketed if tendered. In addition, the Company had $8,939 in short-term borrowings under its lines of credit as of March 31, 2006. The short-term borrowings were incurred to fund operations, acquisitions and construction expenditures. The Company maintains lines of credit aggregating $24,500. Loans granted under these lines of credit bear interest at LIBOR plus .70 to 1.00%. The weighted average interest rate on short-term borrowings at March 31, 2006 was 5.43%. All lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

During the first three months of 2006, net cash provided by operations and financing activities equaled net cash used in investing activities. The Company anticipates that this will continue to be the case during the remainder of 2006. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances and depending on market conditions, potential long-term debt and common stock issues will be used to satisfy the need for additional cash.

During the first three months of 2006, the Company incurred $3,495 of construction expenditures. Approximately $1,577, or 45%, of the expenditures were for the automated meter reading system and the enterprise software system. The remaining expenditures were for routine distribution system expenditures. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, and proceeds from the issuance of common stock under its DRIP and ESPP. The Company anticipates construction expenditures for the remainder of 2006 of approximately $12,800, primarily for projects relating to the Company’s transmission and distribution systems, the aforementioned continuing projects and certain construction expenses related to the Mountain View and Abbottstown acquisitions. The Company plans to finance these future expenditures using internally-generated funds, short-term borrowings, customer advances, proceeds from the issuance of common stock under the DRIP and ESPP, and depending on market conditions, potential long-term debt and stock issuances.

In anticipation of a potential long-term debt offering later this year, the Company asked the Pennsylvania Department of Community and Economic Development (DCED) for a portion of the total tax-free financing available in 2006.  DCED confirmed its intention to make $15.0 million of exempt facility volume cap allocation available to the Company for 2006 water system improvements and replacements.

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

Drought

On April 11, 2006 the Pennsylvania Department of Environmental Protection issued a drought watch for all 67 counties in Pennsylvania. The drought watch calls for a voluntary reduction in water use of 5 percent. Lower rainfall than normal has not affected the Company’s source of supply, but conservation efforts on the part of customers or an increase in the severity of the drought could negatively impact future revenues.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: regulatory assets and liabilities, the determination of the remaining life of our assets, revenue recognition and the discount rate used in our pension plan calculations. There has been no significant change in our accounting estimates or the method of estimation during the quarter ended March 31, 2006.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement previously mentioned, does not use derivative financial instruments for speculative trading purposes, has no lease obligations and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle and those changes required by an accounting pronouncement if there are no specific transition provisions. Previous to this Statement, the cumulative effect of the change in accounting principle was included as an adjustment to net income in the period of the change. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement had no impact on our results of operations or financial position for the quarter ended March 31, 2006.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” An entity may sell inventory to another entity from which it also purchases inventory to be sold in the same line of business. The inventory purchase and sales transactions may be pursuant to a single arrangement or separate arrangements, and the inventory purchased or sold may be in the form of raw materials, work-in-process (WIP), or finished goods. The consensus related to two issues regarding APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This consensus is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. This consensus is not expected to impact the Company’s financial position or the results of operations.

In October 2005, the FASB issued Staff Position FAS13-1, “Accounting for Rental Costs Incurred during a Construction Period.” Under this position, rental costs associated with operating leases that are incurred during a construction period shall be recognized as rental expense and cannot be capitalized. This position is effective for the first interim or annual reporting period beginning after December 15, 2005. The Company adopted this position during the first quarter of 2006 and it did not have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB published FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. The guidance amends FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” as well as APB Opinion No. 18: “The Equity Method of Accounting for Investments in Common Stock.” Staff Positions FAS115-1 and FAS124-1 apply to reporting periods beginning after December 15, 2005. The Company adopted these positions during the first quarter of 2006 and they had no impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets for derivatives, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating this standard for consideration in future financings.

In March 2006, The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating this standard for its effects on future financial position and results of operations.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company has lines of credit for up to $24.5 million with three banks, under which there were borrowings of $8.9 million outstanding as of March 31, 2006. Loans granted under these lines bear interest based upon LIBOR plus 0.70 to 1.00 percent. The weighted average interest rate on short-term borrowings outstanding at March 31, 2006 was 5.43%. A 25-basis point increase in LIBOR would cause additional short-term interest expense of approximately $22. Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the Pennsylvania Economic Development Financing Authority, or the PEDFA, Series B issue.

In December 2004, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B. The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029. The interest rate on the loan as of March 31, 2006 was 3.27%. In connection with the loan agreement, the Company entered into an interest rate swap transaction that results in the Company’s floating rate obligation becoming substantially a fixed rate obligation. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2005 Annual Report to Shareholders.

The $12.0 million PEDFA Series B bonds can be tendered at any time. When the bonds are tendered they are subject to an annual remarketing agreement. As a result, the $12.0 million obligation was classified as current maturities of long-term debt. The Company believes the bonds would be successfully remarketed if tendered. As additional security, the Company also has a Standby Bond Purchase Agreement (also known as a liquidity facility) whereby bonds which can not be remarketed are purchased by a financial institution. The Standby Bond Purchase Agreement is also renewed annually.

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

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE YORK WATER COMPANY

Date: May 9, 2006	By:	/s/ Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: May 9, 2006	By:	/s/ Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer