Form 10-Q
period 2006-06-30
YORK WATER CO
filed 2006-08-14
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2006	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	6,954,726 Shares outstanding as of August 9, 2006

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	June 30, 2006	Dec. 31, 2005

ASSETS
UTILITY PLANT, at original cost	$191,549	$182,868
Plant acquisition adjustments	(1,096)	(1,112)
Accumulated depreciation	(28,254)	(26,982)
Net utility plant	162,199	154,774

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $133 in 2006
and $129 in 2005	522	527

CURRENT ASSETS:
Receivables, less reserves of $163 in 2006 and $135 in 2005	3,141	2,866
Unbilled revenues	1,235	916
Recoverable income taxes	148	59
Materials and supplies, at cost	769	843
Prepaid expenses	505	348
Deferred income taxes	113	92
Total current assets	5,911	5,124

OTHER LONG-TERM ASSETS:
Deferred debt expense	724	761
Notes receivable	2,087	2,196
Deferred regulatory assets	6,385	5,747
Other	3,545	3,167
Total long-term assets	12,741	11,871

Total Assets	$181,373	$172,296

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	June 30, 2006	Dec. 31, 2005

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 31,000,000 shares,	$42,551	$42,015
issued and outstanding 6,954,726 shares in 2006
and 6,933,330 shares in 2005
Retained earnings	9,026	8,633
Accumulated other comprehensive income (loss)	167	(233)
Total common stockholders' equity	51,744	50,415

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	39,815	39,835

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	10,419	7,292
Current portion of long-term debt	12,040	12,039
Accounts payable	4,144	2,641
Dividends payable	924	927
Accrued taxes	78	89
Accrued interest	790	786
Deferred regulatory liabilities	113	92
Other accrued expenses	743	784
Total current liabilities	29,251	24,650

DEFERRED CREDITS:
Customers' advances for construction	25,571	23,704
Contributions in aid of construction	15,278	14,995
Deferred income taxes	13,392	12,339
Deferred investment tax credits	1,063	1,082
Deferred regulatory liabilities	763	779
Deferred employee benefits	4,293	3,885
Other deferred credits	203	612
Total deferred credits	60,563	57,396

Total Stockholders' Equity and Liabilities	$181,373	$172,296

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005

WATER OPERATING REVENUES:
Residential	$4,409	$4,188	$8,539	$8,082
Commercial and industrial	2,055	2,004	4,003	3,833
Other	552	502	1,088	1,013
	7,016	6,694	13,630	12,928

OPERATING EXPENSES:
Operation and maintenance	1,446	1,323	2,842	2,547
Administrative and general	1,482	1,358	2,868	2,706
Depreciation and amortization	635	588	1,269	1,177
Taxes other than income taxes	254	233	547	475
	3,817	3,502	7,526	6,905

Operating income	3,199	3,192	6,104	6,023

OTHER INCOME (EXPENSES):
Interest on long-term debt	(859)	(883)	(1,712)	(1,759)
Interest on short-term debt	(149)	(8)	(269)	(9)
Allowance for funds used during construction	41	22	91	62
Other income (expenses), net	(1)	9	(30)	(44)
	(968)	(860)	(1,920)	(1,750)

Income before income taxes	2,231	2,332	4,184	4,273

Federal and state income taxes	765	854	1,459	1,565

Net income	$1,466	$1,478	$2,725	$2,708

Basic Earnings Per Share	$0.21	$0.21	$0.39	$0.39

Cash Dividends Declared Per Share	$0.168	$0.156	$0.336	$0.312

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$42,015	$8,633	$(233)	$50,415
Net income	-	2,725	-	2,725
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	400	400
Comprehensive income				3,125

Dividends ($.336 per share)	-	(2,332)	-	(2,332)
Issuance of common stock under
dividend reinvestment plan	480	-	-	480
Issuance of common stock under
employee stock purchase plan	56	-	-	56
Balance, June 30, 2006	$42,551	$9,026	$167	$51,744

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2004	$41,014	$7,192	$(169)	$48,037
Net income	-	2,708	-	2,708
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(341)	(341)
Comprehensive income				2,367

Dividends ($.312 per share)	-	(2,151)	-	(2,151)
Issuance of common stock under
dividend reinvestment plan	447	-	-	447
Issuance of common stock under
employee stock purchase plan	47	-	-	47
Balance, June 30, 2005	$41,508	$7,749	$(510)	$48,747

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,725	$2,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,269	1,177
Amortization of deferred income	(63)	(63)
Equity portion of AFUDC	(40)	(27)
Unrealized gain on swap transaction	(5)	-
Provision for losses on accounts receivable	74	65
Increase in deferred income taxes	523	246
Changes in assets and liabilities:
(Increase) in accounts receivable, unbilled revenues and recoverable income taxes	(757)	(219)
(Increase) decrease in materials and supplies	74	(51)
(Increase) decrease in prepaid expenses and prepaid pension costs	(554)	162
Increase (decrease) in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	(245)	123
Decrease in accrued interest and taxes	(7)	(206)
(Increase) decrease in regulatory and other assets	(288)	19
Net cash provided by operating activities	2,706	3,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $51 in 2006 and $35 in 2005	(6,340)	(6,588)
(Increase) decrease in notes receivable	109	(6)
Net cash used in investing activities	(6,231)	(6,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	3,138	3,260
Repayments of customer advances	(925)	(561)
Debt issuance costs	-	(35)
Repayments of long-term debt	(19)	(20)
Borrowings under line-of-credit agreements	10,013	4,113
Repayments under line-of-credit agreements	(6,886)	(2,613)
Issuance of common stock under dividend reinvestment plan	480	447
Issuance of common stock under employee stock purchase plan	56	47
Dividends paid	(2,332)	(2,142)
Net cash provided by financing activities	3,525	2,496

Net change in cash and cash equivalents	-	(164)
Cash and cash equivalents at beginning of period	-	164
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,916	$1,711
Income taxes	1,039	1,504

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $2,346 in 2006 and $558 in 2005 for the construction of utility plant.
Accounts payable and other deferred credits includes $271 in 2006 for the acquisition of water systems.
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

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended June 30, 2006 and 2005 were based on weighted average shares outstanding of 6,943,837 and 6,900,569, respectively.

Basic earnings per share for the six months ended June 30, 2006 and 2005 were based on weighted average shares outstanding of 6,939,491 and 6,894,989, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

As of June 30, 2006 the Company had committed a total of $4.2 million for a new meter reading system to be completed in early 2007. As of the end of the quarter, $0.9 million remained to be incurred.

The Company announced the acquisition of the Abbottstown Borough Water System during the first quarter of 2006 at a purchase price of approximately $0.9 million. Settlement on this acquisition is expected to take place between September and December 2006.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Service Cost	$ 171	$ 146	$ 342	$ 293
Interest Cost	264	255	529	509
Expected return on plan assets	(249)	(240)	(497)	(480)
Amortization of loss	57	37	113	74
Amortization of prior service cost	67	69	134	139
Rate-regulated adjustment	(198)	(155)	(396)	(310)
Net periodic pension expense	$ 112	$ 112	$ 225	$ 225

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $450 to its pension plans in 2006. As of June 30, 2006, no contributions had been made. The company expects to make the $450 contribution in the fourth quarter of 2006.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge). The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. As of June 30, 2006, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Other Comprehensive Income
		Three Months Ended June 30
		2006	2005

	Net Income	$ 1,466	$ 1,478

	Unrealized gain (loss) on interest rate swap,
	net of $110 income tax in 2006,
	and ($275) income tax in 2005	161	(404)

	Reclassification adjustment for
	amounts recognized in income,
	net of $3 income tax in 2006,
	and $16 income tax in 2005	3	25
		164	(379)
	Comprehensive income	$ 1,630	$ 1,099

	Six Months Ended June 30
	2006	2005

Net Income	$ 2,725	$ 2,708

Unrealized gain (loss) on interest rate swap,
net of $266 income tax in 2006,
and ($269) income tax in 2005	389	(394)

Reclassification adjustment for
amounts recognized in income,
net of $8 income tax in 2006,
and $36 income tax in 2005	11	53
	400	(341)
Comprehensive income	$ 3,125	$ 2,367

8.	Stock Split

On May 1, 2006, the Company announced that its Board of Directors had approved a 3 for 2 stock split. The stock split was approved by the Pennsylvania Public Utility Commission on August 1, 2006 and is expected to occur during the third quarter of 2006. The record date for the stock split will be determined by the Board of Directors at its August 28, 2006 meeting. Shareholders of record as of the determined record date will receive three additional shares of common stock for every two shares owned as of the record date. The June 30, 2006 financial statements have not been restated for the stock split.

9.	Long-Term Debt

	As of June 30, 2006	As of Dec. 31, 2005
3.6% Industrial Development Authority Revenue
Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	555	574
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing
Authority Exempt Facilities Revenue Bonds, Series B, due 2029	12,000	12,000
Total long-term debt	51,855	51,874
Less current maturities	(12,040)	(12,039)
Long-term portion	$39,815	$39,835

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
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

General Information

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.23 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12 million gallons of water per day. As of June 30, 2006, the Company's average daily availability was approximately 35 million gallons, and consumption was approximately 18.2 million gallons daily.

The Company's service territory had an estimated population of 165,000 as of June 30, 2006. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2006 Compared
With Three Months Ended June 30, 2005

Net income for the second quarter of 2006 was $1,466, a decrease of $12, or 0.8%, from net income of $1,478 for the same period of 2005. Increased operating expenses and higher short-term interest expenses were the primary contributing factors. The increase in expenses was partially offset by increased water operating revenues.

Water operating revenues for the three months ended June 30, 2006 increased $322, or 4.8%, from $6,694 for the three months ended June 30, 2005 to $7,016 for the corresponding 2006 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. The average number of customers served in the second quarter of 2006 increased as compared to the same period in 2005 by 2,438 customers, from 53,843 to 56,281 customers due to growth in our service territory and our acquisition of Spring Grove Water Company on July 6, 2005. Despite this increase in customers, the total per capita volume of water sold in the second quarter of 2006 decreased compared to the corresponding 2005 period due to reduced consumption in our service territory.

Operating expenses for the second quarter of 2006 increased $315, or 9.0%, from $3,502 for the second quarter of 2005 to $3,817 for the corresponding 2006 period. Higher salaries due to higher wages and additional employees of approximately $120, increased contractual services for system implementation, internal controls and painting expense aggregating approximately $74, higher depreciation expense of approximately $47 due to increased plant investment and increased power costs due to higher rates and additional facilities of approximately $31 were the principal reasons for the increase. Higher transportation expenses due to additional vehicles and increased gas prices, higher 401k contributions and increased pension costs aggregating approximately $48 also contributed to the increase. The increase was partially offset by reduced hydrant expense primarily due to capitalization of approximately $58.

Interest expense on long-term debt for the second quarter of 2006 was $24 lower than the same period in 2005 primarily due to the remarketing of the Company's 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, and the interest rate being redetermined to 3.75% on June 1, 2005.

Interest expense on short-term debt for the second quarter of 2006 was $141 higher than the same period in 2005 due to an increase in short-term borrowings. The average short-term debt outstanding was $10,063 for the second quarter of 2006 and $650 for the second quarter of 2005.

Allowance for funds used during construction increased $19, from $22 in the second quarter of 2005 to $41 in the 2006 period, due to an increase in construction expenditures which were eligible for interest.

Other expenses, net increased by $10 in 2006 as compared to 2005 primarily due to increased non-operating property maintenance expenses.

Federal and state income taxes decreased by $89, or 10.4%, due to the qualified domestic production deduction and lower taxable income. The Company’s effective tax rate was 34.3% in the second quarter of 2006 and 36.6% in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared
With Six Months Ended June 30, 2005

Net income for the first half of 2006 was $2,725, an increase of $17, or 0.6%, from net income of $2,708 for the same period of 2005. Higher water operating revenues partially offset by increased operating expenses and higher short-term interest expenses were the primary contributing factors.

Water operating revenues for the six months ended June 30, 2006 increased $702, or 5.4%, from $12,928 for the six months ended June 30, 2005 to $13,630 for the corresponding 2006 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. The average number of customers served in the first half of 2006 increased as compared to the same period in 2005 by 2,477 customers, from 53,603 to 56,080 customers due to growth in our service territory and the Spring Grove acquisition. Despite this increase in customers, the total per capita volume of water sold in the first half of 2006 decreased compared to the corresponding 2005 period due to reduced consumption in our service territory.

Operating expenses for the first half of 2006 increased $621, or 9.0%, from $6,905 for the first half of 2005 to $7,526 for the corresponding 2006 period. Higher salaries due to wage increases and additional employees of approximately $214, higher depreciation expense of $92 due to increased plant investment, increased distribution system maintenance of approximately $84, increased contractual services for system implementation, internal controls and painting expense aggregating approximately $78, higher transportation expenses due to additional vehicles and increased gas prices of approximately $76 and increased power costs due to higher rates and additional facilities of approximately $46 were the principal reasons for the increase. Higher chemical costs, customer billing expenses, 401k company contributions, capital stock, payroll and realty taxes aggregating approximately $158 also contributed to the increase. The increase was partially offset by reduced hydrant expense primarily due to capitalization of approximately $53, lower rate case expenses, reduced bank charges and higher indirect costs capitalized aggregating $102.

Interest expense on long-term debt for the first half of 2006 was $47 lower than the same period in 2005 primarily due to the remarketing of the Company’s 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, and the interest rate being redetermined to 3.75% on June 1, 2005.

Interest expense on short-term debt for the first half of 2006 was $260 higher than the same period in 2005 due to an increase in short-term borrowings. The average short-term debt outstanding was $9,331 for the first half of 2006 and $380 for the first half of 2005.

Allowance for funds used during construction increased $29, from $62 as of June 2005 to $91 as of June 2006, due to an increase in construction expenditures which were eligible for interest.

Other expenses, net decreased by $14 in 2006 as compared to 2005 primarily due to decreased contributions and lower supplemental retirement expenses aggregating $64. The decrease was partially offset by higher non-operating property maintenance expenses and increased government relations fees.

Federal and state income taxes decreased by $106, or 6.8%, due to the qualified domestic production deduction and lower taxable income. The Company’s effective tax rate was 34.9% in the first half of 2006 and 36.6% in the first half of 2005.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 27, 2006, and sought an increase of $4.5 million, which represents a 16.0% increase in rates. The request is currently under review. Any rate increase approved by the PPUC will be effective not later than January 26, 2007. There can be no assurance that the PPUC will grant the Company’s rate increase in the amount requested, if at all.

Acquisitions

On February 2, 2006, the Company announced an agreement to acquire the water system of Abbottstown Borough which serves approximately 400 customers in Adams County, Pennsylvania. Following the acquisition, the Company will serve the customers of the Borough by using York Water’s fully filtered and treated water supply. This treated supply will be provided through a main which is being constructed by the Company to interconnect with the Borough’s existing distribution facilities. The interconnection is expected to be completed by October 1, 2006. The estimated acquisition cost of $0.9 million will be funded through internally generated funds and short-term borrowings.

To date, the Company has obtained the required Pennsylvania Department of Transportation permit and stream crossing and construction permits from the Pennsylvania Department of Environmental Protection. The PPUC approved the acquisition on July 20, 2006, and construction has commenced on the water main, the booster station and the standpipe.

Liquidity and Capital Resources

As of June 30, 2006, current liabilities exceeded current assets by $23,340. The excess was primarily due to the classification of the $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 as current because the bondholders can tender their bonds at any time. The Company believes the bonds would be successfully remarketed if tendered. In addition, the Company had $10,419 in short-term borrowings under its lines of credit as of June 30, 2006. The short-term borrowings were incurred to fund operations, acquisitions and construction expenditures. The Company maintains lines of credit aggregating $20,500. Loans granted under these lines of credit bear interest at LIBOR plus 0.70 to 0.875%. The weighted average interest rate on short-term borrowings at June 30, 2006 was 5.89%. The lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

During the first six months of 2006, net cash provided by operations and financing activities equaled net cash used in investing activities. The Company anticipates that this will continue to be the case during the remainder of 2006. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances and depending on market conditions, proceeds from potential long-term debt and common stock issues will be used to satisfy the need for additional cash.

During the first six months of 2006, the Company incurred $8,726 of construction expenditures. Approximately $2,690, or 31%, of the expenditures were for the automated meter reading system and the enterprise software system. An additional $1,642 or 19% were for the main extension to Abbottstown and the construction and painting of various standpipes. The remaining expenditures were for routine distribution system expenditures. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, and proceeds from the issuance of common stock under its DRIP and ESPP. The Company anticipates construction expenditures for the remainder of 2006 of approximately $9,300, primarily for projects relating to the Company’s transmission and distribution systems, the aforementioned continuing projects and certain construction expenses related to the Abbottstown acquisition. The Company plans to finance these future expenditures using internally-generated funds, short-term borrowings, customer advances, proceeds from the issuance of common stock under the DRIP and ESPP, and depending on market conditions, proceeds from potential long-term debt and stock issuances.

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

Drought

On April 11, 2006 the Pennsylvania Department of Environmental Protection issued a drought watch for all 67 counties in Pennsylvania. The drought watch calls for a voluntary reduction in water use of 5 percent. Lower rainfall than normal has not affected the Company’s source of supply, but conservation efforts on the part of customers may have reduced consumption. On June 29, 2006, the drought watch was lifted from York County, which includes our entire service territory.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: regulatory assets and liabilities, the determination of the remaining life of our assets, revenue recognition and the discount rate used in our pension plan calculations. There has been no significant change in our accounting estimates or the method of estimation during the quarter ended June 30, 2006.

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

Impact of Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” An entity may sell inventory to another entity from which it also purchases inventory to be sold in the same line of business. The inventory purchase and sales transactions may be pursuant to a single arrangement or separate arrangements, and the inventory purchased or sold may be in the form of raw materials, work-in-process (WIP), or finished goods. The consensus related to two issues regarding APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This consensus is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. This consensus had no impact on the Company’s financial position or the results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets for derivatives, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating this standard for consideration in future financings.

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

In June 2006, the EITF reached consensus on Issue 05-1, “Accounting for the Conversion of an Instrument that Became Convertible upon the Issuer’s Exercise of a Call Option.” This consensus requires an assessment of the substance of a conversion right at issuance as to whether it is considered reasonably possible that the conversion right will become exercisable absent the issuer’s call. If so, the conversion upon call is accounted for as a conversion with no gain or loss, if not, then the conversion is accounted for as an extinguishment with a gain or loss. This consensus is not expected to have an impact on the Company’s financial position or results of operations.

In June 2006, the EITF reached consensus on Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” The task force determined that an employee’s right to a compensated absence under a sabbatical leave (or other similar benefit arrangement) that requires a service period and does not increase its benefit with additional years of service, accumulates pursuant to paragraph 6(b) of SFAS No. 43, “Accounting for Compensated Absences,” for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. As a result, the estimated cost of the sabbatical must be accrued over the service period. This consensus had no impact on the Company’s financial position or results of operations.

Also in June 2006, the EITF reached consensus on Issue 06-03, “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transaction.” The consensus determined that sales, use, value added or excise taxes could be presented gross as revenues and costs or net depending upon a company’s policy. If presented gross, the amount included in revenues and costs must be disclosed. This consensus had no impact on the Company’s financial position or results of operation.

In July, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” to provide guidance to a lessor in a transaction classified as a leveraged lease in accordance with SFAS No. 13, “Accounting for Leases.” FSP No. FAS 13-2 amends SFAS No. 13 to require a lessor to recalculate a leveraged lease to reflect a change or projected change in the timing of the realization of tax benefits generated by that lease. This FSP will apply to fiscal years beginning after December 15, 2006 and is not expected to have an impact on the Company’s financial position or results of operations.

In July, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting, disclosure and transition. The company is currently reviewing its tax positions to determine if they meet the recognition and measurement test of FIN No. 48. This interpretation is effective for fiscal years beginning after December 15, 2006.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to market risks relates to the Company's debt obligations under its lines of credit. The Company has lines of credit for up to $20.5 million with two banks, under which there were borrowings of $10.4 million outstanding as of June 30, 2006. Loans granted under these lines bear interest based upon LIBOR plus 0.70 to 0.875 percent. The weighted average interest rate on short-term borrowings outstanding at June 30, 2006 was 5.89%. Based on the Company’s current level of borrowings, a 25-basis point increase in LIBOR would cause additional short-term interest expense of approximately $26 on an annual basis. Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the Pennsylvania Economic Development Financing Authority, or the PEDFA, Series B issue.

In December 2004, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B. The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029. The interest rate on the loan as of June 30, 2006 was 4.05%. In connection with the loan agreement, the Company entered into an interest rate swap transaction that results in the Company’s floating rate obligation becoming substantially a fixed rate obligation. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. See the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2005 Annual Report to Shareholders.

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

The Annual Meeting of the Shareholders of The York Water Company was convened May 1, 2006 at the William T. Morris Employee Center, 396 Hess Farm Road, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

(1)	To elect three (3) Directors to three-year terms of office.
The actions taken by the Shareholders concerning the election of Directors are as follows:
		Votes for Each Nominee		Votes Withheld for Each Nominee
	George Hay Kain, III	5,498,123.19	votes	80,946.34	votes
	George W. Hodges	5,536,719.41	votes	41,350.13	votes
	Michael W. Gang	5,508,614.41	votes	69,455.13	votes

The following Directors’ terms of office continued after the Annual Meeting:

	John L. Finlayson		Irvin S. Naylor
	Chloé R. Eichelberger		William T. Morris
	Thomas C. Norris		Jeffrey S. Osman

(2)	To appoint Beard Miller Company LLP as independent public accountants to audit the financial statements of the Company for the year 2006.

The actions taken by the Shareholders concerning the appointment of Beard Miller Company LLP independent accountants are as follows:

		For Approval	5,489,212.21	Shares
		Against Approval	52,082.16	Shares
		Abstaining From Voting	36,772.16	Shares

Item 6.	Exhibits
The following Part 1 exhibits are attached to this report:
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: August 9, 2006	By:	/s/ Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: August 9, 2006	By:	/s/ Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer