Form 10-Q
period 2006-09-30
YORK WATER CO
filed 2006-11-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2006	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	10,445,826 Shares outstanding as of November 9, 2006

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	Sept 30, 2006	Dec. 31, 2005

ASSETS
UTILITY PLANT, at original cost	$199,374	$182,868
Plant acquisition adjustments	(1,088)	(1,112)
Accumulated depreciation	(28,713)	(26,982)
Net utility plant	169,573	154,774

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $136 in 2006
and $129 in 2005	571	527

CURRENT ASSETS:
Receivables, less reserves of $163 in 2006 and $135 in 2005	2,469	2,202
Unbilled revenues	2,572	1,580
Recoverable income taxes	-	59
Materials and supplies, at cost	820	843
Prepaid expenses	591	348
Deferred income taxes	113	92
Total current assets	6,565	5,124

OTHER LONG-TERM ASSETS:
Deferred debt expense	713	761
Notes receivable	2,030	2,196
Deferred regulatory assets	6,683	5,747
Other	3,315	3,167
Total long-term assets	12,741	11,871

Total Assets	$189,450	$172,296

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	Sept 30, 2006	Dec. 31, 2005

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$42,809	$42,015
issued and outstanding 10,445,826 shares in 2006
and 10,399,995 shares in 2005
Retained earnings	9,597	8,633
Accumulated other comprehensive loss	(103)	(233)
Total common stockholders' equity	52,303	50,415

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	39,805	39,835

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	16,967	7,292
Current portion of long-term debt	12,040	12,039
Accounts payable	4,061	2,641
Dividends payable	929	927
Accrued taxes	505	89
Accrued interest	490	786
Deferred regulatory liabilities	113	92
Other accrued expenses	837	784
Total current liabilities	35,942	24,650

DEFERRED CREDITS:
Customers' advances for construction	25,923	23,704
Contributions in aid of construction	15,278	14,995
Deferred income taxes	13,541	12,339
Deferred investment tax credits	1,053	1,082
Deferred regulatory liabilities	757	779
Deferred employee benefits	4,486	3,885
Other deferred credits	362	612
Total deferred credits	61,400	57,396

Total Stockholders' Equity and Liabilities	$189,450	$172,296

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005

WATER OPERATING REVENUES:
Residential	$4,851	$4,488	$13,390	$12,570
Commercial and industrial	2,263	2,205	6,277	6,038
Other	551	514	1,628	1,527
	7,665	7,207	21,295	20,135

OPERATING EXPENSES:
Operation and maintenance	1,617	1,388	4,459	3,935
Administrative and general	1,483	1,382	4,351	4,088
Depreciation and amortization	621	589	1,890	1,766
Taxes other than income taxes	268	213	815	688
	3,989	3,572	11,515	10,477

Operating income	3,676	3,635	9,780	9,658

OTHER INCOME (EXPENSES):
Interest on long-term debt	(857)	(853)	(2,569)	(2,612)
Interest on short-term debt	(221)	(45)	(490)	(54)
Allowance for funds used during construction	90	48	181	110
Other income (expenses), net	15	3	(15)	(41)
	(973)	(847)	(2,893)	(2,597)

Income before income taxes	2,703	2,788	6,887	7,061

Federal and state income taxes	964	1,053	2,423	2,618

Net income	$1,739	$1,735	$4,464	$4,443

Basic Earnings Per Share	$0.17	$0.17	$0.43	$0.43

Cash Dividends Declared Per Share	$0.112	$0.104	$0.336	$0.312

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$42,015	$8,633	$(233)	$50,415
Net income	-	4,464	-	4,464
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	130	130
Comprehensive income				4,594

Dividends ($.336 per share)		(3,500)	-	(3,500)
Issuance of common stock under
dividend reinvestment plan	718	-	-	718
Issuance of common stock under
employee stock purchase plan	76	-	-	76
Balance, September 30, 2006	$42,809	$9,597	$(103)	$52,303

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2004	$41,014	$7,192	$(169)	$48,037
Net income	-	4,443	-	4,443
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(101)	(101)
Comprehensive income				4,342

Dividends ($.312 per share)	-	(3,229)	-	(3,229)
Issuance of common stock under
dividend reinvestment plan	668	-	-	668
Issuance of common stock under
employee stock purchase plan	69	-	-	69
Balance, September 30, 2005	$41,751	$8,406	$(270)	$49,887

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Consolidated Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,464	$4,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,890	1,766
Amortization of deferred income	(95)	(95)
Equity portion of AFUDC	(80)	(48)
Unrealized gain on swap transaction	(6)	(4)
Provision for losses on accounts receivable	119	98
Increase in deferred income taxes	760	321
Changes in assets and liabilities:
Increase in accounts receivable, unbilled revenues and recoverable income taxes	(1,319)	(576)
(Increase) decrease in materials and supplies	23	(210)
Increase in prepaid expenses and prepaid pension costs	(823)	(95)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	874	1,300
Increase (decrease) in accrued interest and taxes	120	(445)
(Increase) decrease in regulatory and other assets	(472)	11
Net cash provided by operating activities	5,455	6,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $101 in 2006 and $61 in 2005	(15,153)	(10,622)
Acquisitions of water systems, net	-	(1,963)
Decrease in notes receivable	166	1
Net cash used in investing activities	(14,987)	(12,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	3,861	4,394
Repayments of customer advances	(1,264)	(891)
Debt issuance costs	(7)	(35)
Repayments of long-term debt	(29)	(29)
Borrowings under line-of-credit agreements	19,442	9,985
Repayments under line-of-credit agreements	(9,767)	(4,988)
Issuance of common stock under dividend reinvestment plan	718	667
Issuance of common stock under employee stock purchase plan	76	69
Dividends paid	(3,498)	(3,218)
Net cash provided by financing activities	9,532	5,954

Net change in cash and cash equivalents	-	(164)
Cash and cash equivalents at beginning of period	-	164
Cash and cash equivalents at end of period	$-	$0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,191	$2,869
Income taxes	1,169	2,272

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $1,498 in 2006 and $1,683 in 2005 for the construction of utility plant.
Accounts payable and other deferred credits includes $256 in 2006 for the acquisition of water systems.
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

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 2006 and 2005 were based on weighted average shares outstanding of 10,432,225 and 10,368,507, respectively.

Basic earnings per share for the nine months ended September 30, 2006 and 2005 were based on weighted average shares outstanding of 10,416,984 and 10,351,253, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

As of September 30, 2006 the Company had committed a total of $4.5 million for a new meter reading system to be completed in early 2007. As of the end of the quarter, $0.5 million remained to be incurred.

The Company announced the acquisition of the Abbottstown Borough Water System during the first quarter of 2006 at a purchase price of approximately $0.9 million. Settlement on this acquisition is expected to take place in December 2006.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Service Cost	$ 171	$ 147	$ 513	$ 440
Interest Cost	265	254	794	763
Expected return on plan assets	(248)	(240)	(745)	(720)
Amortization of loss	56	37	169	111
Amortization of prior service cost	67	70	201	209
Rate-regulated adjustment	(184)	(155)	(580)	(465)
Net periodic pension expense	$ 127	$ 113	$ 352	$ 338

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $450 to its pension plans in 2006. As of September 30, 2006, the Company plans to contribute $552, but has made no contributions as of the end of the third quarter. The Company expects to make the $552 contribution in the fourth quarter of 2006.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge). The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. As of September 30, 2006, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Other Comprehensive Income
		Three Months Ended September 30
		2006	2005

	Net Income	$ 1,739	$ 1,735

	Unrealized gain (loss) on interest rate swap,
	net of ($184) income tax in 2006,
	and $151 income tax in 2005	(270)	222

	Reclassification adjustment for
	amounts recognized in income,
	net of $13 income tax in 2005	-	18
		(270)	240
	Comprehensive income	$ 1,469	$ 1,975

	Nine Months Ended September 30
	2006	2005

Net Income	$ 4,464	$ 4,443

Unrealized gain (loss) on interest rate swap,
net of $81 income tax in 2006,
and ($118) income tax in 2005	119	(172)

Reclassification adjustment for
amounts recognized in income,
net of $8 income tax in 2006,
and $49 income tax in 2005	11	71
	130	(101)
Comprehensive income	$ 4,594	$ 4,342

8.	Stock Split

On August 28, 2006, the Company’s Board of Directors declared a three-for-two split of its common stock in the nature of a stock dividend. The split was effected on September 11, 2006 to shareholders of record as of September 1, 2006. One additional share of common stock was issued for every two shares issued and outstanding as of September 1, 2006. Accordingly, the financial statements as well as share and per share amounts in this report have been restated to reflect the stock split.

9.	Long-Term Debt

	As of Sept. 30, 2006	As of Dec. 31, 2005
3.6% Industrial Development Authority Revenue
Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	545	574
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing
Authority Exempt Facilities Revenue Bonds, Series B, due 2029	12,000	12,000
Total long-term debt	51,845	51,874
Less current maturities	(12,040)	(12,039)
Long-term portion	$39,805	$39,835

On October 27, 2006 the York County Industrial Development Authority (YCIDA) issued $10.5 million Exempt Facilities Revenue Bonds Series 2006 for the benefit of the Company. The YCIDA then loaned the proceeds of the offering to the Company pursuant to a loan agreement. The loan agreement provides for a $10.5 million loan bearing interest at 4.75%. The bonds and the related loan will mature on October 1, 2036. The loan agreement contains various covenants and restrictions. The Company is currently in compliance with these restrictions.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
Forward-looking Statements

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which generally are preceded by, followed by, or include the words "believes," "expects," "anticipates," "plans," or similar expressions, address among other things:

•	various federal and state regulations concerning water quality and environmental standards;
•	the adequacy of approved rates to allow for a fair rate of return on the investment in utility plant;
•	the timeliness of rate relief;
•	quantity of rainfall and temperature;
•	industrial demand;
•	financing costs;
•	energy rates;
•	consummation of capital markets transactions to finance capital expenditure projects; and
•	environmental and water quality regulations.

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

General Information

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania and four municipalities within Adams County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 89.0 million gallons per day. This combined watershed area is approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of water per day. As of September 30, 2006, the Company's average daily availability was approximately 35.0 million gallons, and consumption was approximately 19.1 million gallons daily. The Company's service territory has an estimated population of 165,000. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2006 Compared
With Three Months Ended September 30, 2005

Net income for the third quarter of 2006 was $1,739, an increase of $4, from net income of $1,735 for the same period of 2005. Higher water operating revenues were the primary contributing factor and were partially offset by increased operating and short-term interest expenses.

Water operating revenues for the three months ended September 30, 2006 increased $458, or 6.4%, from $7,207 for the three months ended September 30, 2005 to $7,665 for the corresponding 2006 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. The average number of customers served in the third quarter of 2006 increased as compared to the same period in 2005 by 2,304 customers, from 54,828 to 57,132 customers due to growth in our service territory and our acquisition of Spring Grove Water Company on July 6, 2005. Despite this increase in customers, the total per capita volume of water sold in the third quarter of 2006 decreased compared to the corresponding 2005 period due to reduced consumption in our service territory.

Operating expenses for the third quarter of 2006 increased $417, or 11.7%, from $3,572 for the third quarter of 2005 to $3,989 for the corresponding 2006 period. Higher salaries due to higher wages and additional employees of approximately $114, increased distribution system maintenance of approximately $80, higher realty and payroll tax expenses aggregating approximately $59, increased internal controls expenses of approximately $56, increased chemical expenses of approximately $35 and higher depreciation expense of approximately $32 due to increased plant investment were the principal reasons for the increase. Higher shareholder, health insurance and pension expenses aggregating approximately $53 and increased power costs due to higher rates and additional facilities of approximately $26 also contributed to the increase. The increase was partially offset by reduced rate case, 401k and postage expenses aggregating approximately $44.

Interest expense on short-term debt for the third quarter of 2006 was $176 higher than the same period in 2005 due to an increase in short-term borrowings. The average short-term debt outstanding was $13,471 for the third quarter of 2006 and $3,963 for the third quarter of 2005.

Allowance for funds used during construction increased $42, from $48 in the third quarter of 2005 to $90 in the 2006 period, due to an increase in construction expenditures that were eligible for interest.

Other income, net increased by $12 in 2006 as compared to 2005 primarily due to a decrease in supplemental retirement expenses.

Federal and state income taxes decreased by $89, or 8.5%, due to lower taxable income and the qualified domestic production deduction. The Company’s effective tax rate was 35.7% in the third quarter of 2006 and 37.8% in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared
With Nine Months Ended September 30, 2005

Net income for the first nine months of 2006 was $4,464, an increase of $21, or 0.5%, from net income of $4,443 for the same period of 2005. Higher water operating revenues partially offset by increased operating expenses and higher short-term interest expenses were the primary contributing factors.

Water operating revenues for the nine months ended September 30, 2006 increased $1,160, or 5.8%, from $20,135 for the nine months ended September 30, 2005 to $21,295 for the corresponding 2006 period. Increases in our revenues are generally dependent on our ability to obtain rate increases from regulatory authorities and increasing our volumes of water sold through increased consumption and increases in the number of customers served. The average number of customers served in the first nine months of 2006 increased as compared to the same period in 2005 by 2,419 customers, from 54,012 to 56,431 customers due to growth in our service territory and the Spring Grove acquisition. Despite this increase in customers, the total per capita volume of water sold in the first three quarters of 2006 decreased compared to the corresponding 2005 period due to reduced consumption in our service territory.

Operating expenses for the nine months of 2006 increased $1,038, or 9.9%, from $10,477 for the nine months of 2005 to $11,515 for the corresponding 2006 period. Higher salaries due to wage increases and additional employees of approximately $328, higher depreciation expense of $124 due to increased plant investment, increased distribution system maintenance of approximately $121, higher transportation expenses due to additional vehicles and increased gas prices of approximately $77 and increased internal control expenses of approximately $74 were the principal reasons for the increase. Higher chemical costs, software training and conversion expenses, electric costs, shareholder expenses, realty taxes, capital stock taxes and payroll taxes aggregating approximately $317 also contributed to the increase. The increase was partially offset by lower rate case expense and reduced hydrant expenses primarily due to capitalization and higher indirect costs capitalized aggregating $151.

Interest expense on long-term debt for the first nine months of 2006 was $43 lower than the same period in 2005 primarily due to the remarketing of the Company’s 6.0% Industrial Development Authority Revenue Refunding Bonds, Series 1995, and the interest rate being redetermined to 3.75% on June 1, 2005.

Interest expense on short-term debt for the first nine months of 2006 was $436 higher than the same period in 2005 due to an increase in short-term borrowings. The average short-term debt outstanding was $10,760 for the first nine months of 2006 and $1,587 for the first nine months of 2005.

Allowance for funds used during construction increased $71, from $110 as of September 2005 to $181 as of September 2006, due to an increase in construction expenditures that were eligible for interest.

Other expenses, net decreased by $26 in 2006 as compared to 2005 primarily due to decreased contributions and lower supplemental retirement expenses aggregating $71. The decrease was partially offset by higher non-operating property maintenance expenses of approximately $24.

Federal and state income taxes decreased by $195, or 7.4%, due to reduced taxable income and the qualified domestic production deduction. The Company’s effective tax rate was 35.2% in the first nine months of 2006 and 37.1% in the first nine months of 2005.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 27, 2006, and sought an increase of $4.5 million, which would represent a 16.0% increase in rates. Effective September 15, 2006, the PPUC authorized an increase in rates designed to produce approximately $2,600,000 in additional annual revenues, which represents an increase of 9.2% in the Company’s rates.

Acquisitions

On February 2, 2006, the Company announced an agreement to acquire the water system of Abbottstown Borough which serves approximately 400 customers in Adams County, Pennsylvania. Following the acquisition, the Company will serve the customers of the Borough by using York Water’s fully filtered and treated water supply. This treated supply will be provided through a main which is being constructed by the Company to interconnect with the Borough’s existing distribution facilities. The interconnection is expected to be completed in December, 2006. The estimated acquisition cost of $0.9 million will be funded through internally generated funds and short-term borrowings.

To date, the Company has obtained the required Pennsylvania Department of Transportation permit and stream crossing and construction permits from the Pennsylvania Department of Environmental Protection. The PPUC approved the acquisition on July 20, 2006. Construction of the water main and standpipe is nearly complete while construction of the booster station continues.

Liquidity and Capital Resources

As of September 30, 2006, current liabilities exceeded current assets by $29,377. The excess was primarily due to the classification of the $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 as current because the bondholders can tender their bonds at any time. The Company believes the bonds would be successfully remarketed if tendered. In addition, the Company had $16,967 in short-term borrowings under its lines of credit as of September 30, 2006. The short-term borrowings were incurred to fund operations, acquisitions and construction expenditures. The Company maintains lines of credit aggregating $22,500. Loans granted under these lines of credit bear interest at LIBOR plus 0.70 to 0.875%. The weighted average interest rate on short-term borrowings at September 30, 2006 was 6.09%. The lines of credit are unsecured and payable upon demand. The Company is not required to maintain compensating balances on its lines of credit.

On October 27, 2006 the York County Industrial Development Authority (YCIDA) issued $10.5 million Exempt Facilities Revenue Bonds Series 2006 for the benefit of the Company. The YCIDA then loaned the proceeds of the offering to the Company pursuant to a loan agreement. The loan agreement provides for a $10.5 million loan bearing interest at 4.75%. The bonds and the related loan will mature on October 1, 2036. The loan agreement contains various covenants and restrictions. The Company is currently in compliance with these restrictions.

On October 10, 2006, the Company filed a registration statement with the Securities and Exchange Commission relating to its proposed offering of 600,000 shares of common stock. The registration statement relating to these securities has not yet become effective, and the Company may not sell or accept offers to buy prior to the time the registration statement becomes effective. Furthermore, even if the registration statement is declared effective, the Company can give no assurances that prevailing market conditions will permit the sale of any or all of the 600,000 shares on terms acceptable to the Company.

During the first nine months of 2006, net cash provided by operations and financing activities equaled net cash used in investing activities. The Company anticipates that this will continue to be the case during the remainder of 2006. Borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances, the proceeds of the YCIDA loan described above and, depending on market conditions, proceeds from the planned common stock offering described above will be used to satisfy the need for additional cash.

During the first nine months of 2006, the Company incurred $16,731 of construction expenditures. Approximately $3,681, or 22%, of the expenditures were for the automated meter reading system and the enterprise software system. An additional $3,309, or 20%, was for the main extension to Abbottstown and the construction of various standpipes. The remaining expenditures were for routine distribution system expenditures. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings, and proceeds from the issuance of common stock under its DRIP and ESPP. The Company anticipates construction expenditures for the remainder of 2006 of approximately $1,251, primarily for projects relating to the Company’s transmission and distribution systems, the aforementioned continuing projects and certain construction expenses related to the Abbottstown acquisition. The Company plans to finance these future expenditures using internally-generated funds, short-term borrowings, customer advances, proceeds from the issuance of common stock under the DRIP and ESPP, the proceeds of the YCIDA loan described above and, depending on market conditions, proceeds from the planned common stock offering described above.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: regulatory assets and liabilities, the determination of the remaining life of our assets, revenue recognition and the discount rate used in our pension plan calculations. There has been no significant change in our accounting estimates or the method of estimation during the quarter ended September 30, 2006.

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

In September, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating this standard for its effects on future financial position and results of operations.

In September, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires (1) recognition of the funded status of a benefit plan in the balance sheet, (2) recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost, (3) measurement of defined benefit plan assets and obligations as of the balance sheet date, and (4) disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. The requirements to recognize the funded status of a plan and to comply with disclosure provisions are effective as of the end of the fiscal year that ends after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company will adopt this standard as of December 31, 2006. The Company is currently evaluating this standard for its effects on future financial position and results of operations.

In October, the FASB issued FSP No. FAS 123(R) - 5 and FSP No. FAS 123(R) - 6 amending guidance and providing technical corrections to SFAS No. 123(R). The additional FSP’s had no impact on the Company’s financial statements as SFAS No. 123(R) did not apply to the Company.

In October, the FASB issued FSP No. FAS 126-1, “Applicability of Certain Disclosure and Interim Reporting Requirements for Obligors for Conduit Debt Securities,” to amend previous authoritative accounting literature to clarify that conduit obligors for conduit debt securities traded in a public market meet the definition of a public entity or enterprise. FSP No. FAS 126-1 applies to financial statements for fiscal periods beginning after December 15, 2006, and may also be applied retrospectively to all prior periods. This FSP is expected to have no impact on the Company’s financial position or results of operations.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company has lines of credit for up to $22.5 million with two banks, under which there were borrowings of approximately $17.0 million outstanding as of September 30, 2006. Loans granted under these lines bear interest based upon LIBOR plus 0.70 to 0.875 percent. The weighted average interest rate on short-term borrowings outstanding at September 30, 2006 was 6.09%. A 25-basis point increase in LIBOR would cause additional short-term interest expense of approximately $42 on an annual basis. Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the Pennsylvania Economic Development Financing Authority, or the PEDFA, Series B issue.

In December 2004, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B. The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029. The interest rate on the loan as of September 30, 2006 was 3.85%. In connection with the loan agreement, the Company entered into an interest rate swap transaction that results in the Company’s floating rate obligation becoming substantially a fixed rate obligation. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. For a more detailed discussion, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2005 Annual Report to Shareholders.

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

(b)	Change in Internal Control over Financial Reporting

As previously disclosed, we had identified a material weakness in our billing function. This material weakness was eliminated during the third quarter of 2005 by instituting interim measures, such as additional verification and reconciliation as well as enhanced physical security. During the third quarter of 2006, we implemented several modules of the Oracle enterprise software system to further improve our internal controls in this function. In particular, the billing module allows us to segregate many of the duties that were previously performed by a single department. In addition, we believe a fully-integrated software billing system provides for greater efficiencies, more insight into operations, and increased reliance on systematic controls rather than manual controls.

Part II - OTHER INFORMATION

Item 6.	Exhibits
The following Part 1 exhibits are attached to this report:
3.1
Amended and Restated Articles of Incorporation of The York Water Company (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2006).

3.2	By-Laws of The York Water Company (incorporated herein by reference to Exhibit 3.2 of the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2006).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: November 9, 2006	By:	/s/ Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: November 9, 2006	By:	/s/ Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer