Form 10-K
period 2006-12-31
YORK WATER CO
filed 2007-03-15
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”: in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2006 was $166,151,892.

As of March 12, 2007 there were 11,201,119 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Shareholders are incorporated by reference into Parts I, II and III.
Portions of the Proxy Statement for the Company's 2007 Annual Meeting of Shareholders are incorporated by reference into Parts II and III.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify and distribute water. The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania and four municipalities within Adams County, Pennsylvania. The Company has no competitors for the provision of water service within its franchised territory. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of water per day. As of December 31, 2006, the Company's average daily consumption was approximately 18.8 million gallons, and its average daily availability was approximately 35.0 million gallons. As of December 31, 2006, the Company's service territory had an estimated population of 166,000. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions. The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers.

During the five year period ended December 31, 2006, the Company maintained an increasing growth in number of customers and distribution facilities. The Company presently has 106 full time employees.

The following table sets forth certain of our summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues
Residential	$ 17,972	$ 16,737	$ 13,789	$ 12,574	$ 11,527
Commercial and industrial	8,497	8,009	6,893	6,598	6,385
Other	2,189	2,059	1,822	1,717	1,641
Total	$ 28,658	$ 26,805	$ 22,504	$ 20,889	$ 19,553

Average daily consumption (gallons per day)	18,769,000	18,657,000	18,116,000	17,498,000	17,901,000
Miles of mains at year-end	840	804	780	739	731
Additional distribution/transmission mains installed (ft.)	178,384	126,962	211,836	44,986	72,121
Number of customers at year-end	57,578	55,731	53,134	51,916	51,023
Population served at year-end	166,000	161,000	158,000	156,000	153,000

Please refer to the “Highlights of Our 191st Year” section of our 2006 Annual Report to Shareholders filed herewith as Exhibit 13 for summary financial information for the last five years.

For further information, please see the Shareholder Information page of our 2006 Annual Report to Shareholders filed herewith as Exhibit 13.

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

On April 27, 2006, we filed an application with the PPUC seeking a rate increase of $4.5 million, which would represent a 16.0% increase in our rates. On August11, 2006, we filed a settlement of that rate case, which provides for an increase in annual revenues of $2.6 million, or 9.2%. On September 15, 2006, the PPUC approved the settlement, and our new rates became effective immediately.

We can provide no assurances that future requests will be approved by the PPUC; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we sought the rate increase. If we are unable to obtain PPUC approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover our investments in utility plant and equipment and projected expenses, our results of operations may be adversely affected.

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

The current concentration of our business in central and southern Pennsylvania makes us susceptible to adverse developments in local economic and demographic conditions.

Our service territory presently includes 34 municipalities in York County and four municipalities in Adams County, Pennsylvania. Our revenues and operating results are therefore subject to local economic and demographic conditions in the area. A change in any of these conditions could make it more costly or difficult for us to conduct our business. In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

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

Our ability to continue our expansion efforts and fund our construction and maintenance program depends on the availability of adequate capital. There is no guarantee that we will be able to obtain sufficient capital in the future or that the cost of capital will not be too high for future expansion and construction. In addition, approval from the PPUC must be obtained prior to our sale and issuance of securities. If we are unable to obtain approval from the PPUC on these matters, or to obtain approval in a timely manner, it may affect our ability to effect transactions that are beneficial to us or our shareholders. A single transaction may itself not be profitable but might still be necessary to continue providing service or to grow the business.

We may face competition from other water suppliers that may hinder our growth and reduce our profitability.

We face competition from other water suppliers for acquisitions, which may limit our growth opportunities. Furthermore, even after we have been the successful bidder in an acquisition, competing water suppliers may challenge our application for expending our franchise territory to cover the target company’s market. Finally, third parties either supplying water on a contract basis to municipalities or entering into agreements to operate municipal water systems might adversely affect our business by winning contracts that may be beneficial to us. If we are unable to compete successfully with other water suppliers for these acquisitions, franchise territories and contracts, it may impede our expansion goals and adversely affect our profitability.

An important element of our growth strategy is the acquisition of water systems. Any pending or future acquisitions we decide to undertake will involve risks.

The acquisition and integration of water systems is an important element in our growth strategy. This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs. Further, acquisitions may result in dilution for the owners of our common stock, our incurrence of debt and contingent liabilities and fluctuations in quarterly results. In addition, the businesses and other assets we acquire may not achieve the financial results that we expect, which could adversely affect our profitability.

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

Our success depends significantly on the continued individual and collective contributions of our senior management team. If we lose the services of any member of our senior management or are unable to hire and retain experienced management personnel, our operating results could suffer.

There is a limited trading market for our common stock; you may not be able to resell your shares at or above the price you pay for them.

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading in our common stock has substantially less liquidity than many other companies quoted on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Because of the limited volume of trading in our common stock, a sale of a significant number of shares of our common stock in the open market could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved staff comments.

Item 2.	Properties.

Source of Supply

The Company has two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south. The lower dam, the Lake Williams Impounding Dam, is constructed of compacted earth with a concrete core wall and is 700 feet long and 58 feet high and creates a reservoir covering approximately 165 acres containing about 870 million gallons of water. About 800 acres surrounding the reservoir are planted with more than 1.2 million evergreen trees, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt. The upper dam, the Lake Redman Impounding Dam, is constructed of compacted earth and is 1,000 feet long and 52 feet high and creates a reservoir covering approximately 290 acres containing about 1.3 billion gallons of water. About 600 acres surrounding the reservoir are planted with grass, which the Company believes will protect the area both from pollution and also from soil erosion, which might otherwise fill the reservoir with silt.

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons of water per day. As of December 31, 2006, our average daily availability was approximately 35.0 million gallons, and daily consumption was approximately 18.8 million gallons.

Pumping Station

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about 1,500 feet upstream from its confluence with the west branch of the Codorus Creek and about four miles downstream from the Company's lower impounding dam. The pumping station presently houses pumping equipment consisting of three electrically driven centrifugal pumps and two diesel-engine driven centrifugal pumps with a combined pumping capacity of 68.0 million gallons per day. The pumping capacity is more than double peak requirements and is designed to provide an ample safety margin in the event of pump or power failure. The raw water is pumped approximately two miles to the filtration plant through pipes owned by the Company.

Water Treatment

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day and being capable of filtering 42.0 million gallons per day for short periods if necessary. Based on an average daily consumption in 2006 of approximately 18.8 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands. In 2005, the Company performed a capacity study of the filtration plant and has begun to explore upgrading the facility to increase capacity for future growth.

Transmission and Distribution

The distribution system of the Company has approximately 840 miles of main water lines which range in diameter from 2 inches to 36 inches. The distribution system includes 24 booster stations and 26 standpipes and reservoirs capable of storing approximately 55.0 million gallons of potable water. All booster stations are equipped with at least two pumps for protection in case of mechanical failure. In 2007, the Company plans to construct new standpipes in Strinestown and Jefferson.

Other Properties

The Company's distribution center and material and supplies warehouse are located at 1801 Mt. Rose Avenue, Springettsbury Township and are composed of three one-story concrete block buildings aggregating 30,680 square feet. The Company plans to add approximately 5,300 square feet of office space to the distribution facility during 2007.

The accounting and executive offices of the Company are located in one three-story and one two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, at 124 and 130 East Market Street, York, Pennsylvania.

All of the Company's properties described above are held in fee by the Company. There are no material encumbrances on such properties.

In 1976, the Company entered into a Joint Use and Park Management Agreement with York County under which the Company licensed use of certain of its lands and waters for public park purposes for a period of 50 years. This property includes two lakes and is located on approximately 1,700 acres in Springfield and York townships. Of the Park’s acreage, approximately 500 acres are subject to an automatically renewable one-year license. Under the Joint Use Agreement, York County has agreed not to erect a dam upstream on the East Branch of the Codorus Creek or otherwise obstruct the flow of the creek. The Joint Use Agreement subordinates the County’s use of the lands and waters for recreational purposes to our prior and overriding use of the lands and waters for utility purposes.

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

The information set forth under the caption "Market for Common Stock and Dividends" and “Dividend Policy” of the 2006 Annual Report to Shareholders is incorporated herein by reference.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan. The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation. Under this plan, approximately 64,000 authorized shares remain unissued as of December 31, 2006.

The information set forth under the caption “Company Performance” of the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated herein by reference.

The Company did not repurchase any of its securities during the fourth quarter of 2006.

Item 6.	Selected Financial Data.

The information set forth under the caption "Highlights of Our 191st Year" of the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2006 Annual Report to Shareholders is incorporated herein by reference.

This annual report on Form 10-K contains certain matters which are not historical facts, but which are forward-looking statements. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The Company intends these forward-looking statements to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain information relating to the Company’s business strategy; statements including, but not limited to:

•	expected profitability and results of operations;
•	goals, priorities and plans for, and cost of, growth and expansion;
•	strategic initiatives;
•	availability of water supply;
•	water usage by customers; and
•	ability to pay dividends on common stock and the rate of those dividends.

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen. What actually happens could differ materially from what it currently anticipates will happen. The Company does not intend to make any public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason. Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected; and
•	other matters set forth in Item 1A, “Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement discussed in Note 4 to the financial statements, does not use derivative financial instruments for trading purposes, has no lease obligations, and does not have material transactions involving related parties.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company has lines of credit with maximum availability of $20.5 million with two banks, under which there were no borrowings outstanding as of December 31, 2006. Loans granted under these lines bear interest based upon LIBOR plus 0.700 to 0.875 percent. The Company is not required to maintain compensating balances on its lines of credit. Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 4 to the Financial Statements included in the 2006 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and the variable rate PEDFA loan agreement described below.

In December 2004, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B. The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029. In connection with the loan agreement, the Company entered into an interest rate swap transaction whereby the Company exchanged its floating rate obligation for a fixed rate obligation. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. See Note 4 to the financial statements of our 2006 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K. Moderate interest rate changes are not expected to have a material impact on cash flows relating to the interest rate swap.

The table below provides information about the Company’s derivative financial instrument and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

(In thousands of dollars)	Expected Maturity Date
Liabilities	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Long-term debt	$1,240	$2,440	$ 5,141	$ 6,741	$ 2,441	$ 44,332	$62,335	$70,000

Weighted average interest rate	3.09%	3.12%	3.37%	3.52%	3.12%	7.35%	6.19%

(In thousands of dollars)	Expected Maturity Date
Interest Rate Derivatives	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Interest Rate Swap - Notional Value $12,000								$171
Variable to Fixed
Average pay rate	3.18%	3.15%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	3.11%	2.86%	2.85%	2.90%	2.95%	3.13%	3.09%

Included in the liabilities table are long-term debt maturities of $1.2 million in 2007, $2.4 million annually in 2008-2011, and $1.2 million in 2012 on the $12.0 million variable rate bonds, underlying the variable rate loan, which could be tendered at any time. The Company believes it would be able to remarket any tendered bonds and would not have to buy them back before maturity in 2029. Interest on the $12.0 million variable rate loan is included at an assumed interest rate of 3.16%.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements set forth in the printed 2006 Annual Report to Shareholders are incorporated herein by reference:

Management’s Report on Internal Controls Over Financial Reporting	Page 18
Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting	Page 19
Report of Independent Registered Public Accounting Firm	Page 20
Balance Sheets as of December 31, 2006 and 2005	Page 21
Statements of Income for Years Ended December 31, 2006, 2005 and 2004	Page 22
Statements of Common Stockholders’ Equity and Comprehensive Income
for Years Ended December 31, 2006, 2005 and 2004	Page 23
Statements of Cash Flows for Years Ended December 31, 2006, 2005 and 2004	Page 24
Notes to Financial Statements	Page 25

Except for the above financial data and the information specified under Items 1, 5, 6, 7, and 7A of this report, the 2006 Annual Report to Shareholders is not deemed to be filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The Company’s management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(b)	Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Beard Miller Company LLP, the independent registered public accounting firm who also audited the Company’s financial statements. Beard Miller’s attestation report on management’s assessment of the Company’s internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c)	Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Other Directorships

The information set forth under the caption “General Information about Other Boards of Directors” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Conduct applicable to all Directors, officers and employees. There were no waivers of the code made for any Director, officer or employee during 2006. A copy of the Code of Conduct was filed with the Securities and Exchange Commission as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Code of Conduct is also available, free of charge, on the Company’s website at www.yorkwater.com. The Company intends to disclose amendments to, or Director, officer and employee waivers from, the Code of Conduct, if any, on its website, or by Form 8-K to the extent required.

Audit Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

The Board of Directors has determined that John L. Finlayson, Chairman of the Audit Committee, is an Audit Committee financial expert within the meaning of the applicable SEC rules. Mr. Finlayson is a Certified Public Accountant, and has an understanding of generally accepted accounting principles and financial statements, as well as the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. Mr. Finlayson is experienced in the preparation and auditing of financial statements of public companies, and has an understanding of accounting estimates, internal control over financial reporting and audit committee functions. He is independent of management.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption “Compensation Committee Report” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan. The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation. Under this plan, approximately 64,000 authorized shares remain unissued as of December 31, 2006.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Michael W. Gang, an independent director of the Company, is a partner in the law firm of Post & Schell PC. The Company retained this firm for various matters during 2006 and expects to do so again during 2007. The Company paid approximately $167,000 to this law firm in 2006.

The information set forth under the captions “Election of Directors” and “Disclosure of Related Party Transactions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption, "Shareholder Approval of Appointment of Independent Public Accountants" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2007 Annual Meeting of Shareholders to be held May 7, 2007 is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form 10-K.

(a)(2)	Financial Statement schedules.

Schedule Number	Schedule Description	Page Number
II	Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004	14

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The York Water Company

The audits referred to in our report dated March 12, 2007 relating to the financial statements of The York Water Company as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006 incorporated in Item 8 of this Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2006 included the audit of the financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/Beard Miller Company LLP
Beard Miller Company LLP
York, Pennsylvania
March 12, 2007

THE YORK WATER COMPANY

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

		Additions
Description	Balance at Beginning Of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance At End Of Year
FOR THE YEAR ENDED DECEMBER 31, 2006 Reserve for uncollectible accounts	$135,000	$209,914	$15,253	$187,167	$173,000

FOR THE YEAR ENDED DECEMBER 31, 2005 Reserve for uncollectible accounts	$130,000	$128,032	$14,126	$137,158	$135,000

FOR THE YEAR ENDED DECEMBER 31, 2004 Reserve for uncollectible accounts	$130,000	$99,599	$14,840	$114,439	$130,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 12, 2007	By: /s/Jeffrey S. Osman
Jeffrey S. Osman
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey S. Osman	By: /s/Kathleen M. Miller
Jeffrey S. Osman	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated:March 12, 2007	Dated: March 12, 2007

Directors:	Date:

By: ______________________________
William T. Morris

By: /s/Irvin S. Naylor	March 12, 2007
Irvin S. Naylor

By: /s/Jeffrey S. Osman	March 12, 2007
Jeffrey S. Osman

By: /s/Chloe R. Eichelberger	March 12, 2007
Chloe R. Eichelberger

By: /s/John L. Finlayson	March 12, 2007
John L. Finlayson

By: /s/George Hay Kain, III	March 12, 2007
George Hay Kain, III

By: /s/Michael W. Gang	March 12, 2007
Michael W. Gang

By: /s/George W. Hodges	March 12, 2007
George W. Hodges

By: /s/Thomas C. Norris	March 12, 2007
Thomas C. Norris

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated August 30, 2006.
3.1	By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 24, 2007.
4.1	Optional Dividend Reinvestment Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as the Prospectus included in Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
4.2	Shareholder Rights Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 1 to Form 8-A dated January 26, 1999.
10.1	Loan Agreement between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.2	Note Agreement Relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.3	Note Agreement Relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.4	Note Agreement Relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Fourth Supplemental Acquisition, Financing and Sale Agreement Relative to the $2,700,000 4.75% Water Facilities Revenue Refunding Bonds dated February 1, 1994	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.8 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1994.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.6	Fifth Supplemental Acquisition, Financing and Sale Agreement Relative to the $4,300,000 5% Water Facilities Revenue Refunding Bonds dated October 1, 1995	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.9 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1995.
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

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's 1989 Form 10-K.
10.13	Articles of Agreement Between The York Water Company and North Codorus Township Relative to Extension of Water Mains dated September 20, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's 1990 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.14	Articles of Agreement Between The York Water Company and York Township Relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.15	Amendment Number 1 to Articles of Agreement Between The York Water Company and Conewago Township Relative to Extension of Water Mains dated March 14, 2003	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.15 to the Company’s 2004 Form 10-K.
10.16*	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 24, 2005 Form 8-K.
10.17*	Agreement, made as of January 26, 1999, between The York Water Company and Bruce C. McIntosh.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s July 15, 2004 Form 8-K.
10.18*	Agreement, made as of January 26, 1999, between The York Water Company and Jeffrey R. Hines, P.E.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s July 15, 2004 Form 8-K.
10.19*	Agreement, made as of January 26, 1999, between The York Water Company and Duane R. Close.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s July 15, 2004 Form 8-K.
10.20*	Agreement, made as of December 18, 2003, between The York Water Company and Jeffrey S. Osman.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s July 15, 2004 Form 8-K.
10.21*	Agreement, made as of December 15, 2003, between The York Water Company and Kathleen M. Miller.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s July 15, 2004 Form 8-K.
10.22*	Agreement, made as of December 15, 2003, between The York Water Company and Vernon L. Bracey.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s July 15, 2004 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.23*	Form of Supplemental Retirement Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s July 15, 2004 Form 8-K.
10.24*	Form of Deferred Compensation Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s July 15, 2004 Form 8-K.
10.25	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 Relative to the $10,500,000 4.75% Exempt Facility Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s November 2, 2006 Form 8-K.
10.26	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s November 2, 2006 Form 8-K.
13	2006 Annual Report to Shareholders	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
23	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*Denotes management contract or compensatory plan or arrangement.