Form 10-Q
period 2007-03-31
YORK WATER CO
filed 2007-05-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2007	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	11,217,582 Shares outstanding as of May 8, 2007

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	Mar. 31, 2007	Dec. 31, 2006

ASSETS
UTILITY PLANT, at original cost	$206,733	$203,101
Plant acquisition adjustments	(1,205)	(1,081)
Accumulated depreciation	(29,249)	(28,220)
Net utility plant	176,279	173,800

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $141 in 2007
and $138 in 2006	570	569

CURRENT ASSETS:
Receivables, less reserves of $173 in 2007 and 2006	2,433	2,304
Unbilled revenues	2,184	2,536
Recoverable income taxes	295	520
Materials and supplies inventories, at cost	814	820
Prepaid expenses	491	400
Deferred income taxes	118	118
Total current assets	6,335	6,698

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,240	1,263
Notes receivable	1,328	1,941
Deferred regulatory assets	9,179	8,993
Other	2,859	2,800
Total long-term assets	14,606	14,997

Total Assets	$197,790	$196,064

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)
	As of	As of
	Mar. 31, 2007	Dec. 31, 2006

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$55,822	$55,558
issued and outstanding 11,217,582 shares in 2007
and 11,201,119 shares in 2006
Retained earnings	9,908	9,904
Accumulated other comprehensive loss	(58)	(101)
Total common stockholders' equity	65,672	65,361

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	61,085	61,095

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	1,563	-
Current portion of long-term debt	1,240	1,240
Accounts payable	1,690	1,627
Dividends payable	1,075	1,075
Accrued taxes	58	70
Accrued interest	492	916
Other accrued expenses	942	995
Total current liabilities	7,060	5,923

DEFERRED CREDITS:
Customers' advances for construction	24,981	25,221
Contributions in aid of construction	15,952	15,952
Deferred income taxes	16,042	15,529
Deferred employee benefits	6,000	5,891
Other deferred credits	998	1,092
Total deferred credits	63,973	63,685

Total Stockholders' Equity and Liabilities	$197,790	$196,064

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

WATER OPERATING REVENUES:
Residential	$4,667	$4,130
Commercial and industrial	2,127	1,948
Other	591	536
	7,385	6,614

OPERATING EXPENSES:
Operation and maintenance	1,565	1,396
Administrative and general	1,678	1,386
Depreciation and amortization	761	634
Taxes other than income taxes	189	293
	4,193	3,709

Operating income	3,192	2,905

OTHER INCOME (EXPENSES):
Interest on long-term debt	(944)	(853)
Interest on short-term debt	(18)	(120)
Allowance for funds used during construction	27	50
Other expenses, net	(186)	(29)
	(1,121)	(952)

Income before income taxes	2,071	1,953

Federal and state income taxes	745	694

Net income	$1,326	$1,259

Basic Earnings Per Common Share	$0.12	$0.12

Cash Dividends Declared Per Common Share	$0.118	$0.112

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2007 and 2006
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$55,558	$9,904	$(101)	$65,361
Net income	-	1,326	-	1,326
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	43	43
Comprehensive income				1,369
Dividends ($.118 per share)	-	(1,322)	-	(1,322)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans,
net of issuance costs	264	-	-	264
Balance, March 31, 2007	$55,822	$9,908	$(58)	$65,672

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$42,015	$8,633	$(233)	$50,415
Net income	-	1,259	-	1,259
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	236	236
Comprehensive income				1,495
Dividends ($.112 per share)	-	(1,165)	-	(1,165)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans,
net of issuance costs	266	-	-	266
Balance, March 31, 2006	$42,281	$8,727	$3	$51,011

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,326	$1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	761	634
Increase in deferred income taxes	352	206
Other	(2)	(22)
Changes in assets and liabilities:
Decrease in accounts receivable, unbilled revenues and recoverable income taxes	406	13
(Increase) decrease in materials and supplies	6	(102)
Increase in prepaid expenses	(91)	(122)
Increase (decrease) in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	170	(684)
Increase (decrease) in accrued interest and taxes	(436)	288
Increase in regulatory and other assets	(201)	(63)
Net cash provided by operating activities	2,291	1,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $15 in 2007 and $28 in 2006	(2,692)	(2,811)
Acquisition of water system	(896)	-
Decrease in notes receivable	140	21
Net cash used in investing activities	(3,448)	(2,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	490	1,417
Repayments of customer advances	(227)	(444)
Repayments of long-term debt	(10)	(9)
Borrowings under line-of-credit agreements	1,563	1,647
Changes in cash overdraft position	399	(328)
Issuance of common stock	264	266
Dividends paid	(1,322)	(1,166)
Net cash provided by financing activities	1,157	1,383

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,360	$1,048
Income taxes	168	131

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $474 in 2007 and $750 in 2006 for the construction of utility plant.
Accounts payable and other deferred credits includes $224 in 2007 and $235 in 2006 for the acquisition of water systems.
The change in notes receivable includes $473 in 2007 offset by like amounts of customer advances.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods. Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2006.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended March 31, 2007 and 2006 were based on weighted average shares outstanding of 11,203,985 and 10,402,644, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
	Certain 2006 amounts have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments
	As of March 31, 2007 the Company had committed a total of $4.5 million for a new meter reading system to be completed in early 2007. As of the end of the quarter, $0.1 million remained to be incurred.
5.	Pensions
	Components of Net Periodic Pension Cost
		Three Months Ended March 31
		2007	2006

	Service Cost	$ 171	$ 171
	Interest Cost	265	265
	Expected return on plan assets	(248)	(248)
	Amortization of loss	56	56
	Amortization of prior service cost	67	67
	Rate-regulated adjustment	(111)	(198)
	Net periodic pension expense	$ 200	$ 113

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $800 to its pension plans in 2007. No cash contributions have been made as of March 31, 2007, but the expense has been accrued. The Company expects to make the $800 contribution in the fourth quarter of 2007.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge). The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. As of March 31, 2007, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Other Comprehensive Income
		Three Months Ended March 31
		2007	2006

	Net Income	$ 1,326	$ 1,259

	Unrealized gain on interest rate swap,
	net of $29 income tax in 2007,
	and $156 income tax in 2006	43	228

	Reclassification adjustment for
	amounts recognized in income,
	net of $0 income tax in 2007
	net of $5 income tax in 2006	-	8
		43	236
	Comprehensive income	$ 1,369	$ 1,495

8.	Stock Split

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

9.	Long-Term Debt

	As of Mar. 31, 2007	As of Dec. 31, 2006
3.6% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	525	535
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing
Authority Exempt Facilities Revenue Bonds, Series B, due 2029	12,000	12,000
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Total long-term debt	62,325	62,335
Less current maturities	(1,240)	(1,240)
Long-term portion	$61,085	$61,095

10.	Acquisition

On January 5, 2007, the Company closed the acquisition of the water system of Abbottstown Borough which served approximately 400 customers in Adams County, Pennsylvania. The purchase price of approximately $0.9 million was less than the depreciated original cost of these assets. The Company has recorded a negative acquisition adjustment of approximately $131 and is amortizing this credit over the remaining life of the acquired assets. The purchase was funded through internally generated funds and short-term borrowings. The Company began serving the customers of Abbottstown Borough in January, 2007.

11.	Notes Receivable

In March of 2007, the Company corrected a miscalculation of a note receivable with one of the water districts served. While this recalculation was deemed immaterial to operations as a whole, it reduced notes receivable by $544, customer advances by $473 and interest income by $71. The income reduction was applicable to the years 2003-2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
Forward-looking Statements

This report on Form 10-Q contains certain matters which are not historical facts, but which are forward-looking statements. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The Company intends these forward-looking statements to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain information relating to the Company’s business strategy; statements including, but not limited to:

• expected profitability and results of operations;
• goals, priorities and plans for, and cost of, growth and expansion;
• strategic initiatives;
• availability of water supply;
• water usage by customers; and
• ability to pay dividends on common stock and the rate of those dividends.

The forward-looking statements in this report reflect what the Company currently anticipates will happen. What actually happens could differ materially from what it currently anticipates will happen. The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason. Important matters that may affect what will actually happen include, but are not limited to:

• changes in weather, including drought conditions;
• levels of rate relief granted;
• the level of commercial and industrial business activity within the Company's service territory;
• construction of new housing within the Company's service territory and increases in population;
• changes in government policies or regulations;
• the ability to obtain permits for expansion projects;
• material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water; and
• changes in economic and business conditions, including interest rates, which are less favorable than expected; and
• other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for 2006.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water. The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania and four municipalities within Adams County, Pennsylvania. The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting. The Company must obtain PPUC approval before changing any of the aforementioned procedures. Water service is supplied through the Company's own distribution system. The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 89.0 million gallons per day. This combined watershed area is approximately 117 square miles. The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water. The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day. As of March 31, 2007, the Company's average daily consumption was approximately 17.7 million gallons, and its average daily availability was approximately 35.0 million gallons. The Company's service territory had an estimated population of 166,000 as of December 31, 2006. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business. Increases in revenues are generally dependent on obtaining rate increases from regulatory authorities in a timely manner and in an adequate amount, and increasing volumes of water sold through increased consumption and increases in the number of customers served.

Results of Operations

Three Months Ended March 31, 2007 Compared
With Three Months Ended March 31, 2006

Net income for the first quarter of 2007 was $1,326, an increase of $67, from net income of $1,259 for the same period of 2006. Higher water operating revenues were the primary contributing factor and were partially offset by increased operating and other expenses.

Water operating revenues for the three months ended March 31, 2007 increased $771, or 11.7%, from $6,614 for the three months ended March 31, 2006 to $7,385 for the corresponding 2007 period. The average number of customers served in the first quarter of 2007 increased as compared to the same period in 2006 by 2,222 customers, from 55,879 to 58,101 customers due to growth in the Company’s service territory and the Abbottstown Borough acquisition on January 5, 2007. Despite this increase in customers, the total per capita volume of water sold in the first quarter of 2007 decreased compared to the corresponding 2006 period by approximately 1.4% due to reduced consumption in our service territory.

Operating expenses for the first quarter of 2007 increased $484, or 13.0%, from $3,709 for the first quarter of 2006 to $4,193 for the corresponding 2007 period. Higher salaries of approximately $169 due to higher wages and additional employees, higher depreciation expense of approximately $127 due to increased plant investment, increased software support expenses of approximately $117 and increased pension expense of approximately $87 were the principal reasons for the increase. The increase was partially offset by reduced capital stock and realty taxes aggregating approximately $115.

Interest expense on long-term debt increased $91, or 10.7%, from $853 for 2006 to $944 for 2007, due primarily to an increase in amounts outstanding. The Company issued tax-exempt debt through the York County Industrial Development Authority, or YCIDA, in the amount of $10.5 million in October 2006. The proceeds of the bond issuance were used to pay down a portion of the Company’s short-term borrowings.

Interest expense on short-term debt for the first quarter of 2007 was $102 lower than the same period in 2006 due to a decrease in short-term borrowings. The average short-term debt outstanding was $1,093 for the first quarter of 2007 and $8,600 for the first quarter of 2006.

Allowance for funds used during construction decreased $23, from $50 in the first quarter of 2006 to $27 in the 2007 period, due to a decrease in construction expenditures that were eligible for interest.

Other expenses, net increased by $157 in 2007 as compared to 2006 primarily due to reduced interest income on water district notes receivable due to a reduction in the note and increased contributions eligible for tax credits.

Federal and state income taxes increased by $51, or 7.3%, due to higher taxable income. The Company’s effective tax rate was 36.0% in the first quarter of 2007 and 35.5% in the first quarter of 2006.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests. The most recent rate request was filed by the Company on April 27, 2006, and sought an increase of $4.5 million, which would have represented a 16.0% increase in rates. Effective September 15, 2006, the PPUC authorized an increase in rates designed to produce approximately $2.6 million in additional annual revenues, which represented an increase of 9.2% in the Company’s rates at such time. The Company does not expect to file a rate increase request in 2007.

Acquisition

On January 5, 2007, the Company closed the acquisition of the water system of Abbottstown Borough which serves approximately 400 customers in Adams County, Pennsylvania. The purchase price of approximately $896 was less than the depreciated original cost of these assets. The Company has recorded a negative acquisition adjustment of approximately $131 and is amortizing this credit over the remaining life of the acquired assets. The purchase was funded through internally generated funds and short-term borrowings. The Company began serving the customers of Abbottstown Borough in January, 2007.

Liquidity and Capital Resources

As of March 31, 2007, current liabilities exceeded current assets by $725. The excess was primarily due an increase in short-term borrowings. The Company had $1,563 in short-term borrowings under its lines of credit as of March 31, 2007. The short-term borrowings were incurred to fund operations, acquisitions and construction expenditures. The Company maintains two lines of credit aggregating $20,500. Loans granted under these lines of credit bear interest at LIBOR plus 0.700% to 0.875%. Both lines of credit are unsecured and payable upon demand. The weighted average interest rate on short-term borrowings at March 31, 2007 was 6.02%. The Company is not required to maintain compensating balances on its lines of credit.

During the first three months of 2007, net cash provided by operating activities and financing activities equaled net cash used in investing activities. The Company anticipates this will continue to be the case during the remainder of 2007. Internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances and the distribution surcharge allowed by the PPUC will be used to satisfy the need for additional cash. The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.

During the first three months of 2007, the Company incurred $2,366 of construction expenditures. The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings and proceeds from the issuance of common stock under its DRIP and ESPP. The Company anticipates construction expenditures for the remainder of 2007 of approximately $11,500. In addition to routine transmission and distribution projects, a portion of the anticipated 2007 expenditures will be for an addition to the Company’s distribution facility, additional standpipes, upgrades to water treatment facilities and various replacements of aging infrastructure. The Company plans to finance these expenditures using internally-generated funds, short-term borrowings, customer advances, proceeds from the issuance of common stock under the DRIP and ESPP, and the distribution surcharge allowed by the PPUC. In addition, the Company incurred $896 for the purchase of the water system of Abbottstown Borough. The purchase was funded through internally generated funds and short-term borrowings.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans. There has been no significant change in our accounting estimates or the method of estimation during the quarter ended March 31, 2007.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses. The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement mentioned in Item 3, does not use derivative financial instruments for speculative trading purposes, has no lease obligations and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets for derivatives, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this statement in January 2007, and it had no effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately-recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company adopted this statement in January 2007 and it had no impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” to provide guidance to a lessor in a transaction classified as a leveraged lease in accordance with SFAS No. 13, “Accounting for Leases.” FSP No. FAS 13-2 amends SFAS No. 13 to require a lessor to recalculate a leveraged lease to reflect a change or projected change in the timing of the realization of tax benefits generated by that lease. This FSP applies to fiscal years beginning after December 15, 2006. The Company adopted this position in January 2007 and it had no impact on financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The Company evaluated and adopted this interpretation in January 2007 concluding that it has no uncertain tax positions meeting the recognition and measurement test of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. The Company is currently evaluating this standard for its effects on future financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision to elect the fair value option should be made on an instrument-by-instrument basis with certain exceptions. If the fair value option is elected, an entity must report unrealized gains and losses in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is currently evaluating this standard for its effects on future financial position and results of operations.

In March 2007, the Emerging Issues Task Force (EITF), reached consensus on EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” The consensus requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide a death benefit. In addition, the task force concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. This consensus was effective immediately and has no impact on the Company.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates. This exposure to these market risks relates to the Company's debt obligations under its lines of credit. The Company has lines of credit for up to $20,500 with two banks, under which there were borrowings of $1,563 outstanding as of March 31, 2007. Loans granted under these lines bear interest based on LIBOR plus 0.700 to 0.875 percent. The weighted average interest rate on short-term borrowings outstanding at March 31, 2007 was 6.02%. A 25-basis point increase in LIBOR would cause additional short-term interest expense of approximately $4 on an annual basis. Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the Pennsylvania Economic Development Financing Authority, or the PEDFA, Series B issue.

In December 2004, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B. The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029. The interest rate on the loan as of March 31, 2007 was 3.73%. In connection with the loan agreement, the Company entered into an interest rate swap transaction that results in the Company’s floating rate obligation becoming substantially a fixed rate obligation. The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. Moderate interest rate changes are not expected to have a material impact on cash flows relating to the interest rate swap.

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

(b)	Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.	Exhibits
The following Part 1 exhibits are attached to this report:
3.1	Bylaws of The York Water Company (Incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the commission on January 24, 2007).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: May 8, 2007	By:	/s/ Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: May 8, 2007	By:	/s/ Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer