Form 10-Q
period 2007-06-30
YORK WATER CO
filed 2007-08-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2007	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	11,232,700 Shares outstanding as of August 9, 2007

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Jun. 30, 2007	Dec. 31, 2006

ASSETS
UTILITY PLANT, at original cost	$211,728	$203,101
Plant acquisition adjustments	(1,198)	(1,081)
Accumulated depreciation	(29,942)	(28,220)
Net utility plant	180,588	173,800

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $143 in 2007
and $138 in 2006	567	569

CURRENT ASSETS:
Receivables, less reserves of $173 in 2007 and 2006	2,903	2,304
Unbilled revenues	2,487	2,536
Recoverable income taxes	289	520
Materials and supplies inventories, at cost	805	820
Prepaid expenses	430	400
Deferred income taxes	118	118
Total current assets	7,032	6,698

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,217	1,263
Notes receivable	633	1,941
Deferred regulatory assets	9,301	8,993
Other	3,175	2,800
Total long-term assets	14,326	14,997

Total Assets	$202,513	$196,064

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Jun. 30, 2007	Dec. 31, 2006

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$56,066	$55,558
issued and outstanding 11,232,700 shares in 2007
and 11,201,119 shares in 2006
Retained earnings	10,245	9,904
Accumulated other comprehensive income(loss)	162	(101)
Total common stockholders' equity	66,473	65,361

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	61,075	61,095

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	2,536	-
Current portion of long-term debt	1,240	1,240
Accounts payable	3,458	1,627
Dividends payable	1,094	1,075
Accrued taxes	2	70
Accrued interest	915	916
Other accrued expenses	936	995
Total current liabilities	10,181	5,923

DEFERRED CREDITS:
Customers' advances for construction	24,964	25,221
Contributions in aid of construction	16,171	15,952
Deferred income taxes	16,674	15,529
Deferred employee benefits	6,085	5,891
Other deferred credits	890	1,092
Total deferred credits	64,784	63,685

Total Stockholders' Equity and Liabilities	$202,513	$196,064

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006

WATER OPERATING REVENUES:
Residential	$5,023	$4,409	$9,690	$8,539
Commercial and industrial	2,342	2,055	4,469	4,003
Other	597	552	1,188	1,088
	7,962	7,016	15,347	13,630

OPERATING EXPENSES:
Operation and maintenance	1,593	1,446	3,158	2,842
Administrative and general	1,747	1,482	3,425	2,868
Depreciation and amortization	767	635	1,528	1,269
Taxes other than income taxes	252	254	441	547
	4,359	3,817	8,552	7,526

Operating income	3,603	3,199	6,795	6,104

OTHER INCOME (EXPENSES):
Interest on long-term debt	(986)	(859)	(1,930)	(1,712)
Interest on short-term debt	(39)	(149)	(57)	(269)
Allowance for funds used during construction	44	41	71	91
Other expenses, net	(41)	(1)	(227)	(30)
	(1,022)	(968)	(2,143)	(1,920)

Income before income taxes	2,581	2,231	4,652	4,184

Federal and state income taxes	920	765	1,665	1,459

Net income	$1,661	$1,466	$2,987	$2,725

Basic Earnings Per Share	$0.15	$0.14	$0.27	$0.26

Cash Dividends Declared Per Share	$0.118	$0.112	$0.236	$0.224

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2007 and 2006
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$55,558	$9,904	$(101)	$65,361
Net income	-	2,987	-	2,987
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	263	263
Comprehensive income				3,250
Dividends ($.236 per share)	-	(2,646)	-	(2,646)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans,
net of issuance costs	508	-	-	508
Balance, June 30, 2007	$56,066	$10,245	$162	$66,473

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$42,015	$8,633	$(233)	$50,415
Net income	-	2,725	-	2,725
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	400	400
Comprehensive income				3,125
Dividends ($.224 per share)	-	(2,332)	-	(2,332)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans,
net of issuance costs	536	-	-	536
Balance, June 30, 2006	$42,551	$9,026	$167	$51,744

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,987	$2,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,528	1,269
Increase in deferred income taxes	709	523
Other	(9)	(34)
Changes in assets and liabilities:
Increase in accounts receivable, unbilled revenues and recoverable income taxes	(404)	(757)
Decrease in materials and supplies	15	74
Increase in prepaid expenses	(30)	(554)
Increase (decrease) in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	714	(146)
Decrease in accrued interest and taxes	(69)	(7)
Increase in regulatory and other assets	(404)	(288)
Net cash provided by operating activities	5,037	2,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including allowance for funds used during construction
of $40 in 2007 and $51 in 2006	(6,453)	(6,340)
Acquisition of water system	(896)	-
Decrease in notes receivable	835	109
Net cash used in investing activities	(6,514)	(6,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,174	3,138
Repayments of customer advances	(678)	(925)
Repayments of long-term debt	(20)	(19)
Borrowings under line-of-credit agreements	2,536	3,127
Changes in cash overdraft position	584	(99)
Issuance of common stock	508	536
Dividends paid	(2,627)	(2,332)
Net cash provided by financing activities	1,477	3,426

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,930	$1,916
Income taxes	764	1,039

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $1,706 in 2007 and $2,346 in 2006 for the construction of utility plant.
Accounts payable and other deferred credits includes $208 in 2007 and $271 in 2006 for the acquisition of water systems.
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

Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended June 30, 2007 and 2006 were based on weighted average shares outstanding of 11,217,748 and 10,415,756, respectively.

Basic earnings per share for the six months ended June 30, 2007 and 2006 were based on weighted average shares outstanding of 11,210,905 and 10,409,237, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2006 amounts have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

As of June 30, 2007 the Company had committed a total of $2.4 million for a portion of a new residuals handling system which is one piece of a larger water treatment expansion project.  As of the end of the quarter, the Company had yet to make any expenditures for this system.

The Company announced the acquisition of the West Manheim Township water system in York County, Pennsylvania during the second quarter of 2007.  The purchase price per the agreement is approximately $2.1 million.  Settlement on this acquisition is expected to take place in July, 2008.

5.	Pensions
	Components of Net Periodic Pension Cost
		Three Months Ended June 30		Six Months Ended June 30
		2007	2006	2007	2006

	Service Cost	$ 181	$ 171	$ 362	$ 342
	Interest Cost	287	264	575	529
	Expected return on plan assets	(274)	(249)	(548)	(497)
	Amortization of loss	27	57	53	113
	Amortization of prior service cost	66	67	132	134
	Rate-regulated adjustment	(87)	(198)	(174)	(396)
	Net periodic pension expense	$ 200	$ 112	$ 400	$ 225

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $800 to its pension plans in 2007.  No cash contributions have been made as of June 30, 2007, but the expense has been accrued.  The Company expects to make the $800 contribution in the third and fourth quarters of 2007.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge).  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.  As of June 30, 2007, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Other Comprehensive Income

	Three Months Ended June 30
	2007	2006

Net Income	$ 1,661	$ 1,466

Unrealized gain on interest rate swap, net of $150 income
tax in 2007, and $110 income tax in 2006	219	161

Reclassification adjustment for amounts recognized in income,
net of $1 income tax in 2007, and $3 income tax in 2006	1	3
	220	164

Comprehensive income	$ 1,881	$ 1,630

	Six Months Ended June 30
	2007	2006

Net Income	$ 2,987	$ 2,725

Unrealized gain on interest rate swap, net of $179 income
tax in 2007, and $266 income tax in 2006	262	389

Reclassification adjustment for amounts recognized in income,
net of $1 income tax in 2007, and $8 income tax in 2006	1	11
	263	400

Comprehensive income	$ 3,250	$ 3,125

8.	Stock Split

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

9.	Long-Term Debt

	As of Jun. 30, 2007	As of Dec. 31, 2006
3.6% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	515	535
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing
Authority Exempt Facilities Revenue Bonds, Series B, due 2029	12,000	12,000
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Total long-term debt	62,315	62,335
Less current maturities	(1,240)	(1,240)
Long-term portion	$61,075	$61,095

10.	Acquisitions

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

On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  This acquisition is expected to result in the addition of 2,100 customers and will cost approximately $2.1 million.  The agreement is subject to the approval of the Pennsylvania Public Utility Commission and Pennsylvania Department of Environmental Protection.  Upon regulatory approval, the Company will construct a main from its current distribution system to interconnect with West Manheim’s distribution system.  The interconnection and closing on this acquisition are expected to occur in July, 2008.

11.	Notes Receivable

In March of 2007, the Company corrected a miscalculation of a note receivable with one of the water districts served.  While this recalculation was deemed immaterial to operations as a whole, it reduced notes receivable by $544, customer advances by $473 and interest income by $71.  The income reduction was applicable to the years 2003-2006.  In June, 2007, this same water district paid off its note receivable in the amount of $543.

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

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania and six municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting.  The Company must obtain PPUC approval before changing any of the aforementioned procedures.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 89.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of June 30, 2007, the Company's average daily consumption was approximately 18.8 million gallons, and its average daily availability was approximately 35.0 million gallons.  The Company's service territory had an estimated population of 166,000 as of December 31, 2006.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2007 Compared
With Three Months Ended June 30, 2006

Net income for the second quarter of 2007 was $1,661, an increase of $195, or 13.3%, from net income of $1,466 for the same period of 2006.  On a per share basis, earnings were up by $0.01 for the second quarter reflecting the increase in net income and a 7.7% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the 739,750 additional shares issued by the Company in a public offering in December 2006.  The primary contributing factors to the increase in net income were higher water operating revenues partially offset by increased operating and income tax expenses.

Water operating revenues for the three months ended June 30, 2007 increased $946, or 13.5%, from $7,016 for the three months ended June 30, 2006 to $7,962 for the corresponding 2007 period.  The average number of customers served in the second quarter of 2007 increased as compared to the same period in 2006 by 2,048 customers, from 56,281 to 58,329 customers due to growth in the Company’s service territory and the Abbottstown Borough acquisition on January 5, 2007.  Despite this increase in customers, the total per capita volume of water sold in the second quarter of 2007 decreased compared to the corresponding 2006 period by approximately 0.7% due to reduced consumption in our service territory.

Operating expenses for the second quarter of 2007 increased $542, or 14.2%, from $3,817 for the second quarter of 2006 to $4,359 for the corresponding 2007 period.  Higher salaries of approximately $153 due to higher wages and additional employees, higher depreciation expense of approximately $133 due to increased plant investment, increased software support expenses of approximately $101 and increased pension expense of approximately $87 were the principal reasons for the increase.

Interest expense on long-term debt for the second quarter of 2007 increased $127, or 14.8%, from $859 for the second quarter of 2006 to $986 for the corresponding 2007 period, due primarily to an increase in amounts outstanding.  The Company issued tax-exempt debt through the York County Industrial Development Authority, or YCIDA, in the amount of $10.5 million in October 2006.  The proceeds of the bond issuance were used to pay down a portion of the Company’s short-term borrowings.

Interest expense on short-term debt for the second quarter of 2007 was $110 lower than the same period in 2006 due to a decrease in short-term borrowings.  The average short-term debt outstanding was $2,358 for the second quarter of 2007 and $10,066 for the second quarter of 2006.

Other expenses, net for the second quarter increased by $40 in 2007 as compared to the same period of 2006 primarily due to reduced interest income on water district notes receivable due to a reduction in the notes.  Increased contributions, eligible for tax credits, added to the increase.

Federal and state income taxes increased by $155, or 20.3%, due to higher taxable income.  The Company’s effective tax rate was 35.6% in the second quarter of 2007 and 34.3% in the second quarter of 2006.

Six Months Ended June 30, 2007 Compared
With Six Months Ended June 30, 2006

Net income for the first half of 2007 was $2,987, an increase of $262, or 9.6%, from net income of $2,725 for the same period of 2006.  On a per share basis, earnings were up by $0.01 for the first half reflecting the increase in net income and a 7.7% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the 739,750 additional shares issued by the Company in a public offering in December 2006.  The primary contributing factors to the increase in net income were higher water operating revenues partially offset by increased operating expenses.

Water operating revenues for the six months ended June 30, 2007 increased $1,717, or 12.6%, from $13,630 for the six months ended June 30, 2006 to $15,347 for the corresponding 2007 period.  The average number of customers served in the first half of 2007 increased as compared to the same period in 2006 by 2,135 customers, from 56,080 to 58,215 customers due to growth in the Company’s service territory and the Abbottstown Borough acquisition on January 5, 2007.  Despite this increase in customers, the total per capita volume of water sold in the first half of 2007 decreased compared to the corresponding 2006 period by approximately 1.0% due to reduced consumption in our service territory.

Operating expenses for the first half of 2007 increased $1,026, or 13.6%, from $7,526 for the first half of 2006 to $8,552 for the corresponding 2007 period.  Higher salaries of approximately $323 due to higher wages and additional employees, higher depreciation expense of approximately $256 due to increased plant investment, increased software support expenses of approximately $215 and increased pension expense of approximately $175 were the principal reasons for the increase.  The increase was partially offset by reduced capital stock and realty taxes aggregating approximately $137.

Interest expense on long-term debt increased $218, or 12.7%, from $1,712 for the first half of 2006 to $1,930 for the corresponding 2007 period, due primarily to an increase in amounts outstanding.  The Company issued tax-exempt debt through the York County Industrial Development Authority, or YCIDA, in the amount of $10.5 million in October 2006. The proceeds of the bond issuance were used to pay down a portion of the Company’s short-term borrowings.

Interest expense on short-term debt for the first half of 2007 was $212 lower than the same period in 2006 due to a decrease in short-term borrowings.  The average short-term debt outstanding was $1,729 for the first half of 2007 and $9,332 for the first half of 2006.

Allowance for funds used during construction decreased $20, from $91 in the first half of 2006 to $71 in the 2007 period, due to a decrease in construction expenditures that were eligible for interest.

Other expenses, net increased by $197 in 2007 as compared to 2006 primarily due to reduced interest income on water district notes receivable due to a reduction in the notes.  Increased contributions, eligible for tax credits, added to the increase.

Federal and state income taxes increased by $206, or 14.1%, due to higher taxable income.  The Company’s effective tax rate was 35.8% in the first half of 2007 and 34.9% in the first half of 2006.

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

Acquisitions

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

On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  This acquisition is expected to result in the addition of 2,100 customers and will cost approximately $2.1 million.  The agreement is subject to the approval of the Pennsylvania Public Utility Commission and Pennsylvania Department of Environmental Protection.  Upon regulatory approval, the Company will construct a main from its current distribution system to interconnect with West Manheim’s distribution system.  The interconnection and closing on this acquisition are expected to occur in July, 2008.

Liquidity and Capital Resources

As of June 30, 2007, current liabilities exceeded current assets by $3,149.  At December 31, 2006, current assets exceeded current liabilities by $775.  The change was primarily due to an increase in short-term borrowings.  The Company had $2,536 in short-term borrowings under its lines of credit as of June 30, 2007, and no short-term borrowings as of December 31, 2006.  The short-term borrowings were incurred primarily for acquisitions and construction expenditures.  The Company maintains two lines of credit aggregating $20,500.  Loans granted under these lines of credit bear interest at LIBOR plus 0.700% to 0.875%.  Both lines of credit are unsecured and payable upon demand.  The weighted average interest rate on short-term borrowings at June 30, 2007 was 6.05%.  The Company is not required to maintain compensating balances on its lines of credit.

During the first six months of 2007, the Company was able to fund operating activities, acquisitions and capital expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances and the distribution surcharge allowed by the PPUC.  The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The Company anticipates that the remainder of 2007 will be funded in a like manner.

During the first six months of 2007, the Company incurred $7,379 of construction expenditures for routine items as well as a new standpipe, main relinings and software development.  The Company financed such expenditures through internally generated funds, customers’ advances, short-term borrowings and proceeds from the issuance of common stock under its DRIP and ESPP.  The Company anticipates construction expenditures for the remainder of 2007 of approximately $6,500.  In addition to routine transmission and distribution projects, a portion of the anticipated 2007 expenditures will be for an addition to the Company’s distribution facility, upgrades to water treatment facilities and various replacements of aging infrastructure.  The Company plans to finance these expenditures using internally-generated funds, short-term borrowings, customer advances, proceeds from the issuance of common stock under the DRIP and ESPP, and the distribution surcharge allowed by the PPUC.

In addition to the aforementioned construction expenditures, the Company incurred $896 for the purchase of the water system of Abbottstown Borough.  The purchase was funded through internally generated funds and short-term borrowings.

The Company is affected by inflation, most notably by the continually increasing costs incurred to maintain and expand its service capacity.  The cumulative effect of inflation results in significantly higher facility replacement costs which must be recovered from future cash flows.  The ability of the Company to recover this increased investment in facilities is dependent upon future rate increases, which are subject to approval by the PPUC.  The Company can provide no assurances that its rate increases will be approved by the PPUC; and, if approved, the Company cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which the rate increase was sought.

Drought

On August 6, 2007, state officials issued a drought watch for all but 9 counties in Pennsylvania.  The Company's service territory, including York and Adams Counties are included n the watch.  The watch calls for a voluntary reduction in water use of 5 percent.  The watch could potentially impact third quarter revenues and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended June 30, 2007.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities.  The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement mentioned in Note 6 to the financial statements herein, does not use derivative financial instruments for speculative trading purposes, has no lease obligations and does not have material transactions involving related parties.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating this standard for its effects on future financial position and results of operations.

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

In March 2007, the Emerging Issues Task Force (EITF), reached consensus on EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.”  The consensus requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide a death benefit.  In addition, the task force concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  This consensus was effective immediately and had no impact on the Company.

In May, 2007 the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” and amendment of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to clarify that a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits in accordance with paragraph 10(b) of that Interpretation if (a) the taxing authority has completed all of its required or expected examination procedures, (b) the enterprise does not intend to appeal or litigate any aspect of the tax position, and (c) it is considered remote that the taxing authority would reexamine the tax position.  FSP No. FIN 48-1 was effective for fiscal years beginning after December 15, 2006.  The Company adopted this position as of January, 2007 and it had no impact on the Company’s financial position or results of operations.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  The Company has lines of credit for up to $20,500 with two banks, under which there were borrowings of $2,536 outstanding as of June 30, 2007.  Loans granted under these lines bear interest based on LIBOR plus 0.700 to 0.875 percent.  The weighted average interest rate on short-term borrowings outstanding at June 30, 2007 was 6.05%.  A 25-basis point increase in LIBOR would cause additional short-term interest expense of approximately $6 on an annual basis.  Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the Pennsylvania Economic Development Financing Authority, or the PEDFA, Series B issue.

In December 2004, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate on the loan as of June 30, 2007 was 3.80%.  In connection with the loan agreement, the Company entered into an interest rate swap transaction that results in the Company’s floating rate obligation becoming substantially a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  Moderate interest rate changes are not expected to have a material impact on cash flows relating to the interest rate swap.

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

Part II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of The York Water Company was convened May 7, 2007 at the Strand Capital Performing Arts Center, 50 North George Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

(1)	To elect three (3) Directors to three-year terms of office.
The actions taken by the Shareholders concerning the election of Directors are as follows:
Votes for Each Nominee	Votes Withheld for Each Nominee
Irvin S. Naylor	8,869,955.91	votes	163,978.58	votes
William T. Morris	8,817,911.23	votes	216,023.26	votes
Jeffrey S. Osman	8,874,335.95	votes	160,598.55	votes

The following Directors’ terms of office continued after the Annual Meeting:

John L. Finlayson	George Hay Kain, III
Thomas C. Norris	George W. Hodges
Michael W. Gang

(2)	To appoint Beard Miller Company LLP as independent public accountants to audit the financial statements of the Company for the year 2007.

The actions taken by the Shareholders concerning the appointment of Beard Miller Company LLP independent accountants are as follows:

For Approval	8,866,638.177	Shares
Against Approval	52,924.27	Shares
Abstaining From Voting	113,958.39	Shares
Broker Non-vote	747.99	Shares

Item 6.	Exhibits
The following Part 1 exhibits are attached to this report:
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: August 9, 2007	By:	/s/Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: August 9, 2007	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer