Form 10-Q
period 2007-09-30
YORK WATER CO
filed 2007-11-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2007	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 EAST MARKET STREET YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, No par value	11,247,944 Shares outstanding as of November 8, 2007

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Sept. 30, 2007	Dec. 31, 2006

ASSETS
UTILITY PLANT, at original cost	$216,566	$203,101
Plant acquisition adjustments	(1,191)	(1,081)
Accumulated depreciation	(30,858)	(28,220)
Net utility plant	184,517	173,800

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $146 in 2007
and $138 in 2006	565	569

CURRENT ASSETS:
Receivables, less reserves of $318 in 2007 and $173 in 2006	3,240	2,304
Unbilled revenues	2,294	2,536
Recoverable income taxes	-	520
Materials and supplies inventories, at cost	770	820
Prepaid expenses	669	400
Deferred income taxes	118	118
Total current assets	7,091	6,698

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,194	1,263
Notes receivable	619	1,941
Deferred regulatory assets	9,438	8,993
Other	2,949	2,800
Total long-term assets	14,200	14,997

Total Assets	$206,373	$196,064

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Sept. 30, 2007	Dec. 31, 2006

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$56,311	$55,558
issued and outstanding 11,247,944 shares in 2007
and 11,201,119 shares in 2006
Retained earnings	10,677	9,904
Accumulated other comprehensive loss	(34)	(101)
Total common stockholders' equity	66,954	65,361

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	61,065	61,095

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	5,035	-
Current portion of long-term debt	1,240	1,240
Accounts payable	3,337	1,627
Dividends payable	1,102	1,075
Accrued taxes	262	70
Accrued interest	1,236	916
Other accrued expenses	989	995
Total current liabilities	13,201	5,923

DEFERRED CREDITS:
Customers' advances for construction	25,350	25,221
Contributions in aid of construction	16,171	15,952
Deferred income taxes	16,545	15,529
Deferred employee benefits	6,165	5,891
Other deferred credits	922	1,092
Total deferred credits	65,153	63,685

Total Stockholders' Equity and Liabilities	$206,373	$196,064

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006

WATER OPERATING REVENUES:
Residential	$5,150	$4,851	$14,840	$13,390
Commercial and industrial	2,516	2,263	6,985	6,277
Other	614	551	1,802	1,628
	8,280	7,665	23,627	21,295

OPERATING EXPENSES:
Operation and maintenance	1,749	1,617	4,907	4,459
Administrative and general	1,543	1,483	4,968	4,351
Depreciation and amortization	876	621	2,404	1,890
Taxes other than income taxes	198	268	639	815
	4,366	3,989	12,918	11,515

Operating income	3,914	3,676	10,709	9,780

OTHER INCOME (EXPENSES):
Interest on long-term debt	(983)	(857)	(2,913)	(2,569)
Interest on short-term debt	(76)	(221)	(133)	(490)
Allowance for funds used during construction	59	90	130	181
Other income (expenses), net	(32)	15	(259)	(15)
	(1,032)	(973)	(3,175)	(2,893)

Income before income taxes	2,882	2,703	7,534	6,887

Federal and state income taxes	1,125	964	2,790	2,423

Net income	$1,757	$1,739	$4,744	$4,464

Basic Earnings Per Share	$0.15	$0.17	$0.42	$0.43

Cash Dividends Declared Per Share	$0.118	$0.112	$0.354	$0.336

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2007 and 2006
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$55,558	$9,904	$(101)	$65,361
Net income	-	4,744	-	4,744
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	67	67
Comprehensive income				4,811
Dividends ($.354 per share)	-	(3,971)	-	(3,971)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans,
net of issuance costs	753	-	-	753
Balance, September 30, 2007	$56,311	$10,677	$(34)	$66,954

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$42,015	$8,633	$(233)	$50,415
Net income	-	4,464	-	4,464
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	130	130
Comprehensive income				4,594
Dividends ($.336 per share)	-	(3,500)	-	(3,500)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans,
net of issuance costs	794	-	-	794
Balance, September 30, 2006	$42,809	$9,597	$(103)	$52,303

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,744	$4,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,404	1,890
Increase in deferred income taxes	695	760
Other	(26)	(62)
Changes in assets and liabilities:
Increase in accounts receivable, unbilled revenues and recoverable income taxes	(302)	(1,319)
Decrease in materials and supplies	50	23
Increase in prepaid expenses	(269)	(823)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	984	245
Increase in accrued interest and taxes	512	120
Increase in regulatory and other assets	(514)	(472)
Net cash provided by operating activities	8,278	4,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used
during construction of $73 in 2007 and $101 in 2006	(11,431)	(15,153)
Acquisition of water system	(896)	-
Decrease in notes receivable	849	166
Net cash used in investing activities	(11,478)	(14,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	2,023	3,861
Repayments of customer advances	(1,111)	(1,264)
Debt issuance costs	-	(7)
Repayments of long-term debt	(30)	(29)
Borrowings under line-of-credit agreements	5,035	9,675
Changes in cash overdraft position	474	629
Issuance of common stock	753	794
Dividends paid	(3,944)	(3,498)
Net cash provided by financing activities	3,200	10,161

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,622	$3,191
Income taxes	1,378	1,169

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $1,555 in 2007 and $1,498 in 2006 for the construction of utility plant.
Accounts payable and other deferred credits includes $190 in 2007 and $256 in 2006 for the acquisition of water systems.
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

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 2007 and 2006 were based on weighted average shares outstanding of 11,232,865 and 10,432,225, respectively.

Basic earnings per share for the nine months ended September 30, 2007 and 2006 were based on weighted average shares outstanding of 11,218,305 and 10,416,984, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2006 amounts have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on net income.
4.	Capital Commitments

As of September 30, 2007 the Company had committed a total of $6.1 million for a water treatment expansion project.  As of the end of the quarter, $5.1 million remained to be incurred.

The Company announced the acquisition of the West Manheim Township water system in York County, Pennsylvania during the second quarter of 2007.  The purchase price per the agreement is approximately $2.1 million.  Settlement on this acquisition is expected to take place in October, 2008.

5.	Pensions
	Components of Net Periodic Pension Cost
		Three Months Ended September 30		Nine Months Ended September 30
		2007	2006	2007	2006

	Service Cost	$ 181	$ 171	$ 543	$ 513
	Interest Cost	287	265	862	794
	Expected return on plan assets	(275)	(248)	(823)	(745)
	Amortization of loss	27	56	80	169
	Amortization of prior service cost	67	67	199	201
	Rate-regulated adjustment	(87)	(184)	(261)	(580)
	Net periodic pension expense	$ 200	$ 127	$ 600	$ 352

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $800 to its pension plans in 2007.  No cash contributions had been made as of September 30, 2007, but the expense had been accrued.  The Company contributed $81 in October, 2007 and expects to make the additional $719 contribution in the fourth quarter of 2007.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge).  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.  As of September 30, 2007, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Other Comprehensive Income

	Three Months Ended September 30
	2007	2006

Net Income	$ 1,757	$ 1,739

Unrealized loss on interest rate swap, net of ($134) income
tax in 2007, and ($184) income tax in 2006	(195)	(270)

Reclassification adjustment for amounts recognized in income,
net of ($1) income tax in 2007	(1)	-
	(196)	(270)

Comprehensive income	$ 1,561	$ 1,469

	Nine Months Ended September 30
	2007	2006

Net Income	$ 4,744	$ 4,464

Unrealized gain on interest rate swap, net of $45 income
tax in 2007, and $81 income tax in 2006	67	119

Reclassification adjustment for amounts recognized in income,
net of $0 income tax in 2007, and $8 income tax in 2006	-	11
	67	130

Comprehensive income	$ 4,811	$ 4,594

8.	Long-Term Debt

	As of Sept. 30, 2007	As of Dec. 31, 2006
3.6% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	505	535
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing
Authority Exempt Facilities Revenue Bonds, Series B, due 2029	12,000	12,000
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Total long-term debt	62,305	62,335
Less current maturities	(1,240)	(1,240)
Long-term portion	$61,065	$61,095

9.	Acquisitions

On January 5, 2007, the Company closed the acquisition of the water system of Abbottstown Borough which served approximately 400 customers in Adams County, Pennsylvania.  The purchase price of approximately $900 was less than the depreciated original cost of these assets.  The Company has recorded a negative acquisition adjustment of approximately $131 and is amortizing this credit over the remaining life of the acquired assets.  The purchase was funded through internally generated funds and short-term borrowings.  The Company began serving the customers of Abbottstown Borough in January, 2007.

On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  This acquisition is expected to result in the addition of 2,100 customers and will cost approximately $2.1 million.  The agreement is subject to the approval of the Pennsylvania Public Utility Commission and Pennsylvania Department of Environmental Protection.  Upon receipt of regulatory approval, the Company will construct a main from its current distribution system to interconnect with West Manheim’s distribution system.  The interconnection and closing on this acquisition are expected to occur in October, 2008.

10.	Notes Receivable

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

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 34 municipalities within York County, Pennsylvania and six municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting.  The Company must obtain PPUC approval before changing any of the aforementioned procedures.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 89.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of September 30, 2007, the Company's average daily consumption was approximately 19.5 million gallons, and its average daily availability was approximately 35.0 million gallons.  The Company's service territory had an estimated population of 166,000 as of December 31, 2006.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2007 Compared
With Three Months Ended September 30, 2006

Net income for the third quarter of 2007 was $1,757, an increase of $18, from net income of $1,739 for the same period of 2006.  On a per share basis, earnings were down by $0.02 for the third quarter due to a 7.7% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the 739,750 additional shares issued by the Company in a public offering in December 2006.

Water operating revenues for the three months ended September 30, 2007 increased $615, or 8.0%, from $7,665 for the three months ended September 30, 2006 to $8,280 for the corresponding 2007 period.  The primary reason for the increase in revenues was a 9.2% rate increase effective September 15, 2006.  The average number of customers served in the third quarter of 2007 increased as compared to the same period in 2006 by 1,565 customers, from 57,132 to 58,697 customers due to growth in the Company’s service territory and the Abbottstown Borough acquisition on January 5, 2007.  Despite this increase in customers, the total per capita volume of water sold in the third quarter of 2007 decreased compared to the corresponding 2006 period by approximately 3.1% due to reduced consumption in our service territory.

Operating expenses for the third quarter of 2007 increased $377, or 9.5%, from $3,989 for the third quarter of 2006 to $4,366 for the corresponding 2007 period.  Higher depreciation expense of approximately $255 due to increased plant investment, higher salaries of approximately $169 due to higher wages and additional employees and increased pension expense of approximately $73 were the principal reasons for the increase.  The increase in expenses was partially offset by reduced realty taxes and lower internal control costs aggregating approximately $124.

Interest expense on long-term debt for the third quarter of 2007 increased $126, or 14.7%, from $857 for the third quarter of 2006 to $983 for the corresponding 2007 period, due primarily to an increase in the amount of long-term debt outstanding.  The Company issued tax-exempt debt through the York County Industrial Development Authority, or YCIDA, in the amount of $10.5 million in October 2006.  The proceeds of the bond issuance were used to pay down a portion of the Company’s short-term borrowings.

Interest expense on short-term debt for the third quarter of 2007 was $145 lower than the same period in 2006 due to a decrease in short-term borrowings.  The average short-term debt outstanding was $4,548 for the third quarter of 2007 and $13,471 for the third quarter of 2006.

Allowance for funds used during construction decreased $31, from $90 in the third quarter of 2006 to $59 in the 2007 period, due to a decrease in construction expenditures that were eligible for interest.  Construction in 2006 included expenditures for the main extension to Abbottstown.

Other expenses, net for the third quarter increased by $47 in 2007 as compared to the same period of 2006 primarily due to reduced interest income on water district notes receivable due to a reduction in the notes.

Federal and state income taxes for the third quarter increased by $161, or 16.7%, compared to the same period of 2006 primarily due to an increase in taxable income.  In addition, some of the increase was due to adjusting the 2006 tax provision to actual upon completion of the tax return.  The Company’s effective tax rate was 39.0% in the third quarter of 2007 and 35.7% in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared
With Nine Months Ended September 30, 2006

Net income for the first nine months of 2007 was $4,744, an increase of $280, or 6.3%, from net income of $4,464 for the same period of 2006.  On a per share basis, earnings were down by $0.01 for the first nine months reflecting the increase in net income and a 7.7% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the 739,750 additional shares issued by the Company in a public offering in December 2006.  The primary contributing factors to the increase in net income were higher water operating revenues partially offset by increased operating expenses.

Water operating revenues for the nine months ended September 30, 2007 increased $2,332, or 11.0%, from $21,295 for the nine months ended September 30, 2006 to $23,627 for the corresponding 2007 period.  The primary reason for the increase in revenues was a 9.2% rate increase effective September 15, 2006.  The average number of customers served in the first nine months of 2007 increased as compared to the same period in 2006 by 1,944 customers, from 56,431 to 58,375 customers due to growth in the Company’s service territory and the Abbottstown Borough acquisition on January 5, 2007.  Despite this increase in customers, the total per capita volume of water sold in the first nine months of 2007 decreased compared to the corresponding 2006 period by approximately 1.8% due to reduced consumption in our service territory.

Operating expenses for the first nine months of 2007 increased $1,403, or 12.2%, from $11,515 for the first nine months of 2006 to $12,918 for the corresponding 2007 period.  Higher depreciation expense of approximately $514 due to increased plant investment, higher salaries of approximately $490 due to higher wages and additional employees, increased pension expense of approximately $248 and increased software support expenses of approximately $209 were the principal reasons for the increase.  The increase was partially offset by reduced realty and capital stock taxes aggregating approximately $221.

Interest expense on long-term debt increased $344, or 13.4%, from $2,569 for the first nine months of 2006 to $2,913 for the corresponding 2007 period, due primarily to an increase in the amount of long-term debt outstanding.  The Company issued tax-exempt debt through the York County Industrial Development Authority, or YCIDA, in the amount of $10.5 million in October 2006. The proceeds of the bond issuance were used to pay down a portion of the Company’s short-term borrowings.

Interest expense on short-term debt for the first nine months of 2007 was $357 lower than the same period in 2006 due to a decrease in short-term borrowings.  The average short-term debt outstanding was $2,679 for the first nine months of 2007 and $10,760 for the first nine months of 2006.

Allowance for funds used during construction decreased $51, from $181 in the first nine months of 2006 to $130 in the 2007 period, due to a decrease in construction expenditures that were eligible for interest.  Construction in 2006 included expenditures for the main extension to Abbottstown.

Other expenses, net increased by $244 in 2007 as compared to 2006 primarily due to reduced interest income on water district notes receivable due to a reduction in the notes.  Increased contributions, many eligible for tax credits, added to the increase.

Federal and state income taxes increased by $367, or 15.1%, primarily due to higher taxable income.  The Company’s effective tax rate was 37.0% in the first nine months of 2007 and 35.2% in the first nine months of 2006.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on April 27, 2006, and sought an increase of $4.5 million, which would have represented a 16.0% increase in rates.  Effective September 15, 2006, the PPUC authorized an increase in rates designed to produce approximately $2.6 million in additional annual revenues, which represented an increase of 9.2% in the Company’s rates at such time.  The Company anticipates that it will file a rate increase request in 2008.

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

On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  This acquisition is expected to result in the addition of 2,100 customers and will cost approximately $2.1 million.  The agreement is subject to the approval of the Pennsylvania Public Utility Commission and Pennsylvania Department of Environmental Protection.  Upon receipt of regulatory approval, the Company will construct a main from its current distribution system to interconnect with West Manheim’s distribution system.  The interconnection and closing on this acquisition are expected to occur in October, 2008.

Liquidity and Capital Resources

As of September 30, 2007, current liabilities exceeded current assets by $6,110.  At December 31, 2006, current assets exceeded current liabilities by $775.  The change was primarily due to an increase in short-term borrowings.  The Company had $5,035 outstanding in short-term borrowings under its lines of credit as of September 30, 2007, and no short-term borrowings as of December 31, 2006.  The short-term borrowings were incurred primarily for acquisitions and construction expenditures.  The Company maintains two lines of credit aggregating $20,500.  Loans granted under these lines of credit bear interest at LIBOR plus 0.700% to 0.875%.  Both lines of credit are unsecured.  One line, amounting to $7,500 is payable upon demand, whereas the remainder is a committed line with a revolving 2-year maturity.  The weighted average interest rate on short-term borrowings at September 30, 2007 was 6.29%.  The Company is not required to maintain compensating balances on its lines of credit.

During the first nine months of 2007, the Company was able to fund operating activities, acquisitions and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances and the distribution surcharge allowed by the PPUC.  The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The Company incurred $12,232 of construction expenditures for routine items as well as a new standpipe, main replacements and relinings, software development and a water treatment expansion project.  The Company anticipates construction expenditures for the remainder of 2007 of approximately $3,200.  In addition to routine transmission and distribution projects, a portion of the remaining 2007 expenditures will be for upgrades to water treatment facilities.  The Company plans to finance these expenditures using the same sources as those used during the first nine months of the year.

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

Drought

On August 6, 2007, state officials issued a drought watch for all but 9 counties in Pennsylvania.  The Company’s service territory, including York and Adams Counties were included in the watch.  The watch called for a voluntary reduction in water use of 5 percent.

On September 5, 2007, after evaluating the effect of recent rainfall, the Department of Environmental Protection removed 26 counties from the drought watch declared August 6, 2007.  York County was removed but Adams County remained in the watch.

On October 5, 2007, due to the lack of significant rain, the Department of Environmental Protection expanded the drought watch again.  As of October 5, it included 53 counties in Pennsylvania, including York and Adams County.  The watch could potentially impact fourth quarter revenues and net income depending on the length and severity of the dry conditions, but the Company does not expect the impact to be material.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended September 30, 2007.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  The Company has lines of credit for up to $20,500 with two banks, under which there were borrowings of $5,035 outstanding as of September 30, 2007.  Loans granted under these lines bear interest based on LIBOR plus 0.700 to 0.875 percent.  The weighted average interest rate on short-term borrowings outstanding at September 30, 2007 was 6.29%.  A 25-basis point increase in LIBOR would cause additional short-term interest expense of approximately $13 on an annual basis.  Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the Pennsylvania Economic Development Financing Authority, or the PEDFA, Series B issue.

In December 2004, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate on the loan as of September 30, 2007 was 3.93%.  In connection with the loan agreement, the Company entered into an interest rate swap transaction that results in the Company’s floating rate obligation becoming substantially a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  Moderate interest rate changes are not expected to have a material impact on cash flows relating to the interest rate swap.

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

THE YORK WATER COMPANY

Date: November 8, 2007	By:	/s/Jeffrey S. Osman
Jeffrey S. Osman
Principal Executive Officer

Date: November 8, 2007	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer