Form 10-K
period 2007-12-31
YORK WATER CO
filed 2008-03-11
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)
PENNSYLVANIA	23-1242500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2007 was $199,380,417.

As of March 10, 2008 there were 11,264,923 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2007 Annual Report to Shareholders are incorporated by reference into Parts I, II and III.
Portions of the Proxy Statement for the Company's 2008 Annual Meeting of Shareholders are incorporated by reference into Parts II and III.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory and rate setting.  The Company must obtain PPUC approval before changing any of the aforementioned procedures.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from the south branch and east branch of the Codorus Creek, which drains an area of approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of water per day.  As of December 31, 2007, the Company's present average daily availability was 35.0 million gallons, and daily consumption was approximately 19.1 million gallons.  As of December 31, 2007, the Company's service territory had an estimated population of 171,000.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall; however, minimum customer charges are in place, and the Company expects to cover its fixed costs of operations under all likely weather conditions.  The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers.

During the five year period ended December 31, 2007, the Company maintained an increasing growth in number of customers and distribution facilities. The Company presently has 109 full time employees.

The following table sets forth certain of our summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues
Residential	$ 19,722	$ 17,972	$ 16,737	$ 13,789	$ 12,574
Commercial and industrial	9,290	8,497	8,009	6,893	6,598
Other	2,421	2,189	2,059	1,822	1,717
Total	$ 31,433	$ 28,658	$ 26,805	$ 22,504	$ 20,889
Average daily consumption (gallons per day)	19,058,000	18,769,000	18,657,000	18,116,000	17,498,000
Miles of mains at year-end	845	817	786	752	730
Additional distribution mains installed/acquired (ft.)	147,803	159,330	212,702	114,658	44,958
Number of customers at year-end	58,890	57,578	55,731	53,134	51,916
Population served at year-end	171,000	166,000	161,000	158,000	156,000

Please refer to the “Highlights of Our 192nd Year” section of our 2007 Annual Report to Shareholders filed herewith as Exhibit 13 for summary financial information for the last five years.

For further information, please see the Shareholder Information page of our 2007 Annual Report to Shareholders filed herewith as Exhibit 13.

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

Our service territory presently includes 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  Our revenues and operating results are therefore subject to local economic and demographic conditions in the area.  A change in any of these conditions could make it more costly or difficult for us to conduct our business.  In addition, any such change would have a disproportionate effect on us, compared to water utility companies that do not have such a geographic concentration.

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

We face competition from other water suppliers for acquisitions, which may limit our growth opportunities.  Furthermore, even after we have been the successful bidder in an acquisition, competing water suppliers may challenge our application for extending our franchise territory to cover the target company’s market.   Finally, third parties either supplying water on a contract basis to municipalities or entering into agreements to operate municipal water systems might adversely affect our business by winning contracts that may be beneficial to us.  If we are unable to compete successfully with other water suppliers for these acquisitions, franchise territories and contracts, it may impede our expansion goals and adversely affect our profitability.

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

The credit rating of the insurer of our $12 million variable rate PEDFA Series B Bonds was recently downgraded and, as a result, all of the bonds were tendered.  If our remarketing agent is not successful in remarketing the bonds, our Standby Bond Purchase Agreement with PNC Bank may be terminated, and the Company may be required to refund and refinance all of the bonds.

The holders of our $12,000 variable rate PEDFA Series B Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the Indenture.  We also have a Standby Bond Purchase Agreement (also known as a liquidity facility) whereby bonds which cannot be remarketed are purchased by a financial institution (PNC Bank).  If PNC Bank is unable to remarket or sell the bonds within 6 months, we must begin to buy back the bonds in monthly installments over a five-year period.

In January 2008, the credit rating of the insurer of the bonds was downgraded, and as a result, all of the bonds were tendered. The remarketing agent is currently attempting to remarket the bonds, but these efforts may not be successful. Also, the terms of the standby agreement permit PNC Bank to terminate the agreement after an insurer credit downgrade has occurred.  If the remarketing agent is unable to remarket the bonds, it is likely that PNC Bank will terminate the standby agreement and we will be required to refund and refinance all of the bonds.  We are currently investigating both fixed and variable financing options that will best satisfy both short-term and long-term objectives.  We also have sufficient line of credit capacity to be able to buy the bonds back temporarily until a more permanent refinancing can be achieved.  There can be no assurances that we will receive terms as favorable as those of the bonds in any such refinancing, which could adversely affect our results of operations.

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

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons of water per day.  As of December 31, 2007, the Company's present average daily availability was 35.0 million gallons, and daily consumption was approximately 19.1 million gallons.

Pumping Stations

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about 1,500 feet upstream from its confluence with the west branch of the Codorus Creek and about four miles downstream from the Company's lower impounding dam.  The pumping station presently houses pumping equipment consisting of three electrically driven centrifugal pumps and two diesel-engine driven centrifugal pumps with a combined pumping capacity of 68.0 million gallons per day.  The pumping capacity is more than double peak requirements and is designed to provide an ample safety margin in the event of pump or power failure.  In 2007, a large diesel backup generator was added to provide power to our pumps in the event of an emergency. The raw water is pumped approximately two miles to the filtration plant through pipes owned by the Company.

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River several miles south of Wrightsville, PA.  The pumping station is equipped with (3) Floway Vertical Turbine pumps rated at 6 million gallons per day each.  The pumps are driven by (3) Caterpillar 3512 Diesel Engines rated at 1175 H.P. each.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30” and 36” ductile iron main to the Company’s upper impounding dam, Lake Redman.

Water Treatment

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York.  Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2007 of approximately 19.1 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant and in 2007, began upgrading the facility to increase capacity for future growth.  The project is expected to continue over the next several years.

Transmission and Distribution

The distribution system of the Company has approximately 845 miles of main water lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 24 booster stations and 27 standpipes and reservoirs capable of storing approximately 56.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  In 2008, the Company plans to construct new booster stations in the northwest area of York, New Oxford and West Manheim Township.  An additional standpipe is planned for West Manheim Township.

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

The information set forth under the caption "Market for Common Stock and Dividends" and “Dividend Policy” of the 2007 Annual Report to Shareholders is incorporated herein by reference.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 59,000 authorized shares remain unissued as of December 31, 2007.

The information set forth under the caption “Company Performance” of the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders is incorporated herein by reference.

The Company did not repurchase any of its securities during the fourth quarter of 2007.

Item 6.	Selected Financial Data.

The information set forth under the caption "Highlights of Our 192nd Year" of the 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2007 Annual Report to Shareholders is incorporated herein by reference.

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

All dollar amounts are stated in thousands of dollars.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  As of February, 2008 the Company has lines of credit with maximum availability of $28,000 with two banks, under which there were borrowings outstanding of $11,210 as of December 31, 2007.  Loans granted under these lines bear interest based upon LIBOR plus 0.70 to 0.75 percent.  Both lines of credit are unsecured.  One line, amounting to $11,000 is payable upon demand, whereas the other is a committed line with a revolving 2-year maturity.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 4 to the Financial Statements included in the 2007 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and the variable rate PEDFA loan agreement described below.

In December 2004, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series B.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  In connection with the loan agreement, the Company entered into an interest rate swap transaction whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  See Note 4 to the financial statements of our 2007 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

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

(In thousands of dollars)	Expected Maturity Date
Liabilities	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Long-term debt	$12,040	$10,951	$4,341	$41	$42	$43,090	$70,505	$80,000

Weighted average interest rate	3.70%	3.89%	3.72%	1.00%	1.00%	7.27%	6.03%

(In thousands of dollars)	Expected Maturity Date
Interest Rate Derivatives	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Interest Rate Swap – Notional Value $12,000								$473
Variable to Fixed
Average pay rate	3.15%	3.16%	3.16%	3.16%	3.19%	3.16%	3.16%
Average receive rate	2.52%	1.94%	2.33%	2.58%	2.75%	3.12%	2.96%

The liabilities portion of the table includes the $12,000 variable rate loan, as the underlying bonds were tendered in January 2008.  Interest on the $12,000 variable rate loan is included at an assumed interest rate of 3.71% which represents the average rate paid to bondholders in 2007.  Since the bonds were tendered in January and may not be able to be remarketed, the Company may be required to refund the bonds and refinance them.  If the variable rate debt were refinanced, the interest rate could be in the 4.00% - 7.00% range, which is a substantial increase.  The Company would ask the Pennsylvania Public Utility Commission for the additional interest to be included in rates charged to customers.

The liabilities table also includes $8,210 in 2009 of outstanding borrowings under the Company’s committed line of credit.  The interest rate is variable but is included in the table at its most current rate of 4.0 percent.

The interest rate derivative portion of the table assumes the interest rate swap agreement continues.  If the Company refunds and refinances the variable rate debt, the swap may continue or it may be terminated.  In the event the interest rate swap terminates, either we or PNC Bank, the swap counterparty, may be required to make a termination payment to the other based on market conditions at such time.  If the Company had terminated the rate swap as of February 27, 2008, the Company’s termination payment would have amounted to $405.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements set forth in the 2007 Annual Report to Shareholders are incorporated herein by reference:

Management’s Report on Internal Controls Over Financial Reporting	Page 11
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	Page 12
Report of Independent Registered Public Accounting Firm	Page 13
Balance Sheets as of December 31, 2007 and 2006	Page 14
Statements of Income for Years Ended December 31, 2007, 2006 and 2005	Page 16
Statements of Common Stockholders’ Equity and Comprehensive Income
for Years Ended December 31, 2007, 2006 and 2005	Page 17
Statements of Cash Flows for Years Ended December 31, 2007, 2006 and 2005	Page 18
Notes to Financial Statements	Page 19

Except for the above financial data and the information specified under Items 1, 5, 6, 7, and 7A of this report, the 2007Annual Report to Shareholders is not deemed to be filed as part of this report.

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

(b)	Attestation Report of the Registered Public Accounting Firm

The Company’s internal controls over financial reporting as of December 31, 2007 have been audited by Beard Miller Company LLP, the independent registered public accounting firm who also audited the Company’s financial statements.  Beard Miller’s attestation report on the Company’s internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

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

Directors and Executive Officers

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Other Directorships

The information set forth under the caption “General Information about Other Boards of Directors” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Conduct applicable to all Directors, officers and employees.  There were no waivers of the code made for any Director, officer or employee during 2007.  A copy of the Code of Conduct was filed with the Securities and Exchange Commission as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Code of Conduct is also available, free of charge, on the Company’s website at www.yorkwater.com.  The Company intends to disclose amendments to, or Director, officer and employee waivers from, the Code of Conduct, if any, on its website, or by Form 8-K to the extent required.

Audit Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

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

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption “Compensation Committee Report” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 59,000 authorized shares remain unissued as of December 31, 2007.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Michael W. Gang, an independent director of the Company, is a partner in the law firm of Post & Schell PC.  The Company retained this firm for various matters during 2007 and expects to do so again during 2008.  The Company paid approximately $76,000 to this law firm in 2007.  The Company plans to consult with Jeffrey S. Osman, Retired President and Chief Executive Officer and Director, regarding regulatory matters in 2008.  The value of these services is expected to be less than $50,000.

The information set forth under the captions “Election of Directors” and “Disclosure of Related Party Transactions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption, "Shareholder Approval of Appointment of Independent Public Accountants" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2008 Annual Meeting of Shareholders to be held May 5, 2008 is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form 10-K.

(a)(2)	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	15
	for the years ended December 31, 2007, 2006, and 2005

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 14.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3)	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 17 through 20.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The York Water Company

The audits referred to in our report dated March 10, 2008 relating to the financial statements of The York Water Company as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007 incorporated in Item 8 of this Form 10-K by reference to the annual report to stockholders for the year ended December 31, 2007 included the audit of the financial statement schedule listed in Item 15(a)(2).  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/Beard Miller Company LLP
Beard Miller Company LLP
York, Pennsylvania
March 10, 2008

THE YORK WATER COMPANY

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2007

		Additions
Description	Balance at Beginning Of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance At End Of Year
FOR THE YEAR ENDED DECEMBER 31, 2007 Reserve for uncollectible accounts	$173,000	$153,855	$20,831	$154,686	$193,000

FOR THE YEAR ENDED DECEMBER 31, 2006 Reserve for uncollectible accounts	$135,000	$209,914	$15,253	$187,167	$173,000

FOR THE YEAR ENDED DECEMBER 31, 2005 Reserve for uncollectible accounts	$130,000	$128,032	$14,126	$137,158	$135,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)
Dated: March 10, 2008	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 10, 2008	Dated: March 10, 2008

Directors:	Date:

By: /s/William T. Morris	March 10, 2008
William T. Morris

By: /s/Irvin S. Naylor	March 10, 2008
Irvin S. Naylor

By: /s/Jeffrey S. Osman	March 10, 2008
Jeffrey S. Osman

By: /s/John L. Finlayson	March 10, 2008
John L. Finlayson

By: /s/George Hay Kain, III	March 10, 2008
George Hay Kain, III

By: /s/Michael W. Gang	March 10, 2008
Michael W. Gang

By: /s/George W. Hodges	March 10, 2008
George W. Hodges

By: /s/Thomas C. Norris	March 10, 2008
Thomas C. Norris

By: /s/Ernest J. Waters	March 10, 2008
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated August 30, 2006.
3.1	By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 24, 2007.
4.1	Optional Dividend Reinvestment Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as the Prospectus included in Amendment No. 1 to Form S-3 dated June 12, 1997 (File No. 33-81246).
4.2	Shareholder Rights Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 1 to Form 8-A dated January 26, 1999.
10.1	Loan Agreement between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.2	Note Agreement Relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.3	Note Agreement Relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.4	Note Agreement Relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Fourth Supplemental Acquisition, Financing and Sale Agreement Relative to the $2,700,000 4.75% Water Facilities Revenue Refunding Bonds dated February 1, 1994	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.8 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1994.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.6	Fifth Supplemental Acquisition, Financing and Sale Agreement Relative to the $4,300,000 5% Water Facilities Revenue Refunding Bonds dated October 1, 1995	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.9 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1995.
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

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's 1989 Form 10-K.
10.13	Articles of Agreement Between The York Water Company and North Codorus Township Relative to Extension of Water Mains dated September 20, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's 1990 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.14	Articles of Agreement Between The York Water Company and York Township Relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.15	Amendment Number 1 to Articles of Agreement Between The York Water Company and Conewago Township Relative to Extension of Water Mains dated March 14, 2003	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.15 to the Company’s 2004 Form 10-K.
10.16*	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 24, 2005 Form 8-K.
10.17*	Agreement, made as of January 26, 1999, between The York Water Company and Bruce C. McIntosh.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s July 15, 2004 Form 8-K.
10.18*	Agreement, made as of January 26, 1999, between The York Water Company and Jeffrey R. Hines, P.E.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s July 15, 2004 Form 8-K.
10.19*	Agreement, made as of January 26, 1999, between The York Water Company and Duane R. Close.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s July 15, 2004 Form 8-K.
10.20*	Agreement, made as of December 18, 2003, between The York Water Company and Jeffrey S. Osman.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s July 15, 2004 Form 8-K.
10.21*	Agreement, made as of December 15, 2003, between The York Water Company and Kathleen M. Miller.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s July 15, 2004 Form 8-K.
10.22*	Agreement, made as of December 15, 2003, between The York Water Company and Vernon L. Bracey.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s July 15, 2004 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.23*	Form of Supplemental Retirement Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s July 15, 2004 Form 8-K.
10.24*	Form of Deferred Compensation Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s July 15, 2004 Form 8-K.
10.25	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 Relative to the $10,500,000 4.75% Exempt Facility Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s November 2, 2006 Form 8-K.
10.26	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s November 2, 2006 Form 8-K.
13	2007 Annual Report to Shareholders	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
23	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*Denotes management contract or compensatory plan or arrangement.