Form 10-Q
period 2008-03-31
YORK WATER CO
filed 2008-05-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2008	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No par value	11,282,143 Shares outstanding as of May 9, 2008

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Mar. 31, 2008	Dec. 31, 2007

ASSETS
UTILITY PLANT, at original cost	$226,861	$223,538
Plant acquisition adjustments	(1,177)	(1,184)
Accumulated depreciation	(32,071)	(31,308)
Net utility plant	193,613	191,046

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $153 in 2008
and $150 in 2007	571	574

CURRENT ASSETS:
Receivables, less reserves of $248 in 2008 and $193 in 2007	2,686	2,954
Unbilled revenues	2,223	2,216
Recoverable income taxes	38	252
Materials and supplies inventories, at cost	794	802
Prepaid expenses	522	456
Deferred income taxes	132	132
Total current assets	6,395	6,812

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,147	1,170
Notes receivable	586	610
Deferred regulatory assets	7,767	7,709
Other	3,094	3,048
Total long-term assets	12,594	12,537

Total Assets	$213,173	$210,969

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Mar. 31, 2008	Dec. 31, 2007

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$56,815	$56,566
issued and outstanding 11,282,143 shares in 2008
and 11,264,923 shares in 2007
Retained earnings	10,829	10,986
Accumulated other comprehensive loss	(511)	(280)
Total common stockholders' equity	67,133	67,272

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	70,209	58,465

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	5,000	3,000
Current portion of long-term debt	40	12,040
Accounts payable	3,152	3,164
Dividends payable	1,133	1,126
Accrued taxes	62	24
Accrued interest	923	910
Other accrued expenses	1,114	1,096
Total current liabilities	11,424	21,360

DEFERRED CREDITS:
Customers' advances for construction	21,649	21,821
Deferred income taxes	17,222	16,964
Deferred employee benefits	4,035	4,042
Other deferred credits	1,714	1,309
Total deferred credits	44,620	44,136

Contributions in aid of construction	19,787	19,736

Total Stockholders' Equity and Liabilities	$213,173	$210,969

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)
	Three Months
	Ended March 31
	2008	2007

WATER OPERATING REVENUES:
Residential	$4,736	$4,667
Commercial and industrial	2,149	2,127
Other	621	591
	7,506	7,385

OPERATING EXPENSES:
Operation and maintenance	1,625	1,565
Administrative and general	1,762	1,678
Depreciation and amortization	886	761
Taxes other than income taxes	241	189
	4,514	4,193

Operating income	2,992	3,192

OTHER INCOME (EXPENSES):
Interest on long-term debt	(1,120)	(944)
Interest on short-term debt	(46)	(18)
Allowance for funds used during construction	172	27
Other expenses, net	(143)	(186)
	(1,137)	(1,121)

Income before income taxes	1,855	2,071

Federal and state income taxes	649	745

Net income	$1,206	$1,326

Basic Earnings Per Share	$0.11	$0.12

Cash Dividends Declared Per Share	$0.121	$0.118

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2008 and 2007
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2007	$56,566	$10,986	$(280)	$67,272
Net income	-	1,206	-	1,206
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(231)	(231)
Comprehensive income				975
Dividends ($.121 per share)	-	(1,363)	-	(1,363)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans	249	-	-	249
Balance, March 31, 2008	$56,815	$10,829	$(511)	$67,133

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$55,558	$9,904	$(101)	$65,361
Net income	-	1,326	-	1,326
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	43	43
Comprehensive income				1,369
Dividends ($.118 per share)	-	(1,322)	-	(1,322)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans	264	-	-	264
Balance, March 31, 2007	$55,822	$9,908	$(58)	$65,672

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,206	$1,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	886	761
Increase in deferred income taxes	317	352
Other	(46)	(2)
Changes in assets and liabilities:
Decrease in accounts receivable, unbilled revenues and recoverable income taxes	432	406
Increase in materials and supplies and prepaid expenses	(58)	(85)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	612	170
Increase (decrease) in accrued interest and taxes	51	(436)
Increase in regulatory and other assets	(80)	(201)
Net cash provided by operating activities	3,320	2,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used
during construction of $96 in 2008 and $15 in 2007	(4,580)	(2,692)
Acquisition of water system	-	(896)
Decrease in notes receivable	24	140
Net cash used in investing activities	(4,556)	(3,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	171	490
Repayments of customer advances	(318)	(227)
Proceeds of long-term debt	3,583	-
Repayments of long-term debt	(3,839)	(10)
Borrowings under short-term line-of-credit agreements	2,000	1,563
Changes in cash overdraft position	746	399
Issuance of common stock	249	264
Dividends paid	(1,356)	(1,322)
Net cash provided by financing activities	1,236	1,157

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,061	$1,360
Income taxes	117	168

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $1,055 in 2008 and $2,311 in 2007 for the construction of utility plant.
Accounts payable and other deferred credits includes $155 in 2008 and $173 in 2007 for the acquisition of water systems.
The change in notes receivable includes $473 in 2007 offset by like amounts of customer advances.
Contributions in aid of construction includes $51 in 2008 for contributed land.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods. Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2007.

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	Basic Earnings Per Share

Basic earnings per share for the three months ended March 31, 2008 and 2007 were based on weighted average shares outstanding of 11,266,318 and 11,203,985, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.  Such reclassifications had no effect on the income statement, stockholders’ equity and comprehensive income statement, or cash flow category reporting.  Contributions in aid of construction were reclassified as a separate line within liabilities for both years presented to be consistent with water industry practice.

4.	Capital Commitments

As of March 31, 2008 the Company had committed a total of $6,158 for a water treatment expansion project.  As of the end of the quarter, $778 remained to be incurred.

The Company announced the acquisition of the West Manheim Township water system in York County, Pennsylvania during the second quarter of 2007.  The purchase price per the agreement is approximately $2,075.  Settlement on this acquisition is expected to take place in the fourth quarter of 2008.  In addition to the purchase price of the system, the Company has additional commitments for a main extension and standpipe of $6,815, none of which was spent as of March 31, 2008.

5.	Pensions
	Components of Net Periodic Pension Cost
		Three Months Ended March 31
		2008	2007

	Service Cost	$ 154	$ 181
	Interest Cost	302	287
	Expected return on plan assets	(298)	(275)
	Amortization of loss	3	27
	Amortization of prior service cost	4	67
	Rate-regulated adjustment	35	(87)
	Net periodic pension expense	$ 200	$ 200

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $800 to its pension plans in 2008.  No cash contributions had been made as of March 31, 2008, but the expense had been accrued.  The Company expects to make contributions totaling $800 over the next three quarters of 2008.

6.	Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge).  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.  As of March 31, 2008, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Fair Value Measurements

The Company has recorded its interest rate swap liability at fair value in accordance with SFAS No. 157.  The liability is recorded under the caption “Other deferred credits” on the balance sheet.  The offset, net of taxes, is recorded in Accumulated Other Comprehensive Income.  As amounts are reclassified from Accumulated Other Comprehensive Income and are recognized in income, they are recorded as interest expense.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

	($ in 000s)		Fair Value Measurements at Reporting Date Using
	Description	March 31, 2008	Significant Other Observable Inputs (Level 2)
	Derivative	$879	$879

The fair value of the interest rate swap is the present value of expected future cash flows, determined on  the basis of forward interest rates and present value factors that are derived from observable inputs including Libor rates, futures contracts and swap rates.

8.	Other Comprehensive Income

	Three Months Ended March 31
	2008	2007

Net Income	$ 1,206	$ 1,326

Unrealized gain(loss) on interest rate swap, net of ($174) income
tax in 2008, and $29 income tax in 2007	(255)	43

Reclassification adjustment for amounts recognized in income,
net of $16 income tax in 2008	24	-
	(231)	43

Comprehensive income	$ 975	$ 1,369

9.	Long-Term Debt

	As of Mar. 31, 2008	As of Dec. 31, 2007
3.6% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	485	495
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series B of 2004, due 2029	12,000	12,000
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Committed Line of Credit, due 2009	7,964	8,210
Total long-term debt	70,249	70,505
Less current maturities	(40)	(12,040)
Long-term portion	$70,209	$58,465

The Company refinanced the Variable Rate Pennsylvania Economic Development Financing Authority (PEDFA) Exempt Facilities Revenue Bonds, Series B of 2004 on a long-term basis, replacing them with PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (York Water Company Project).  See note 13, Subsequent Events, for additional information.

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

On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  This acquisition is expected to result in the addition of 2,100 customers and will cost approximately $2,075.  The agreement was approved by both the Pennsylvania Public Utility Commission (PPUC) and the Pennsylvania Department of Environmental Protection (DEP).  The Company began construction on a main from its current distribution system to interconnect with West Manheim’s distribution system in April 2008.  The interconnection and closing on this acquisition are expected to occur in the fourth quarter of 2008.

The Company has entered into an agreement to purchase the water facilities of the Asbury Pointe Water Company in York County, Pennsylvania.  This acquisition is expected to result in the addition of 250 customers and will cost approximately $242.  A request for approval of this purchase will be filed with the PPUC in May 2008.  Following approval, the Company will acquire and continue to use Asbury Pointe’s distribution system through an interconnection with its current distribution system.

11.	Notes Receivable

In March 2007, the Company corrected a miscalculation of a note receivable with one of the water districts served.  While this recalculation was deemed immaterial to operations as a whole, it reduced notes receivable by $544, customer advances by $473 and net income by $71.  The income reduction was applicable to the years 2003-2006.

12.	Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157, as originally issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date, by one year, of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities with certain exceptions.  The Company adopted this standard for financial assets and liabilities in January 2008 and determined that it did not have an impact on its financial position or results of operations, but required additional disclosures with regard to its interest rate swap.  The Company will review non-financial assets and liabilities for applicability and adopt this standard for those instruments, if applicable, in January 2009.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” to permit all entities to choose to elect to measure eligible financial instruments at fair value.  The decision to elect the fair value option should be made on an instrument-by-instrument basis with certain exceptions.  If the fair value option is elected, an entity must report unrealized gains and losses in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  The Company elected not to apply the provisions of SFAS No. 159 for financial instruments not previously recorded at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  The statement establishes principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective for annual periods beginning after December 15, 2008.  The Company is currently reviewing this statement to determine its impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.”  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and it requires consolidated net income to include amounts attributable to both the parent and noncontrolling interest.  This statement is effective for annual periods beginning after December 15, 2008.  This statement will not affect the Company’s financial statements as the Company does not have any subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,.”  This standard requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The Company is currently researching the additional required disclosures with regard to its interest rate swap and plans to adopt this standard as soon as practicable.

13.	Subsequent Event

On May 7, 2008, the Pennsylvania Economic Development Financing Authority (PEDFA) issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (York Water Company Project) (the “Series A Bonds”) for our benefit pursuant to the terms of a trust indenture, dated as of May 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series A Bonds to us pursuant to a loan agreement, dated as of May 1, 2008, between us and the PEDFA.  The loan agreement provides for a $12,000 loan with a maturity date of October 1, 2029.  Amounts outstanding under the loan agreement are our direct general obligations.  The proceeds of the loan were used to redeem the PEDFA Exempt Facilities Revenue Bonds, Series B of 2004.

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as Remarketing Agent, on a periodic basis elected by us.  We have currently elected that the interest rate be determined on a weekly basis.  The Remarketing Agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  As of May 7, 2008, the interest rate under the loan agreement was 2.61%.

In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”) dated as of May 1, 2008.  This agreement provides for a three-year direct pay letter of credit issued by the bank to the trustee for the Series A Bonds.  The bank is responsible for providing the trustee with funds for the timely payment of the principal of and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The Letter of Credit is a three-year agreement with a one-year extension evaluated annually.

In connection with the issuance of the PEDFA Series B Bonds of 2004, the Company entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,000.  The interest rate swap agreement provides that the Company pay the counterparty a fixed interest rate of 3.16% on the notional amount. In exchange, the counterparty pays to the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company has elected to retain the swap agreement for the PEDFA Series A Bonds of 2008. The swap agreement expires on October 1, 2029.

As a result of this refinancing, the Company’s short-term obligation as of March 31, 2008, on the $12,000 Series B Bonds of 2004 is for interest only, and the principal amount represents a long-term obligation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
Forward-looking Statements

This report on Form 10-Q contains certain matters which are not historical facts, but which are forward-looking statements.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  The Company intends for these forward-looking statements to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include certain information relating to the Company’s business strategy; statements including, but not limited to:

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water; and
•	changes in economic and business conditions, including interest rates, which are less favorable than expected; and
•	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for 2007.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, and rate setting.  The Company must obtain PPUC approval before changing any of the aforementioned procedures.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 89.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of March 31, 2008, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 16.7 million gallons.  The Company's service territory had an estimated population of 171,000 as of December 31, 2007.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

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

Results of Operations

Three Months Ended March 31, 2008 Compared
With Three Months Ended March 31, 2007

Net income for the first quarter of 2008 was $1,206, a decrease of $120, or 9.0%, from net income of $1,326 for the same period of 2007.  The primary contributing factors to the decrease in net income were increased operating expenses partially offset by higher water operating revenues.

Water operating revenues for the three months ended March 31, 2008 increased $121, or 1.6%, from $7,385 for the three months ended March 31, 2007 to $7,506 for the corresponding 2008 period.  The primary reason for the increase in revenues was customer growth.  The average number of customers served in the first quarter of 2008 increased as compared to the same period in 2007 by 905 customers, from 58,101 to 59,006 customers due to growth in the Company’s service territory.  Despite this increase in customers, the total per capita volume of water sold in the first quarter of 2008 decreased compared to the corresponding 2007 period by approximately two percent.

Operating expenses for the first quarter of 2008 increased $321, or 7.7%, from $4,193 for the first quarter of 2007 to $4,514 for the corresponding 2008 period.  Higher depreciation expense of approximately $125 due to increased plant investment, higher salaries of approximately $100 due to wage increases and additional employees, increased health insurance costs of approximately $64, higher realty taxes of approximately $36 and meter repair expenses of approximately $34 were the principal reasons for the increase.  Higher legal, director and banking fees and increased power expenses aggregating approximately $61 also added to the increase.  The increase in expenses was partially offset by reduced software support expenses of approximately $88.

Interest expense on long-term debt for the first quarter of 2008 increased $176, or 18.6%, from $944 for the first quarter of 2007 to $1,120 for the corresponding 2008 period.  The primary reasons for the increase were increased borrowings under the Company’s committed line of credit to fund operations and construction and higher variable interest rates.

Interest expense on short-term debt for the first quarter of 2008 was $28 higher than the same period in 2007 due to an increase in short-term borrowings partially offset by a reduction in rates.  The average short-term debt outstanding was $4,253 for the first quarter of 2008 and $1,093 for the first quarter of 2007.  The interest rate on short-term debt was 3.44% on March 31, 2008 compared to 6.02% on March 31, 2007.

Allowance for funds used during construction increased $145, from $27 in the first quarter of 2007 to $172 in the 2008 period, due to an increase in construction expenditures that were eligible for interest.  Eligible 2008 construction expenditures include investment in a large water treatment expansion project.

Other expenses, net for the first quarter of 2008 decreased by $43 as compared to the same period of 2007.  The decrease was primarily due to higher interest income in 2008 of approximately $61 on water district notes receivable.  2007 interest income on water district notes receivable included a negative adjustment (expense) due to the recalculation of a note.  The increased income was partially offset by increased supplemental retirement expenses of approximately $21.

Federal and state income taxes for the first quarter of 2008 decreased by $96, or 12.9%, compared to the same period of 2007 primarily due to a decrease in taxable income.  The Company’s effective tax rate was 35.0% in the first quarter of 2008 and 36.0% in the first quarter of 2007.

Rate Developments

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on April 27, 2006, and sought an increase of $4.5 million, which would have represented a 16.0% increase in rates.  Effective September 15, 2006, the PPUC authorized an increase in rates designed to produce approximately $2.6 million in additional annual revenues, which represented an increase of 9.2% in the Company’s rates at such time.  The Company is currently completing a new application for a 2008 rate increase.  The Company expects to file the new application with the PPUC in May 2008.

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

On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  This acquisition is expected to result in the addition of 2,100 customers and will cost approximately $2,075.  The agreement was approved by both the PPUC and the Pennsylvania Department of Environmental Protection (DEP).  The Company began construction on a main from its current distribution system to interconnect with West Manheim’s distribution system in April 2008.  The interconnection and closing on this acquisition are expected to occur in the fourth quarter of 2008.

The Company has entered into an agreement to purchase the water facilities of the Asbury Pointe Water Company in York County, Pennsylvania.  This acquisition is expected to result in the addition of 250 customers and will cost approximately $242.  A request for approval of this purchase will be filed with the PPUC in May 2008.  Following approval, the Company will acquire and continue to use Asbury Pointe’s distribution system through an interconnection with its current distribution system.

Liquidity and Capital Resources

As of March 31, 2008, current liabilities exceeded current assets by $5,029.  At December 31, 2007, current liabilities exceeded current assets by $14,548.  The change was primarily due to a decrease in current maturities of long-term debt, due to the redemption of our $12,000 variable rate PEDFA Series B Bonds described below and an increase in short-term borrowings.  The Company maintains two lines of credit aggregating $28,000.  Loans granted under these lines of credit bear interest at LIBOR plus 0.70% to 0.75%.  Both lines of credit are unsecured.  One line, amounting to $11,000 is payable upon demand, whereas the other is a committed line with a revolving 2-year maturity.  The Company had $12,964 outstanding borrowings under its lines of credit as of March 31, 2008 and $11,210 outstanding borrowings as of December 31, 2007. The borrowings were incurred primarily for acquisitions and construction expenditures.  $7,964 of the outstanding borrowings were under the committed line of credit and classified as long term, and $5,000 of the borrowings were under the short-term line.  The weighted average interest rate on line of credit borrowings at March 31, 2008 was 3.67%.  The Company is not required to maintain compensating balances on its lines of credit.

During the first three months of 2008, the Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances and the distribution surcharge allowed by the PPUC.  The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The Company incurred $3,400 of construction expenditures for routine items as well as a new emergency diesel generator for the main pumping station, main replacements and a water treatment expansion project.  The Company anticipates construction expenditures for the remainder of 2008 of approximately $23,240.  In addition to routine transmission and distribution projects, a portion of the anticipated 2008 expenditures will be for additional standpipes, booster stations, upgrades to water treatment facilities, distribution center renovations, the West Manheim acquisition and main extension and various replacements of aging infrastructure.  Internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its DRIP and ESPP, customer advances, the distribution surcharge and potential long-term debt and common stock issues will be used to satisfy the need for additional cash.

On May 7, 2008, the Pennsylvania Economic Development Financing Authority (PEDFA) issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (York Water Company Project) (the “Series A Bonds”) for our benefit pursuant to the terms of a trust indenture, dated as of May 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series A Bonds to us pursuant to a loan agreement, dated as of May 1, 2008, between us and the PEDFA.  The loan agreement provides for a $12,000 loan with a maturity date of October 1, 2029.  Amounts outstanding under the loan agreement are our direct general obligations.  The proceeds of the loan were used to redeem the PEDFA Exempt Facilities Revenue Bonds, Series B of 2004.

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as Remarketing Agent, on a periodic basis elected by us.  We have currently elected that the interest rate be determined on a weekly basis.  The Remarketing Agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  As of May 7, 2008, the interest rate under the loan agreement was 2.61%.

In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”) dated as of May 1, 2008.  This agreement provides for a three-year direct pay letter of credit issued by the bank to the trustee for the Series A Bonds.  The bank is responsible for providing the trustee with funds for the timely payment of the principal of and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not be remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The Letter of Credit is a three-year agreement with a one-year extension evaluated annually.

In connection with the issuance of the PEDFA Series B Bonds of 2004, the Company entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,000.  The interest rate swap agreement provides that the Company pay the counterparty a fixed interest rate of 3.16% on the notional amount.  In exchange, the counterparty pays to the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company has elected to retain the swap agreement for the PEDFA Series A Bonds of 2008. The swap agreement expires on October 1, 2029.

As a result of this refinancing, the Company’s short-term obligation as of March 31, 2008, on the $12,000 Series B Bonds of 2004 is for interest only, and the principal amount represents a long-term obligation.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended March 31, 2008.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.  The Company does not engage in trading or risk management activities with the exception of the interest rate swap agreement mentioned above; does not use derivative financial instruments for speculative trading purposes; has no lease obligations and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

See note 12 to the Financial Statements.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  The Company maintains unsecured lines of credit aggregating $28,000 with two banks, under which there were borrowings of $12,964 outstanding as of March 31, 2008.  Loans granted under these lines bear interest based on LIBOR plus 0.70 to 0.75 percent.  One line, amounting to $11,000 is payable upon demand, whereas the other is a committed line with a revolving 2-year maturity.  The weighted average interest rate on outstanding borrowings under these lines at March 31, 2008 was 3.67%.  A 25-basis point increase in LIBOR would cause additional interest expense of approximately $32 on an annual basis.  Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the  PEDFA Series B issue of 2004.

In May 2008, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (York Water Company Project) (the “Series A Bonds”).  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate on the loan as of May 7, 2008 was 2.61%.  In connection with the loan agreement, the Company continued its interest rate swap agreement which results in the Company’s floating rate obligation becoming substantially a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  Moderate interest rate changes are not expected to have a material impact on cash flows relating to the interest rate swap.

The proceeds of the May 2008 Series A Bond issue were used to refund the PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 (the “Series B Bonds”).  The Series B Bonds had been tendered by the bondholders due to a bond insurer downgrade.  After the Series B Bonds were tendered, they were held by the remarketing agent at a higher interest rate.  Since the Series B Bonds were tendered, the Company’s interest cost, including swap payments, for the variable rate debt was averaging 5.00%, whereas in 2007, the interest cost averaged 3.77%.  The Series A Bond issue will bring the interest rate on the variable rate bonds back down to more historic levels.

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

THE YORK WATER COMPANY

Date: May 9, 2008	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: May 9, 2008	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer