Form 10-Q
period 2008-06-30
YORK WATER CO
filed 2008-08-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2008	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No par value	11,299,837 Shares outstanding as of August 8, 2008

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Jun. 30, 2008	Dec. 31, 2007

ASSETS
UTILITY PLANT, at original cost	$232,232	$223,538
Plant acquisition adjustments	(1,171)	(1,184)
Accumulated depreciation	(32,901)	(31,308)
Net utility plant	198,160	191,046

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $157 in 2008
and $150 in 2007	568	574

CURRENT ASSETS:
Receivables, less reserves of $261 in 2008 and $193 in 2007	2,742	2,954
Unbilled revenues	2,328	2,216
Recoverable income taxes	227	252
Materials and supplies inventories, at cost	805	802
Prepaid expenses	624	456
Deferred income taxes	132	132
Total current assets	6,858	6,812

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,385	1,170
Notes receivable	559	610
Deferred regulatory assets	7,967	7,709
Other	3,194	3,048
Total long-term assets	13,105	12,537

Total Assets	$218,691	$210,969

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Jun. 30, 2008	Dec. 31, 2007

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$57,067	$56,566
issued and outstanding 11,299,837 shares in 2008
and 11,264,923 shares in 2007
Retained earnings	10,983	10,986
Accumulated other comprehensive loss	(304)	(280)
Total common stockholders' equity	67,746	67,272

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	70,582	58,465

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	6,000	3,000
Current portion of long-term debt	2,740	12,040
Accounts payable	4,035	3,164
Dividends payable	1,135	1,126
Accrued taxes	42	24
Accrued interest	893	910
Other accrued expenses	1,088	1,096
Total current liabilities	15,933	21,360

DEFERRED CREDITS:
Customers' advances for construction	21,409	21,821
Deferred income taxes	17,879	16,964
Deferred employee benefits	4,021	4,042
Other deferred credits	1,345	1,309
Total deferred credits	44,654	44,136

Contributions in aid of construction	19,776	19,736

Total Stockholders' Equity and Liabilities	$218,691	$210,969

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007

WATER OPERATING REVENUES:
Residential	$4,952	$5,023	$9,688	$9,690
Commercial and industrial	2,259	2,342	4,408	4,469
Other	651	597	1,272	1,188
	7,862	7,962	15,368	15,347

OPERATING EXPENSES:
Operation and maintenance	1,705	1,593	3,330	3,158
Administrative and general	1,596	1,747	3,358	3,425
Depreciation and amortization	886	767	1,772	1,528
Taxes other than income taxes	278	252	519	441
	4,465	4,359	8,979	8,552

Operating income	3,397	3,603	6,389	6,795

OTHER INCOME (EXPENSES):
Interest on long-term debt	(1,102)	(986)	(2,222)	(1,930)
Interest on short-term debt	(45)	(39)	(91)	(57)
Allowance for funds used during construction	152	44	324	71
Other expenses, net	(57)	(41)	(200)	(227)
	(1,052)	(1,022)	(2,189)	(2,143)

Income before income taxes	2,345	2,581	4,200	4,652

Federal and state income taxes	825	920	1,474	1,665

Net income	$1,520	$1,661	$2,726	$2,987

Basic Earnings Per Share	$0.13	$0.15	$0.24	$0.27

Cash Dividends Declared Per Share	$0.121	$0.118	$0.242	$0.236

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except share and per share amounts)
For the Periods Ended June 30, 2008 and 2007
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2007	$56,566	$10,986	$(280)	$67,272
Net income	-	2,726	-	2,726
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(24)	(24)
Comprehensive income				2,702
Dividends ($.242 per share)	-	(2,729)	-	(2,729)
Issuance of 34,914 shares common stock under
dividend reinvestment and
employee stock purchase plans	501	-	-	501
Balance, June 30, 2008	$57,067	$10,983	$(304)	$67,746

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$55,558	$9,904	$(101)	$65,361
Net income	-	2,987	-	2,987
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	263	263
Comprehensive income				3,250
Dividends ($.236 per share)	-	(2,646)	-	(2,646)
Issuance of 31,580 shares common stock under
dividend reinvestment and
employee stock purchase plans	508	-	-	508
Balance, June 30, 2007	$56,066	$10,245	$162	$66,473

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars)

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,726	$2,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,772	1,528
Increase in deferred income taxes	703	709
Other	(89)	(9)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, unbilled revenues and recoverable income taxes	39	(404)
Increase in materials and supplies and prepaid expenses	(171)	(15)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	893	714
Increase (decrease) in accrued interest and taxes	1	(69)
Increase in regulatory and other assets	(337)	(404)
Net cash provided by operating activities	5,537	5,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used
during construction of $187 in 2008 and $40 in 2007	(9,155)	(6,453)
Acquisition of water system	-	(896)
Decrease in notes receivable	51	835
Net cash used in investing activities	(9,104)	(6,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	436	1,174
Repayments of customer advances	(809)	(678)
Proceeds of long-term debt issues	22,076	-
Repayments of long-term debt	(19,522)	(20)
Borrowings under short-term line-of-credit agreements	3,000	2,536
Changes in cash overdraft position	605	584
Issuance of common stock	501	508
Dividends paid	(2,720)	(2,627)
Net cash provided by financing activities	3,567	1,477

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,139	$1,930
Income taxes	745	764

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $1,867 in 2008 and $2,311 in 2007 for the construction of utility plant.
Accounts payable and other deferred credits includes $137 in 2008 and $173 in 2007 for the acquisition of water systems.
The change in notes receivable includes $473 in 2007 offset by like amounts of customer advances.
Contributions in aid of construction includes $51 in 2008 of contributed land.

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

Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended June 30, 2008 and 2007 were based on weighted average shares outstanding of 11,282,337 and 11,217,748, respectively.

Basic earnings per share for the six months ended June 30, 2008 and 2007 were based on weighted average shares outstanding of 11,276,436 and 11,210,905, respectively.

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
The Company announced the acquisition of the West Manheim Township water system in York County, Pennsylvania during the second quarter of 2007.  The purchase price per the agreement is approximately $2,075.  Settlement on this acquisition is expected to take place in the fourth quarter of 2008.  In addition to the purchase price of the system, the Company has additional commitments for a main extension and standpipe of $6,815.  As of June 30, 2008, $7,190 remained to be incurred.

5.	Pensions
Components of Net Periodic Pension Cost
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Service Cost	$ 155	$ 181	$ 309	$ 362
Interest Cost	302	287	604	575
Expected return on plan assets	(298)	(274)	(596)	(548)
Amortization of loss	3	27	6	53
Amortization of prior service cost	5	66	9	132
Rate-regulated adjustment	33	(87)	68	(174)
Net periodic pension expense	$ 200	$ 200	$ 400	$ 400

Employer Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $800 to its pension plans in 2008.  As of June 30, 2008, a contribution of $54 had been made.  The Company expects to contribute the remaining $746 over the next two quarters of 2008.

6.	Interest Rate Swap Agreement
The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge).  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.  As of June 30, 2008, there was no cumulative ineffectiveness on the Company’s interest rate swap.

7.	Fair Value Measurements
The Company partially adopted Statement of Financial Accounting Standard No. 157 in January, 2008.  SFAS No. 157 establishes a fair value hierarchy which indicates the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability.

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

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$536	$536

The fair value of the interest rate swap is the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors that are derived from observable inputs including Libor rates, futures contracts and swap rates.

8.	Other Comprehensive Income

	Three Months Ended June 30
	2008	2007

Net Income	$ 1,520	$ 1,661

Unrealized gain on interest rate swap, net of $121 income
tax in 2008, and $150 income tax in 2007	177	219

Reclassification adjustment for amounts recognized in income,
net of $21 income tax in 2008, and $1 income tax in 2007	30	1
	207	220

Comprehensive income	$ 1,727	$ 1,881

	Six Months Ended June 30
	2008	2007

Net Income	$ 2,726	$ 2,987

Unrealized gain (loss) on interest rate swap, net of ($53) income
tax in 2008, and $179 income tax in 2007	(78)	262

Reclassification adjustment for amounts recognized in income,
net of $37 income tax in 2008, and $1 income tax in 2007	54	1
	(24)	263

Comprehensive income	$ 2,702	$ 3,250

9.	Long-Term Debt

	As of Jun. 30, 2008	As of Dec. 31, 2007
3.6% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	475	495
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series B of 2004, due 2029	-	12,000
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A of 2008, due 2029	12,000	-
Committed Line of Credit, due 2009	11,047	8,210
Total long-term debt	73,322	70,505
Less current maturities	(2,740)	(12,040)
Long-term portion	$70,582	$58,465

The 3.6% Industrial Development Authority Revenue Refunding Bonds, Series 1994, have a mandatory tender date of May 15, 2009.  The Company plans to meet its $2,700 obligation using funds available under its lines of credit.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as Remarketing Agent, on a periodic basis elected by us.  We have currently elected that the interest rate be determined on a weekly basis.  The Remarketing Agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  As of June 30, 2008, the interest rate under the loan agreement was 2.61%.

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

In connection with the issuance of the PEDFA Series B Bonds of 2004, the Company entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,000.  The interest rate swap agreement provides that the Company pay the counterparty a fixed interest rate of 3.16% on the notional amount. In exchange, the counterparty pays to the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company elected to retain the swap agreement for the PEDFA Series A Bonds of 2008. The swap agreement expires on October 1, 2029.

10.	Acquisitions
On January 5, 2007, the Company closed the acquisition of the water system of Abbottstown Borough which served approximately 400 customers in Adams County, Pennsylvania.  The purchase price of approximately $900 was less than the depreciated original cost of these assets.  The Company has recorded a negative acquisition adjustment of approximately $131 and is amortizing this credit over the remaining life of the acquired assets.  The purchase was funded through internally generated funds and short-term borrowings.  The Company began serving the customers of Abbottstown Borough in January 2007.

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

The Company has entered into an agreement to purchase the water facilities of the Asbury Pointe Water Company in York County, Pennsylvania.  This acquisition is expected to result in the addition of 250 customers and will cost approximately $242.  A request for approval of this purchase was filed with the PPUC in May 2008.  Following approval, the Company will acquire and continue to use Asbury Pointe’s distribution system through an interconnection with its current distribution system.

11.	Notes Receivable
In March 2007, the Company corrected a miscalculation of a note receivable with one of the water districts served.  While this recalculation was deemed immaterial to operations as a whole, it reduced notes receivable by $544, customer advances by $473 and net income by $71.  The income reduction was applicable to the years 2003-2006.

12.	Rate Matters
From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008, and sought an increase of $7.1 million, which would have represented a 19.6% increase in rates.  The request is currently under review.  Any rate increase approved by the PPUC will be effective not later than February 15, 2009.  There can be no assurance that the PPUC will grant the Company’s rate increase in the amount requested, if at all.

13.	Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157, as originally issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date, by one year, of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities with certain exceptions.  The Company adopted this standard for financial assets and liabilities in January 2008 and determined that it did not have an impact on its financial position or results of operations, but required additional disclosures with regard to its interest rate swap.  See Note 7 for additional disclosures.  The Company will review non-financial assets and liabilities for applicability and adopt this standard for those instruments, if applicable, in January 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This standard requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The Company is currently researching the additional required disclosures with regard to its interest rate swap and plans to adopt this standard as soon as practicable.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This guidance identifies sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with U.S. generally accepted accounting principles (GAAP).  This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to SAS No. 69.  This statement is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.”  The guidance clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts and requires expanded disclosure about such contracts.  This statement is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  This statement will have no impact on the Company’s financial statements.

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

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any of the aforementioned procedures.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 89.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of June 30, 2008, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 17.8 million gallons.  The Company's service territory had an estimated population of 171,000 as of December 31, 2007.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  The Company has minimum customer charges in place which are intended to cover fixed costs of operations under all likely weather conditions; however, increased rainfall and a sluggish economy have combined to reduce per capita consumption by commercial, industrial and residential customers by approximately 4.7% as of June 30, 2008.

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

Results of Operations

Three Months Ended June 30, 2008 Compared
With Three Months Ended June 30, 2007

Net income for the second quarter of 2008 was $1,520, a decrease of $141, or 8.5%, from net income of $1,661 for the same period of 2007.  The primary contributing factors to the decrease in net income were higher operating expenses and reduced water revenues.

Water operating revenues for the three months ended June 30, 2008 decreased $100, or 1.3%, from $7,962 for the three months ended June 30, 2007 to $7,862 for the corresponding 2008 period.  The primary reason for the decrease in revenues was reduced consumption.  The total per capita volume of water sold in the second quarter of 2008 decreased compared to the corresponding 2007 period by approximately seven percent.  Commercial and industrial customers reduced their consumption the most, closely followed by residential customers.  Reduced consumption is attributed to a sluggish economy and increased rainfall.  The average number of customers served in the second quarter of 2008 increased as compared to the same period in 2007 by 910 customers, from 58,329 to 59,239 customers due to growth in the Company’s service territory.

Operating expenses for the second quarter of 2008 increased $106, or 2.4%, from $4,359 for the second quarter of 2007 to $4,465 for the corresponding 2008 period.  Higher depreciation expense of approximately $119 due to increased plant investment was the principal reason for the increase.  Higher salaries due to wage increases and additional employees, increased health insurance costs, higher banking fees and increased transportation expenses aggregating approximately $125 also added to the increase.  The increase in expenses was partially offset by reduced software support expenses and lower shareholder expenses aggregating approximately $165.  Other operating expenses increased by approximately $27.

Interest expense on long-term debt for the second quarter of 2008 increased $116, or 11.8%, from $986 for the second quarter of 2007 to $1,102 for the corresponding 2008 period.  The primary reasons for the increase were increased borrowings under the Company’s committed line of credit to fund operations and construction and higher variable interest rates.

Interest expense on short-term debt for the second quarter of 2008 was $6 higher than the same period in 2007 due to an increase in short-term borrowings partially offset by a reduction in rates.  The average short-term debt outstanding was $5,363 for the second quarter of 2008 and $2,358 for the second quarter of 2007.  The interest rate on short-term debt was 3.15% on June 30, 2008 compared to 6.05% on June 30, 2007.

Allowance for funds used during construction increased $108, from $44 in the second quarter of 2007 to $152 in the 2008 period, due to an increase in construction expenditures that were eligible for interest.  Eligible 2008 construction expenditures include investment in a large water treatment expansion project.

Other expenses, net for the second quarter of 2008 increased by $16 as compared to the same period of 2007.  The increase was primarily due to higher supplemental retirement expenses of approximately $20.  Reduced interest income on water district notes receivable and higher amortization of debt expense due to a new debt issue (see discussion in the Liquidity section) added approximately $11 to the increase.  The increased expenses were partially offset by decreased charitable contributions and other expenses of approximately $15.

Federal and state income taxes for the second quarter of 2008 decreased by $95, or 10.3%, compared to the same period of 2007 primarily due to a decrease in taxable income.  The Company’s effective tax rate was 35.2% in the second quarter of 2008 and 35.6% in the second quarter of 2007.

Six Months Ended June 30, 2008 Compared
With Six Months Ended June 30, 2007

Net income for the first six months of 2008 was $2,726, a decrease of $261, or 8.7%, from net income of $2,987 for the same period of 2007.  The primary contributing factors to the decrease in net income were increased operating expenses and higher interest expenses.

Water operating revenues for the six months ended June 30, 2008 increased $21, or 0.1%, from $15,347 for the six months ended June 30, 2007 to $15,368 for the corresponding 2008 period.  The primary reason for the increase in revenues was customer growth.  The average number of customers served in the first six months of 2008 increased as compared to the same period in 2007 by 908 customers, from 58,215 to 59,123 customers due to growth in the Company’s service territory.  Throughout the first half of 2008, the Company experienced a 4.7% decline in per capita consumption, of which the largest decline occurred in the commercial and industrial categories, closely followed by residential customers.  The reduction is attributed in part to a sluggish economy and increased rainfall.

Operating expenses for the first six months of 2008 increased $427, or 5.0%, from $8,552 for the first six months of 2007 to $8,979 for the corresponding 2008 period.  Higher depreciation expense of approximately $244 due to increased plant investment, higher salaries of approximately $143 due to wage increases and additional employees, increased health insurance costs of approximately $89, increased transportation costs of approximately $48 and higher realty taxes of approximately $45 were the principal reasons for the increase.  Higher meter repair expenses, banking, legal and director fees and other expenses aggregating approximately $152 also added to the increase.  The increase in expenses was partially offset by reduced software support expenses of approximately $207, lower shareholder costs of approximately $51 and reduced maintenance expenses at the filter plant of approximately $36.

Interest expense on long-term debt for the first six months of 2008 increased $292, or 15.1%, from $1,930 for the first half of 2007 to $2,222 for the corresponding 2008 period.  The primary reasons for the increase were increased borrowings under the Company’s committed line of credit to fund operations and construction and higher variable interest rates.

Interest expense on short-term debt for the first six months of 2008 was $34 higher than the same period in 2007 due to an increase in short-term borrowings partially offset by a reduction in rates.  The average short-term debt outstanding was $4,808 for the first half of 2008 and $1,729 for the first half of 2007.  The interest rate on short-term debt was 3.15% on June 30, 2008 compared to 6.05% on June 30, 2007.

Allowance for funds used during construction increased $253, from $71 in the six months of 2007 to $324 in the 2008 period, due to an increase in construction expenditures that were eligible for interest.  Eligible 2008 construction expenditures include investment in a large water treatment expansion project.

Other expenses, net for the six months of 2008 decreased by $27 as compared to the same period of 2007.  The decrease was primarily due to higher interest income in the first half of 2008 of approximately $56 on water district notes receivable.  Interest income on water district notes receivable in the first half of 2007 included a negative adjustment (expense) due to the recalculation of a note.  The increased income was partially offset by increased supplemental retirement expenses.

Federal and state income taxes for the first six months of 2008 decreased by $191, or 11.5%, compared to the same period of 2007 primarily due to a decrease in taxable income.  The Company’s effective tax rate was 35.1% in the first half of 2008 and 35.8% in the first half of 2007.

Rate Matters

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008, and sought an increase of $7.1 million, which would have represented a 19.6% increase in rates.  The request is currently under review.  Any rate increase approved by the PPUC will be effective not later than February 15, 2009.  There can be no assurance that the PPUC will grant the Company’s rate increase in the amount requested, if at all.

Acquisitions

On January 5, 2007, the Company closed the acquisition of the water system of Abbottstown Borough which served approximately 400 customers in Adams County, Pennsylvania.  The purchase price of approximately $900 was less than the depreciated original cost of these assets.  The Company has recorded a negative acquisition adjustment of approximately $131 and is amortizing this credit over the remaining life of the acquired assets.  The purchase was funded through internally generated funds and short-term borrowings.  The Company began serving the customers of Abbottstown Borough in January 2007.

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

The Company has entered into an agreement to purchase the water facilities of the Asbury Pointe Water Company in York County, Pennsylvania.  This acquisition is expected to result in the addition of 250 customers and will cost approximately $242.  A request for approval of this purchase was filed with the PPUC in May 2008.  Following approval, the Company will acquire and continue to use Asbury Pointe’s distribution system through an interconnection with its current distribution system.

Liquidity and Capital Resources

As of June 30, 2008, current liabilities exceeded current assets by $9,075.  At December 31, 2007, current liabilities exceeded current assets by $14,548.  The change was primarily due to a decrease in current maturities of long-term debt, due to the redemption of our $12,000 variable rate PEDFA Series B Bonds described below, the reclassification of our $2,700 Revenue Refunding Bonds to short-term and an increase in short-term borrowings.  The 3.6% Industrial Development Authority Revenue Refunding Bonds, Series 1994, have a mandatory tender date of May 15, 2009.  The Company plans to meet its $2,700 obligation using funds available under its lines of credit.  The Company maintains two lines of credit aggregating $28,000.  Loans granted under these lines of credit bear interest at LIBOR plus 0.70% to 0.75%.  Both lines of credit are unsecured.  One line, amounting to $11,000 is payable upon demand, whereas the other is a committed line with a revolving 2-year maturity.  The Company had $17,047 outstanding borrowings under its lines of credit as of June 30, 2008 and $11,210 outstanding borrowings as of December 31, 2007. The borrowings were incurred primarily for acquisitions and construction expenditures.  $11,047 of the outstanding borrowings were under the committed line of credit and classified as long term, and $6,000 of the borrowings were under the short-term line.  The weighted average interest rate on line of credit borrowings at June 30, 2008 was 3.11%.  The Company is not required to maintain compensating balances on its lines of credit.

During the first six months of 2008, the Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment plan (stock issued in lieu of cash dividends), or DRIP, and employee stock purchase plan, or ESPP, customer advances and the distribution surcharge allowed by the PPUC.  The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The Company incurred $8,848 of construction expenditures for routine items as well as a new emergency diesel generator for the main pumping station, main replacements, standpipe and main extension expenditures for West Manheim and a water treatment expansion project.  The Company anticipates construction expenditures for the remainder of 2008 of approximately $17,792.  In addition to routine transmission and distribution projects, a portion of the anticipated 2008 expenditures will be for additional booster stations, an additional standpipe, upgrades to water treatment facilities, distribution center renovations, the West Manheim acquisition and main extension and various replacements of aging infrastructure.  Internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its DRIP and ESPP, customer advances, the distribution surcharge and potential long-term debt and common stock issues will be used to satisfy the need for additional cash.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as Remarketing Agent, on a periodic basis elected by us.  We have currently elected that the interest rate be determined on a weekly basis.  The Remarketing Agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  As of July 31, 2008, the interest rate under the loan agreement was 2.29%.

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

In connection with the issuance of the PEDFA Series B Bonds of 2004, the Company entered into an interest rate swap transaction with a counterparty in the notional principal amount of $12,000.  The interest rate swap agreement provides that the Company pay the counterparty a fixed interest rate of 3.16% on the notional amount.  In exchange, the counterparty pays to the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in prevailing interest rates.  The Company elected to retain the swap agreement for the PEDFA Series A Bonds of 2008. The swap agreement expires on October 1, 2029.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended June 30, 2008.

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

See note 13 to the Financial Statements.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  The Company maintains unsecured lines of credit aggregating $28,000 with two banks, under which there were borrowings of $17,047 outstanding as of June 30, 2008.  Loans granted under these lines bear interest based on LIBOR plus 0.70 to 0.75 percent.  One line, amounting to $11,000 is payable upon demand, whereas the other is a committed line with a revolving 2-year maturity.  The weighted average interest rate on outstanding borrowings under these lines at June 30, 2008 was 3.11%.  A 25-basis point increase in LIBOR would cause additional interest expense of approximately $43 on an annual basis.  Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the PEDFA Series A issue of 2008.

In May 2008, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (York Water Company Project) (the “Series A Bonds”).  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate on the loan as of July 31, 2008 was 2.29%.  In connection with the loan agreement, the Company continued its interest rate swap agreement which results in the Company’s floating rate obligation becoming substantially a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  Moderate interest rate changes are not expected to have a material impact on cash flows relating to the interest rate swap.

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

The Annual Meeting of the Shareholders of The York Water Company was convened May 5, 2008 at the Strand Capital Performing Arts Center, 50 North George Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

(1)	To elect three (3) Directors to three-year terms of office.
The actions taken by the Shareholders concerning the election of Directors are as follows:
		Votes for Each Nominee		Votes Withheld for Each Nominee
	John L. Finlayson	8,030,696.813	votes	339,402.000	votes
	Thomas C. Norris	8,049,472.813	votes	320,625.000	votes
	Ernest J. Waters	8,125,429.813	votes	244,669.000	votes

The following Directors’ terms of office continued after the Annual Meeting:

	George Hay Kain, III	Irvin S. Naylor
	George W. Hodges	William T. Morris
	Michael W. Gang	Jeffrey S. Osman
	Jeffrey R. Hines

(2)	To appoint Beard Miller Company LLP as independent public accountants to audit the financial statements of the Company for the year 2008.

The actions taken by the Shareholders concerning the appointment of Beard Miller Company LLP independent accountants are as follows:

	For Approval	8,275,231.813	Shares
	Against Approval	72,211.000	Shares
	Abstaining From Voting	22,654.000	Shares
	Broker Non-vote	-	Shares

Item 6.	Exhibits
The following Part 1 exhibits are attached to this report:
10.1
Loan Agreement between Pennsylvania Economic Development Financing Authority and The York Water Company, entered into May 7, 2008 and dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2008).

10.2
Trust Indenture between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, entered into May 7, 2008 and dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2008).

10.3
Reimbursement, Credit and Security Agreement between The York Water Company and PNC Bank, National Association, entered into May 7, 2008 and dated as of May 1, 2008 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2008).

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

THE YORK WATER COMPANY

Date: August 8, 2008	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: August 8, 2008	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer