Form 10-Q
period 2008-09-30
YORK WATER CO
filed 2008-11-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2008	Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(717) 845-3601

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No par value	11,337,717 Shares outstanding as of October 29, 2008

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Sept. 30, 2008	Dec. 31, 2007

ASSETS
UTILITY PLANT, at original cost	$240,828	$223,538
Plant acquisition adjustments	(1,164)	(1,184)
Accumulated depreciation	(33,759)	(31,308)
Net utility plant	205,905	191,046

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $160 in 2008
and $150 in 2007	565	574

CURRENT ASSETS:
Receivables, less reserves of $289 in 2008 and $193 in 2007	3,238	2,954
Unbilled revenues	2,281	2,216
Recoverable income taxes	-	252
Materials and supplies inventories, at cost	706	802
Prepaid expenses	497	456
Deferred income taxes	198	132
Total current assets	6,920	6,812

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,391	1,170
Notes receivable	547	610
Deferred regulatory assets	8,211	7,709
Other	3,263	3,048
Total long-term assets	13,412	12,537

Total Assets	$226,802	$210,969

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Sept. 30, 2008	Dec. 31, 2007

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$57,446	$56,566
issued and outstanding 11,329,080 shares in 2008
and 11,264,923 shares in 2007
Retained earnings	11,355	10,986
Accumulated other comprehensive loss	(277)	(280)
Total common stockholders' equity	68,524	67,272

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	72,460	58,465

COMMITMENTS

CURRENT LIABILITIES:
Short-term borrowings	9,500	3,000
Current portion of long-term debt	2,740	12,040
Accounts payable	5,250	3,164
Dividends payable	1,139	1,126
Accrued taxes	87	24
Accrued interest	913	910
Other accrued expenses	1,188	1,096
Total current liabilities	20,817	21,360

DEFERRED CREDITS:
Customers' advances for construction	21,171	21,821
Deferred income taxes	18,481	16,964
Deferred employee benefits	4,002	4,042
Other deferred credits	1,538	1,309
Total deferred credits	45,192	44,136

Contributions in aid of construction	19,809	19,736

Total Stockholders' Equity and Liabilities	$226,802	$210,969

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007

WATER OPERATING REVENUES:
Residential	$5,276	$5,150	$14,964	$14,840
Commercial and industrial	2,640	2,516	7,048	6,985
Other	650	614	1,922	1,802
	8,566	8,280	23,934	23,627

OPERATING EXPENSES:
Operation and maintenance	1,760	1,749	5,090	4,907
Administrative and general	1,588	1,543	4,946	4,968
Depreciation and amortization	937	876	2,709	2,404
Taxes other than income taxes	256	198	775	639
	4,541	4,366	13,520	12,918

Operating income	4,025	3,914	10,414	10,709

OTHER INCOME (EXPENSES):
Interest on long-term debt	(1,362)	(983)	(3,584)	(2,913)
Interest on short-term debt	(63)	(76)	(154)	(133)
Allowance for funds used during construction	157	59	481	130
Other expenses, net	(48)	(32)	(248)	(259)
	(1,316)	(1,032)	(3,505)	(3,175)

Income before income taxes	2,709	2,882	6,909	7,534

Federal and state income taxes	969	1,125	2,443	2,790

Net income	$1,740	$1,757	$4,466	$4,744

Basic Earnings Per Share	$0.15	$0.15	$0.40	$0.42

Cash Dividends Declared Per Share	$0.121	$0.118	$0.363	$0.354

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except share and per share amounts)
For the Periods Ended September 30, 2008 and 2007
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2007	$56,566	$10,986	$(280)	$67,272
Net income	-	4,466	-	4,466
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	3	3
Comprehensive income				4,469
Dividends ($.363 per share)	-	(4,097)	-	(4,097)
Issuance of 64,157 shares common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	880	-	-	880
Balance, September 30, 2008	$57,446	$11,355	$(277)	$68,524

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$55,558	$9,904	$(101)	$65,361
Net income	-	4,744	-	4,744
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	67	67
Comprehensive income				4,811
Dividends ($.354 per share)	-	(3,971)	-	(3,971)
Issuance of 46,824 shares common stock under
dividend reinvestment and
employee stock purchase plans	753	-	-	753
Balance, September 30, 2007	$56,311	$10,677	$(34)	$66,954

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars)

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,466	$4,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,709	2,404
Increase in deferred income taxes	1,085	695
Other	144	(26)
Changes in assets and liabilities:
Increase in accounts receivable, unbilled revenues and recoverable income taxes	(227)	(302)
(Increase) decrease in materials and supplies and prepaid expenses	55	(219)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	1,372	984
Increase in accrued interest and taxes	66	512
Increase in regulatory and other assets	(640)	(514)
Net cash provided by operating activities	9,030	8,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used
during construction of $300 in 2008 and $73 in 2007	(16,586)	(11,431)
Acquisition of water system	-	(896)
Decrease in notes receivable	63	849
Net cash used in investing activities	(16,523)	(11,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	616	2,023
Repayments of customer advances	(1,169)	(1,111)
Proceeds of long-term debt issues	29,784	-
Debt issuance costs	(296)	-
Repayments of long-term debt	(25,089)	(30)
Borrowings under short-term line-of-credit agreements	6,500	5,035
Changes in cash overdraft position	351	474
Issuance of common stock	880	753
Dividends paid	(4,084)	(3,944)
Net cash provided by financing activities	7,493	3,200

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,162	$2,622
Income taxes	1,106	1,378

Supplemental schedule of non cash investing and financing activities:
Accounts payable includes $3,120 in 2008 and $1,555 in 2007 for the construction of utility plant.
Accounts payable and other deferred credits includes $118 in 2008 and $190 in 2007 for the acquisition of water systems.
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

Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended September 30, 2008 and 2007 were based on weighted average shares outstanding of 11,302,064 and 11,232,865, respectively.

Basic earnings per share for the nine months ended September 30, 2008 and 2007 were based on weighted average shares outstanding of 11,285,041 and 11,218,305, respectively.

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
The Company announced the acquisition of the West Manheim Township water system in York County, Pennsylvania during the second quarter of 2007.  The purchase price per the agreement is approximately $2,075.  Settlement on this acquisition is expected to take place in the fourth quarter of 2008.  In addition to the purchase price of the system, the Company has additional commitments for a main extension and standpipe of $6,815.  As of September 30, 2008, $2,075 remained to be incurred.

5.	Pensions
Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Service Cost	$ 154	$ 181	$ 463	$ 543
Interest Cost	303	287	907	862
Expected return on plan assets	(298)	(275)	(894)	(823)
Amortization of loss	3	27	9	80
Amortization of prior service cost	4	67	13	199
Rate-regulated adjustment	34	(87)	102	(261)
Net periodic pension expense	$ 200	$ 200	$ 600	$ 600

Employer Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $800 to its pension plans in 2008.  The Company now plans to contribute $896 to its pension plans in 2008.  As of September 30, 2008, contributions of $108 had been made.  The Company expects to contribute the remaining $788 during the fourth quarter of 2008.

6.	Interest Rate Swap Agreement
The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate (cash flow hedge).  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income (OCI) and subsequently reclassified into earnings (as interest expense) in the same period or periods during which the hedged transaction affects earnings.  The cumulative ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.  The fair value of the interest rate swap is recorded on the balance sheet under the caption “Other deferred credits” and had a fair value of $755 as of September 30, 2008.

During the third quarter of 2008, interest rates generally declined, thereby generating losses on the Company’s swap position.  In order for the Company to apply hedge accounting, Financial Accounting Standards Board Statement No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” requires hedges to be “highly effective,” as defined in the statement, with hedge effectiveness judged on the basis of the swap’s fair value change relative to the Company’s variable rate interest payments.  During the quarter ended September 30, 2008, the Company’s interest rate on variable rate debt rose sharply relative to the benchmark rate (1-month LIBOR), rendering a degree of ineffectiveness that limited the application of hedge accounting for the quarter ended September 30, 2008.  Recognition of the unrealized losses in Accumulated Other Comprehensive Income (AOCI) was limited due to the ineffectiveness of the cash flow hedge.  The ineffective portion of the hedge, amounting to $224, was thus recognized in Interest on Long-term debt in the Statement of Income during the quarter ended September 30, 2008.  The Company expects to reclassify $28 (net of tax) from other comprehensive loss to earnings as an expense over the next twelve months.  The interest rate swap will expire on October 1, 2029.

7.	Fair Value Measurements
The Company partially adopted Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” in January, 2008.  SFAS No. 157 establishes a fair value hierarchy which indicates the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability.

The Company has recorded its interest rate swap liability at fair value in accordance with SFAS No. 157.  The liability is recorded under the caption “Other deferred credits” on the balance sheet.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$755	$755

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  The inputs to this calculation are deemed to be level 2 inputs.

8.	Other Comprehensive Income

	Three Months Ended September 30
	2008	2007

Net Income	$ 1,740	$ 1,757

Unrealized loss on interest rate swap, net of ($19) income
tax in 2008, and ($134) income tax in 2007	(27)	(195)

Reclassification adjustment for amounts recognized in income,
net of $37 income tax in 2008, and ($1) income tax in 2007	54	(1)
	27	(196)

Comprehensive income	$ 1,767	$ 1,561

	Nine Months Ended September 30
	2008	2007

Net Income	$ 4,446	$ 4,744

Unrealized gain (loss) on interest rate swap, net of ($72) income
tax in 2008, and $45 income tax in 2007	(105)	67

Reclassification adjustment for amounts recognized in income,
net of $74 income tax in 2008, and $0 income tax in 2007	108	-
	3	67

Comprehensive income	$ 4,469	$ 4,811

9.	Long-Term Debt

	As of Sept. 30, 2008	As of Dec. 31, 2007
3.6% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.0% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.6% Senior Notes, Series B, due 2019	5,000	5,000
1.0% Pennvest Loan, due 2019	465	495
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series B of 2004, due 2029	-	12,000
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A of 2008, due 2029	12,000	-
Committed Line of Credit, due 2010	12,935	8,210
Total long-term debt	75,200	70,505
Less current maturities	(2,740)	(12,040)
Long-term portion	$72,460	$58,465

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by us.  We have currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  As of September 30, 2008, the interest rate under the loan agreement was 8.35%.

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

The Company has entered into an agreement to purchase the water facilities of the Asbury Pointe Water Company in York County, Pennsylvania.  This acquisition is expected to result in the addition of 250 customers and will cost approximately $242.  The agreement was approved by the PPUC on September 12, 2008.  The Company will acquire and continue to use Asbury Pointe’s distribution system through an interconnection with its current distribution system.  The Company’s water main has been completed and closing on this acquisition is expected to occur in the fourth quarter of 2008.

11.	Notes Receivable
In March 2007, the Company corrected a miscalculation of a note receivable with one of the water districts served.  While this recalculation was deemed immaterial to operations as a whole, it reduced notes receivable by $544, customer advances by $473 and net income by $71.  The income reduction was applicable to the years 2003-2006.

12.	Rate Matters
From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008, and sought an increase of $7.1 million, which would have represented a 19.6% increase in rates.  Effective October 9, 2008, the PPUC authorized an increase in rates designed to produce approximately $5,950,000 in additional annual revenues.

13.	Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157, as originally issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date, by one year, of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities with certain exceptions.  The Company adopted this standard for financial assets and liabilities in January 2008 and determined that it did not have an impact on its financial position or results of operations, but required additional disclosures with regard to its interest rate swap.  See Note 7 for additional disclosures.  The Company will review non-financial assets and liabilities for applicability and adopt this standard for those instruments, if applicable, in January 2009.  In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

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

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

14.	Subsequent Event
On October 15, 2008, the PEDFA issued $15,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series B of 2008 (The York Water Company Project) (the “Series B Bonds”) for our benefit pursuant to the terms of a trust indenture, dated as of October 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series B Bonds to us pursuant to a loan agreement, dated as of October 1, 2008, between the Company and the PEDFA.  The loan agreement provides for a $15,000 loan bearing interest at a rate of 6.00% with a maturity date of November 1, 2038.  Amounts outstanding under the loan agreement are the Company’s direct general obligations.  The loan agreement contains various covenants and restrictions.  The Company believes it is currently in compliance with all of these restrictions.  The proceeds of the loan, net of issuance costs, are being used to pay down a portion of the Company’s short-term borrowings incurred for capital improvements, replacements and equipment for the Company’s water system.   The Series B Bonds are subject to redemption at the direction of the Company, in whole or in part at any time on or after November 1, 2013.  In addition, other special redemption requirements may apply as defined in the loan agreement.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for 2007 and the current Form 10-Q.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any of the aforementioned procedures.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 89.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of September 30, 2008, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 171,000 as of December 31, 2007.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  The Company has minimum customer charges in place which are intended to cover fixed costs of operations under all likely weather conditions; however, increased rainfall and a sluggish economy have combined to reduce per capita consumption by commercial, industrial and residential customers by approximately 4.2% as of September 30, 2008 compared to September 30, 2007.

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

Results of Operations

Three Months Ended September 30, 2008 Compared
With Three Months Ended September 30, 2007

Net income for the third quarter of 2008 was $1,740, a decrease of $17, or 1.0%, from net income of $1,757 for the same period of 2007.  The primary contributing factor to the decrease in net income was higher long-term interest expense due to a loss on the Company’s interest rate swap (see Item 3) and increased borrowings under the committed line of credit.  The increased expenses were partially offset by higher water revenues.

Water operating revenues for the three months ended September 30, 2008 increased $286, or 3.5%, from $8,280 for the three months ended September 30, 2007 to $8,566 for the corresponding 2008 period.  The primary reasons for the increase in revenues were growth in the customer base and an increased distribution surcharge.  The average number of customers served in the third quarter of 2008 increased as compared to the same period in 2007 by 724 customers, from 58,697 to 59,421 customers due to growth in the Company’s service territory.  The distribution surcharge was 2.18% during the third quarter of 2008 compared to 0.48% during the same period of 2007.  The total per capita volume of water sold in the third quarter of 2008 decreased compared to the corresponding 2007 period by approximately 3.1%.  Reduced consumption is attributed to a sluggish economy and increased rainfall.

Operating expenses for the third quarter of 2008 increased $175, or 4.0%, from $4,366 for the third quarter of 2007 to $4,541 for the corresponding 2008 period.  Higher depreciation expense of approximately $60 due to increased plant investment, higher power costs of approximately $43, increased realty taxes of approximately $39 and higher banking fees of approximately $32 were the principal reasons for the increase.  Higher health insurance costs, transportation expenses, directors’ fees, reduced capitalized overhead and other operating expenses aggregating approximately $108 also added to the increase.  The increase in expenses was partially offset by reduced chemical costs, lower software support expenses and reduced salary and wage expense aggregating approximately $107.

Interest expense on long-term debt for the third quarter of 2008 increased $379, or 38.6%, from $983 for the third quarter of 2007 to $1,362 for the corresponding 2008 period.  The primary reason for the increase was a loss on the interest rate swap of approximately $270 (before taxes).  Increased borrowings under the Company’s committed line of credit to fund operations and construction and higher variable interest rates increased expenses by approximately $109.

Interest expense on short-term debt for the third quarter of 2008 was $13 lower than the same period in 2007 due to a reduction in rates.  The average short-term debt outstanding was $7,815 for the third quarter of 2008 and $4,548 for the third quarter of 2007.  The average interest rate on short-term debt was 3.17% for the quarter ended September 30, 2008 compared to 6.13% for the quarter ended September 30, 2007.

Allowance for funds used during construction increased $98, from $59 in the third quarter of 2007 to $157 in the 2008 period, due to an increased volume of construction expenditures.  Eligible 2008 construction expenditures include large investments in a water treatment replacement and expansion project and a main extension for the West Manheim acquisition.

Other expenses, net for the third quarter of 2008 increased by $16 as compared to the same period of 2007.  The increase was primarily due to demolition costs on one of the Company’s non-operating properties.  Increased supplemental retirement expenses, higher amortization of debt expense due to a new debt issue (see discussion in the Liquidity section) and other expenses aggregating approximately $17 also added to the increase.  The increased expenses were partially offset by decreased charitable contributions of approximately $17.

Federal and state income taxes for the third quarter of 2008 decreased by $156, or 13.9%, compared to the same period of 2007 primarily due to a decrease in taxable income.  The Company’s effective tax rate was 35.8% in the third quarter of 2008 and 39.0% in the third quarter of 2007.   Third quarter 2007 included additional 2006 tax expense to adjust to the filed tax return.

Nine Months Ended September 30, 2008 Compared
With Nine Months Ended September 30, 2007

Net income for the first nine months of 2008 was $4,466, a decrease of $278, or 5.9%, from net income of $4,744 for the same period of 2007.  The primary contributing factors to the decrease in net income were higher interest expense and increased operating expenses.  The increased expenses were partially offset by higher water revenues.

Water operating revenues for the nine months ended September 30, 2008 increased $307, or 1.3%, from $23,627 for the nine months ended September 30, 2007 to $23,934 for the corresponding 2008 period.  The primary reasons for the increase in revenues were customer growth and an increased distribution surcharge.  The average number of customers served in the first nine months of 2008 increased as compared to the same period in 2007 by 847 customers, from 58,375 to 59,222 customers due to growth in the Company’s service territory.  The distribution surcharge averaged 1.95% during the first three quarters of 2008 compared to 0.22% during the same period of 2007.  Throughout the first nine months of 2008, the Company experienced a 4.2% decline in per capita consumption, of which the largest decline occurred in the commercial and industrial categories, closely followed by residential customers.  The reduction is attributed in part to a sluggish economy and increased rainfall.

Operating expenses for the first nine months of 2008 increased $602, or 4.7%, from $12,918 for the first nine months of 2007 to $13,520 for the corresponding 2008 period.  Higher depreciation expense of approximately $305 due to increased plant investment, higher salaries of approximately $127 due to wage increases and additional employees, increased health insurance costs of approximately $113, higher realty taxes of approximately $85, increased transportation costs of approximately $72 and higher banking fees of approximately $72 were the principal reasons for the increase.  Higher power costs, director and legal fees and meter repair expenses aggregating approximately $179 also added to the increase.  The increase in expenses was partially offset by lower software support expenses of approximately $216, reduced travel and seminar expenses of approximately $46, lower shareholder costs of approximately $45 and reduced chemical expenses of approximately $44.

Interest expense on long-term debt for the first nine months of 2008 increased $671, or 23.0%, from $2,913 for the first three quarters of 2007 to $3,584 for the corresponding 2008 period.  The primary reasons for the increase were increased borrowings under the Company’s committed line of credit to fund operations and construction, a loss on the interest rate swap (see Item 3) and higher variable interest rates.

Interest expense on short-term debt for the first nine months of 2008 was $21 higher than the same period in 2007 due to an increase in short-term borrowings partially offset by a reduction in rates.  The average short-term debt outstanding was $5,818 for the first three quarters of 2008 and $2,679 for the first three quarters of 2007.  The average interest rate on short-term debt was 3.65% during the nine months ended September 30, 2008 compared to 6.07% during the nine months ended September 30, 2007.

Allowance for funds used during construction increased $351, from $130 in the nine months of 2007 to $481 in the 2008 period, due to an increased volume of construction expenditures.  Eligible 2008 construction expenditures include an investment in a large water treatment replacement and expansion project.

Other expenses, net for the nine months of 2008 decreased by $11 as compared to the same period of 2007.  The decrease was primarily due to higher interest income in the first three quarters of 2008 of approximately $53 on water district notes receivable.  Interest income on water district notes receivable in the first nine months of 2007 included a negative adjustment (expense) due to the recalculation of a note.  Decreased charitable contributions of approximately $22 also reduced other expenses.  The reduced expenses were partially offset by higher supplemental retirement expenses of approximately $47 and other expenses aggregating approximately $17.

Federal and state income taxes for the first nine months of 2008 decreased by $347, or 12.4%, compared to the same period of 2007 primarily due to a decrease in taxable income.  The Company’s effective tax rate was 35.4% in the first three quarters of 2008 and 37.0% in the three quarters of 2007.

Rate Matters

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008, and sought an increase of $7.1 million, which would have represented a 19.6% increase in rates.  Effective October 9, 2008, the PPUC authorized an increase in rates designed to produce approximately $5,950,000 in additional annual revenues.

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

The Company has entered into an agreement to purchase the water facilities of the Asbury Pointe Water Company in York County, Pennsylvania.  This acquisition is expected to result in the addition of 250 customers and will cost approximately $242.  The agreement was approved by the PPUC on September 12, 2008.  The Company will acquire and continue to use Asbury Pointe’s distribution system through an interconnection with its current distribution system.  The Company’s water main has been completed and closing on this acquisition is expected to occur in the fourth quarter of 2008.

Liquidity and Capital Resources

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by us.  We have currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  As of October 30, 2008, the interest rate under the loan agreement was 1.98%.

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

In June 2008, the Company modified its Dividend Reinvestment Plan to include direct stock purchase and sale options.  These options are subject to certain restrictions and are available to both current shareholders and the general public.  Purchases are made weekly at 100% of the stock’s fair market value, as defined in the Prospectus contained in Amendment No. 1 to Securities and Exchange Commission Form S-3, filed by the Company on June 26, 2008.  Since inception of the modification, $225 in equity proceeds have been realized.

As of September 30, 2008, current liabilities exceeded current assets by $13,897.  At December 31, 2007, current liabilities exceeded current assets by $14,548.  The change was primarily due to a decrease in current maturities of long-term debt, due to the redemption of our $12,000 variable rate PEDFA Series B Bonds described below, the reclassification of our $2,700 Revenue Refunding Bonds to short-term and an increase in short-term borrowings.  The 3.6% Industrial Development Authority Revenue Refunding Bonds, Series 1994, have a mandatory tender date of May 15, 2009.  The Company plans to meet its $2,700 obligation using funds available under its lines of credit.  The Company maintains two lines of credit aggregating $28,000.  Loans granted under these lines of credit bear interest at LIBOR plus 0.70% to 0.75%.  Both lines of credit are unsecured.  One line, amounting to $11,000 is payable upon demand, whereas the other is a committed line with a revolving 2-year maturity.  The Company had $22,435 outstanding borrowings under its lines of credit as of September 30, 2008 and $11,210 outstanding borrowings as of December 31, 2007. The borrowings were incurred primarily for acquisitions and construction expenditures.  $12,935 of the outstanding borrowings were under the committed line of credit and classified as long term, and $9,500 of the borrowings were under the short-term line.  The weighted average interest rate on line of credit borrowings at September 30, 2008 was 3.18%.  The Company is not required to maintain compensating balances on its lines of credit.

During the first nine months of 2008, the Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and employee stock purchase plan, or ESPP, customer advances and the distribution surcharge allowed by the PPUC.  The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The Company incurred $17,576 of construction expenditures for routine items as well as a new emergency diesel generator for the main pumping station, main replacements, distribution center renovations, standpipe and main extension expenditures for West Manheim and a water treatment replacement and expansion project.  The Company anticipates construction expenditures for the remainder of 2008 of approximately $6,064.  In addition to routine transmission and distribution projects, a portion of the anticipated 2008 expenditures will be for additional booster stations, the West Manheim acquisition and main extension and various replacements of aging infrastructure.  Internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, customer advances and a long-term debt issue (completed in October) will be used to satisfy the need for additional cash.

On October 15, 2008, the PEDFA issued $15,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series B of 2008 (The York Water Company Project) (the “Series B Bonds”) for our benefit pursuant to the terms of a trust indenture, dated as of October 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series B Bonds to us pursuant to a loan agreement, dated as of October 1, 2008, between the Company and the PEDFA.  The loan agreement provides for a $15,000 loan bearing interest at a rate of 6.00% with a maturity date of November 1, 2038.  Amounts outstanding under the loan agreement are the Company’s direct general obligations.  The loan agreement contains various covenants and restrictions.  The Company believes it is currently in compliance with all of these restrictions.  The proceeds of the loan, net of issuance costs, are being used to pay down a portion of the Company’s short-term borrowings incurred for capital improvements, replacements and equipment for the Company’s water system.   The Series B Bonds are subject to redemption at the direction of the Company, in whole or in part at any time on or after November 1, 2013.  In addition, other special redemption requirements may apply as defined in the loan agreement.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended September 30, 2008.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  The Company maintains unsecured lines of credit aggregating $28,000 with two banks, under which there were borrowings of $22,435 outstanding as of September 30, 2008.  Loans granted under these lines bear interest based on LIBOR plus 0.70 to 0.75 percent.  One line, amounting to $11,000 is payable upon demand, whereas the other is a committed line with a revolving 2-year maturity.  The weighted average interest rate on outstanding borrowings under these lines at September 30, 2008 was 3.18%.  A 25-basis point increase in LIBOR would cause additional interest expense of approximately $56 on an annual basis.  Other than lines of credit, the Company has long-term fixed rate debt obligations and a variable-rate long-term debt obligation, the PEDFA Series A issue of 2008.

In May 2008, the PEDFA issued $12.0 million aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (York Water Company Project) (the “Series A Bonds”).  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate on the loan as of October 30, 2008 was 1.98%.  In connection with the loan agreement, the Company continued its interest rate swap agreement which typically results in the Company’s floating rate obligation becoming substantially a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.   This was not the case during the third quarter of 2008.

During the third quarter of 2008, interest rates generally declined, however the Company’s interest rate on variable rate debt rose sharply relative to the benchmark rate (1-month LIBOR), rendering a degree of ineffectiveness that limited the application of hedge accounting for the quarter ended September 30, 2008.  As a consequence, recognition of this unrealized loss in Accumulated Other Comprehensive Income (AOCI) was limited for the quarter ended September 30, 2008.  This unrealized loss, amounting to $224, was thus recognized in earnings in the third quarter.  The continuing volatility of the economy and the current absence of historical relationships between interest rates could cause additional losses or gains to be recorded through earnings in subsequent quarters.

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

Part II – OTHER INFORMATION

Item 1A.	Risk Factors.

Interest Rates

The Company is subject to interest rate risk in conjunction with its $12,000,000 variable interest rate debt issue.  This exposure, however, has been hedged with an interest rate swap.  This hedge will protect the Company from the risk of changes in the benchmark interest rates, but does not protect the Company’s exposure to the changes in the difference between its own variable funding rate and the benchmark rate.  A breakdown of the historical relationships between the Company’s cost of funds and the benchmark rate underlying the interest rate swap may preclude the application of cash flow hedge accounting and thereby foster an income consequence not representative of the Company’s hedging orientation.

Item 6.	Exhibits
The following Part 1 exhibits are attached to this report:
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan (Incorporated by reference to Post-Effective Amendment No. 1 to Form S-3 filed with the SEC on June 26, 2008) (File No. 333-59072).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: November 7, 2008	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: November 7, 2008	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer