Form 10-K
period 2008-12-31
YORK WATER CO
filed 2009-03-11
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to____________

Commission file number 0-690

THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ YES	☒NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES	☒NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES	☐NO
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2008 was $164,638,626.

As of March 9, 2009 there were 11,373,415 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2008 Annual Report to Shareholders are incorporated by reference into Parts I and II.
Portions of the Proxy Statement for the Company's 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of water per day.  As of December 31, 2008, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.3 million gallons.  The Company's service territory had an estimated population of 176,000 as of December 31, 2008.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  The Company has minimum customer charges in place which are intended to cover fixed costs of operations under all likely weather conditions.  The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers.

During the five year period ended December 31, 2008, the Company maintained an increasing growth in number of customers and distribution facilities. The Company presently has 110 full time employees.

The following table sets forth certain of our summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues
Residential	$20,572	$19,722	$17,972	$16,737	$13,789
Commercial and industrial	9,671	9,290	8,497	8,009	6,893
Other	2,595	2,421	2,189	2,059	1,822
Total	$32,838	$31,433	$28,658	$26,805	$22,504
Average daily consumption (gallons per day)	18,298,000	19,058,000	18,769,000	18,657,000	18,116,000
Miles of mains at year-end	884	845	817	786	752
Additional distribution mains installed/acquired (ft.)	206,140	147,803	159,330	212,702	114,658
Number of customers at year-end	61,527	58,890	57,578	55,731	53,134
Population served at year-end	176,000	171,000	166,000	161,000	158,000

Please refer to the “Highlights of Our 193rd Year” section of our 2008 Annual Report to Shareholders filed herewith as Exhibit 13 for summary financial information for the last five years.

For further information, please see the Shareholder Information section of our 2008 Annual Report to Shareholders filed herewith as Exhibit 13.

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

The failure of, or the requirement to repair, upgrade or dismantle, either of our dams may adversely affect our financial condition and results of operations.

Our water system includes two impounding dams. While the Company maintains robust dam maintenance and inspection programs, a failure of the dams could result in injuries and damage to residential and/or commercial property downstream for which we may be responsible, in whole or in part.  The failure of a dam could also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations.  We carry liability insurance on our dams, however, our limits may not be sufficient to cover all losses or liabilities incurred due to the failure of one of our dams.  The estimated costs to maintain and upgrade our dams is included in our capital budget.  Although such costs have previously been recoverable in rates, there is no guarantee that these costs will continue to be recoverable and in what magnitude they will be recoverable.

We are subject to market and interest rate risk on our $12,000,000 variable rate PEDFA Series A bond issue.

We are subject to interest rate risk in conjunction with our $12,000,000 variable interest rate debt issue.  This exposure, however, has been hedged with an interest rate swap.  This hedge will protect the Company from the risk of changes in the benchmark interest rates, but does not protect the Company’s exposure to the changes in the difference between its own variable funding rate and the benchmark rate.  A breakdown of the historical relationships between the Company’s cost of funds and the benchmark rate underlying the interest rate swap could result in higher interest rates adversely affecting our financial results.

The holders of the $12,000,000 variable rate PEDFA Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the Indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”) dated as of May 1, 2008.  This agreement provides for a three-year direct pay letter of credit issued by the bank to the trustee for the Series A Bonds.  The bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  If the bank is unable to meet its obligations, the Company would be required to buy any bonds which had been tendered.

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

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons of water per day.  As of December 31, 2008, the Company's present average daily availability was 35.0 million gallons, and daily consumption was approximately 18.3 million gallons.

Pumping Stations

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about 1,500 feet upstream from its confluence with the west branch of the Codorus Creek and about four miles downstream from the Company's lower impounding dam.  The pumping station presently houses pumping equipment consisting of three electrically driven centrifugal pumps and two diesel-engine driven centrifugal pumps with a combined pumping capacity of 68.0 million gallons per day.  The pumping capacity is more than double peak requirements and is designed to provide an ample safety margin in the event of pump or power failure.  A large diesel backup generator is installed to provide power to the pumps in the event of an emergency. The raw water is pumped approximately two miles to the filtration plant through pipes owned by the Company.

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River several miles south of Wrightsville, PA.  The pumping station is equipped with three Floway Vertical Turbine pumps rated at 6 million gallons per day each.  The pumps are driven by three Caterpillar 3512 Diesel Engines rated at 1175 H.P. each.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30” and 36” ductile iron main to the Company’s upper impounding dam, located at Lake Redman.

Water Treatment

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York.  Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2008 of approximately 18.3 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant and in 2007, began upgrading the facility to increase capacity for future growth.  The project is expected to continue over the next several years.

The Company’s new sediment recycling facility was completed and brought on line in September 2008 at its Spring Garden Township location.  This state of the art facility employs cutting edge technology to remove fine, suspended solids from untreated water.  The Company estimates that through this energy efficient, environmentally friendly process, approximately 600 tons of sediment will be removed annually, thereby, improving the quality of the Codorus Creek watershed.

Transmission and Distribution

The distribution system of the Company has approximately 884 miles of main water lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 26 booster stations and 29 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  The construction of the new booster station in the northwest area of York, which commenced in 2008, is scheduled to be completed and interconnected to a new northwest reinforcing main during the second quarter of 2009.  The Company also plans to construct an additional standpipe in Thomasville, Jackson Township during 2009.

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

The information set forth under the caption "Market for Common Stock and Dividends" and “Dividend Policy” of the 2008 Annual Report to Shareholders is incorporated herein by reference.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 52,000 authorized shares remain unissued as of December 31, 2008.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2008.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2003 through 2008, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S & P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, Aqua America, Artesian Resources, California Water Service, Connecticut Water Service, Middlesex Water, Pennichuck Corporation, San Jose Water and Southwest Water.

	2003	2004	2005	2006	2007	2008
The York Water Company	100.00	109.99	150.67	160.27	142.90	115.53
S & P 500 Index	100.00	108.99	112.26	127.55	132.06	81.23
Peer Group*	100.00	115.61	150.75	150.63	145.01	140.29

* SJW, ARTNA, CTWS, MSEX, PNNW, SWWC, AWR, CWT, WTR
Source: FactSet Research Systems Inc.

Item 6.	Selected Financial Data.

The information set forth under the caption "Highlights of Our 193rd Year" of the 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2008 Annual Report to Shareholders is incorporated herein by reference.

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

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement discussed in Note 4 to the financial statements, does not use derivative financial instruments for trading purposes, has no lease obligations or guarantees and does not have material transactions involving related parties.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  As of February 2009, the Company has lines of credit with maximum availability of $28,000 with two banks. One such line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of 4.00% , or LIBOR plus 0.70%, whichever is greater, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2010) which currently carries an interest rate of LIBOR plus 0.70%. The Company had $9,098 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of December 31, 2008.  Both portions of this line of credit are unsecured.  The second line of credit, in the amount of $11,000, is a committed line of credit which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500.  The Company had $6,000 in outstanding borrowings under this line of credit as of December 31, 2008.  The weighted average interest rate on line of credit borrowings as of December 31, 2008 was 2.32%.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 4 to the Financial Statements included in the 2008 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and a variable rate PEDFA loan agreement described below.

In May 2008, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A.  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 4 to the financial statements of our 2008 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, including long-term debt obligations and the interest rate swap.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For the interest rate swap, the table presents the undiscounted net payments and weighted average interest rates by expected maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

(In thousands of dollars)	Expected Maturity Date
Liabilities	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$2,741	$4,341	$41	$42	$42	$58,048	$65,255	$68,000
Average interest rate	3.56%	3.72%	1.00%	1.00%	1.00%	7.10%	6.71%

Variable Rate	-	$21,098	-	-	-	-	$21,098	$21,000
Average interest rate	2.19%	2.19%	-	-	-	-	2.19%

(In thousands of dollars)	Expected Maturity Date
Interest Rate Derivatives	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Interest Rate Swap – Notional Value $12,000								$2,037
Variable to Fixed *	$313	$224	$198	$260	$184	$2,605	$3,784
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.93%	2.16%	2.52%	1.69%	2.71%	2.99%	2.75%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan due in 2010, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of February 28, 2009, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  Interest on the $12,000 variable rate loan is included at an assumed interest rate of 2.22%, which represents the average rate paid to bondholders for the PEDFA Series A issue in 2008.  The variable rate portion of the liabilities section also includes $9,098 in 2010 of outstanding borrowings under the Company’s committed line of credit.  This line of credit is reviewed annually and could be extended for another year.  The interest rate is variable but is included in the table at its December 31, 2008 rate of 2.14 percent.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements set forth in the printed 2008 Annual Report to Shareholders are incorporated herein by reference:

Management’s Report on Internal Controls Over Financial Reporting	Page 18
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	Page 19
Report of Independent Registered Public Accounting Firm	Page 20
Balance Sheets as of December 31, 2008 and 2007	Page 21
Statements of Income for Years Ended December 31, 2008, 2007 and 2006	Page 22
Statements of Common Stockholders’ Equity and Comprehensive Income
for Years Ended December 31, 2008, 2007 and 2006	Page 23
Statements of Cash Flows for Years Ended December 31, 2008, 2007 and 2006	Page 24
Notes to Financial Statements	Page 25

Except for the above financial data and the information specified under Items 1, 5, 6, 7, and 7A of this report, the 2008 Annual Report to Shareholders is not deemed to be filed as part of this report.

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

(b)	Attestation Report of the Independent Registered Public Accounting Firm

The Company’s internal controls over financial reporting as of December 31, 2008 have been audited by Beard Miller Company LLP, the independent registered public accounting firm who also audited the Company’s financial statements.  Beard Miller’s attestation report on the Company’s internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

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

Directors and Executive Officers

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

Other Directorships

The information set forth under the caption “General Information about Other Boards of Directors” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Conduct applicable to all Directors, officers and employees.  There were no waivers of the code made for any Director, officer or employee during 2008.  A copy of the Code of Conduct was filed with the Securities and Exchange Commission as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Code of Conduct is also available, free of charge, on the Company’s website at www.yorkwater.com.  The Company intends to disclose amendments to, or Director, officer and employee waivers from, the Code of Conduct, if any, on its website, or by Form 8-K to the extent required.

Audit Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2009Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

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

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption “Compensation Committee Report” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 52,000 authorized shares remain unissued as of December 31, 2008.

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Michael W. Gang, an independent director of the Company, is a partner in the law firm of Post & Schell PC.  The Company retained this firm for various matters in the ordinary course of business during 2008 and expects to do so again during 2009.  The Company paid approximately $212,000 to this law firm in 2008.  The Company plans to consult with Jeffrey S. Osman, Retired President and Chief Executive Officer and who currently is a Director, regarding regulatory and other matters in 2009.  The value of these services is expected to be less than $50,000.

The information set forth under the captions “Election of Directors” and “Disclosure of Related Party Transactions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference

Item 14.	Principal Accountant Fees and Services.

The information set forth under the caption, "Shareholder Approval of Appointment of Independent Registered Public Accounting Firm" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2009 Annual Meeting of Shareholders to be held May 4, 2009 is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form 10-K.

(a)(2)	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	17
	for the years ended December 31, 2008, 2007 and 2006

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 16.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3)	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 19 through 22.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The York Water Company

The audits referred to in our report dated March 11, 2009 relating to the financial statements of The York Water Company, incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended December 31, 2008 also included the audit of the financial statement schedule listed in Item 15(a)(2).  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Beard Miller Company LLP
Beard Miller Company LLP
York, Pennsylvania
March 11, 2009

THE YORK WATER COMPANY

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2008

		Additions
Description	Balance at Beginning Of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance At End Of Year
FOR THE YEAR ENDED DECEMBER 31, 2008 Reserve for uncollectible accounts	$193,000	$176,534	$38,224	$212,758	$195,000

FOR THE YEAR ENDED DECEMBER 31, 2007 Reserve for uncollectible accounts	$173,000	$153,855	$20,831	$154,686	$193,000

FOR THE YEAR ENDED DECEMBER 31, 2006 Reserve for uncollectible accounts	$135,000	$209,914	$15,253	$187,167	$173,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 9, 2009	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 9, 2009	Dated: March 9, 2009

Directors:	Date:

By: /s/Thomas C. Norris	March 9, 2009
Thomas C. Norris

By: /s/Cynthia A. Dotzel	March 9, 2009
Cynthia A. Dotzel

By: /s/John L. Finlayson	March 9, 2009
John L. Finlayson

By: /s/Michael W. Gang	March 9, 2009
Michael W. Gang

By: /s/Jeffrey R. Hines	March 9, 2009
Jeffrey R. Hines

By: /s/George W. Hodges	March 9, 2009
George W. Hodges

By: /s/George Hay Kain, III	March 9, 2009
George Hay Kain, III

By: /s/William T. Morris	March 9, 2009
William T. Morris

By: /s/Jeffrey S. Osman	March 9, 2009
Jeffrey S. Osman

By: /s/Ernest J. Waters	March 9, 2009
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated August 30, 2006.
3.1	By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 24, 2007.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan
Incorporated herein by reference.  Filed previously with the Securities and Exchange Commission as the Prospectus included in Post-Effective Amendment No. 1 to Form S-3 dated June 26, 2008 (File No. 333-59072).

4.2	Shareholder Rights Agreement	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to Form 8-K dated January 26, 2009.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Articles of Agreement Between The York Water Company and Windsor Township relative to Extension of Water Mains dated February 9, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 1989 Form 10-K.
10.3	Articles of Agreement Between The York Water Company and York Township relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.5	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.6	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.7	Fourth Supplemental Acquisition, Financing and Sale Agreement relative to the $2,700,000 4.75% Water Facilities Revenue Refunding Bonds dated February 1, 1994	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.8 to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1994.
10.8	Fifth Supplemental Acquisition, Financing and Sale Agreement relative to the $4,300,000 5% Water Facilities Revenue Refunding Bonds dated October 1, 1995	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.9 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1995.
10.9	Loan Agreement between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.10
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of April 1, 2004 relative to the $2,350,000 4.05% and $4,950,000 5% Exempt Facilities Revenue Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s June 30, 2004 Form 10-Q.
10.11	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 relative to the $10,500,000 4.75% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s November 2, 2006 Form 8-K.
10.12	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s November 2, 2006 Form 8-K.
10.13
Variable Rate Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of May 1, 2008 relative to the $12,000,000 Exempt Facilities Revenue Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s May 12, 2008 Form 8-K.
10.14	Trust Indenture dated as of May 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s May 12, 2008 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.15	Reimbursement, Credit and Security Agreement, dated as of May 1, 2008 between The York Water Company and PNC Bank, National Association	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s May 12, 2008 Form 8-K.
10.16	Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of October 1, 2008 relative to the $15,000,000 6.0% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 15, 2008 Form 8-K.
10.17	Trust Indenture dated as of October 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 15, 2008 Form 8-K.
10.18	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 24, 2005 Form 8-K.
10.19
Form of Amended and Restated Change in Control Agreement made as of November 5, 2008 between The York Water Company and each of the individuals listed on Schedule 10.19 thereto, which plans are identical in all material respects except as indicated in Schedule 10.19

Filed herewith.
10.20
Form of Amended and Restated Supplemental Retirement Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on Schedule 10.20 thereto, which plans are identical in all material respects except as indicated in Schedule 10.20

Filed herewith.
10.21
Form of Amended and Restated Deferred Compensation Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on Schedule 10.21 thereto, which plans are identical in all material respects except as indicated in Schedule 10.21

Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
13	2008 Annual Report to Shareholders	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
23	Consent of Beard Miller Company LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.