Form 10-Q
period 2009-03-31
YORK WATER CO
filed 2009-05-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ YES	☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	11,410,578 Shares outstanding as of May 8, 2009

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Mar. 31, 2009	Dec. 31, 2008

ASSETS
UTILITY PLANT, at original cost	$254,340	$246,613
Plant acquisition adjustments	(2,770)	(1,364)
Accumulated depreciation	(35,986)	(34,429)
Net utility plant	215,584	210,820

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $165 in 2009
and $162 in 2008	558	562

CURRENT ASSETS:
Receivables, less reserves of $228 in 2009 and $195 in 2008	3,307	3,243
Unbilled revenues	2,328	2,687
Recoverable income taxes	216	131
Materials and supplies inventories, at cost	750	741
Prepaid expenses	587	412
Deferred income taxes	156	133
Total current assets	7,344	7,347

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,981	2,013
Notes receivable	524	536
Deferred regulatory assets	15,713	15,972
Restricted cash-compensating balance	500	-
Other	3,208	3,192
Total long-term assets	21,926	21,713

Total Assets	$245,412	$240,442

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	As of	As of
	Mar. 31, 2009	Dec. 31, 2008

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$58,325	$57,875
issued and outstanding 11,407,184 shares in 2009
and 11,367,248 shares in 2008
Retained earnings	11,955	11,891
Total common stockholders' equity	70,280	69,766

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	91,803	83,612

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	-	6,000
Current portion of long-term debt	2,741	2,741
Accounts payable	2,379	2,011
Dividends payable	1,193	1,192
Accrued taxes	89	75
Accrued interest	1,299	1,080
Other accrued expenses	1,499	1,097
Total current liabilities	9,200	14,196

DEFERRED CREDITS:
Customers' advances for construction	17,942	18,258
Deferred income taxes	20,425	19,549
Deferred employee benefits	9,783	9,758
Other deferred credits	2,547	2,789
Total deferred credits	50,697	50,354

Contributions in aid of construction	23,432	22,514

Total Stockholders' Equity and Liabilities	$245,412	$240,442

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	(Unaudited)
	Three Months
	Ended March 31
	2009	2008

WATER OPERATING REVENUES:
Residential	$5,533	$4,736
Commercial and industrial	2,522	2,149
Other	719	621
	8,774	7,506

OPERATING EXPENSES:
Operation and maintenance	1,797	1,625
Administrative and general	1,851	1,762
Depreciation and amortization	1,069	886
Taxes other than income taxes	86	241
	4,803	4,514

Operating income	3,971	2,992

OTHER INCOME (EXPENSES):
Interest on debt	(1,271)	(1,166)
Allowance for funds used during construction	98	172
Other income (expenses), net	(341)	(143)
	(1,514)	(1,137)

Income before income taxes	2,457	1,855

Federal and state income taxes	960	649

Net income	$1,497	$1,206

Basic Earnings Per Share	$0.13	$0.11

Cash Dividends Declared Per Share	$0.126	$0.121

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2009 and 2008
(Unaudited)

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2008	$57,875	$11,891	$-	$69,766
Net income	-	1,497	-	1,497
Dividends ($.126 per share)	-	(1,433)	-	(1,433)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	450	-	-	450
Balance, March 31, 2009	$58,325	$11,955	$-	$70,280

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2007	$56,566	$10,986	$(280)	$67,272
Net income	-	1,206	-	1,206
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(231)	(231)
Comprehensive income				975
Dividends ($.121 per share)	-	(1,363)	-	(1,363)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans	249	-	-	249
Balance, March 31, 2008	$56,815	$10,829	$(511)	$67,133

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,497	$1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,069	886
Increase in deferred income taxes	779	317
Other	9	(46)
Changes in assets and liabilities:
Decrease in accounts receivable, unbilled revenues and recoverable income taxes	161	432
Increase in materials and supplies and prepaid expenses	(184)	(58)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	831	646
Increase in accrued interest and taxes	233	51
(Increase) decrease in regulatory and other assets	9	(114)
Net cash provided by operating activities	4,404	3,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $55 in 2008 and $96 in 2008	(2,399)	(4,580)
Acquisitions of water systems	(2,165)	-
Increase in compensating balance	(500)	-
Decrease in notes receivable	12	24
Net cash used in investing activities	(5,052)	(4,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	61	171
Repayments of customer advances	(358)	(318)
Proceeds of long-term debt issues	8,715	3,583
Repayments of long-term debt	(5,524)	(3,839)
Borrowings (repayments) under short-term line of credit agreements	(1,000)	2,000
Changes in cash overdraft position	(264)	746
Issuance of common stock	450	249
Dividends paid	(1,432)	(1,356)
Net cash provided by financing activities	648	1,236

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$966	$1,061
Income taxes	139	117

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,254 in 2009 and $1,055 in 2008 for the construction of utility plant.
Accounts payable and other deferred credits includes $76 in 2009 and $155 in 2008 for the acquisition of water systems.
Contributions in aid of construction includes $51 in 2008 of contributed land.
Short-term line of credit borrowings amounting to $5,000 were reclassified as long-term borrowings in 2009.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation
The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods. Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2008.

Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended March 31, 2009 and 2008 were based on weighted average shares outstanding of 11,374,131 and 11,266,318, respectively.

Since the Company has no common stock equivalents outstanding, there is no required calculation for diluted earnings per share.

3.	Reclassification
Certain 2008 amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no effect on the income statement, stockholders’ equity and comprehensive income statement or cash flow category reporting.

4.	Vacation Accrual
During the first quarter of 2009, the Company determined that it had understated the amount of accrued vacation recorded in its financial statements.  As a result, the Company recorded additional salaries and wages expense of $257 under Statement of Financial Accounting Standards (SFAS) No. 43, “Accounting for Compensated Absences.”  The additional accrual, amounting to $152 after taxes, represents an error correction from prior periods.   The correction was deemed to be immaterial to prior period financials and immaterial to both the trend in net income and projected annual net income for 2009.

5.	Capital Commitments
In connection with the West Manheim Township acquisition, the Company settled its remaining capital commitment of $2,075, which represented the purchase price, during settlement in January 2009.

As of March 31, 2009, the Company had committed a total of approximately $914 for a new standpipe in Thomasville, Jackson Township, Pennsylvania.  As of the end of the quarter, no payments had been made.

6.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended March 31
	2009	2008

Service Cost	$ 207	$ 154
Interest Cost	340	302
Expected return on plan assets	(235)	(298)
Amortization of loss	113	3
Amortization of prior service cost	4	4
Rate-regulated adjustment	(96)	35
Net periodic pension expense	$ 333	$ 200

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1,218 to its pension plans in 2009.  The Company now plans to contribute $1,332 to its pension plans in 2009.  As of March 31, 2009, no contributions had been made.  The Company expects to begin contributions during the second quarter of 2009.

7.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to manage interest rate risk associated with the Company’s $12,000 variable-rate debt issue.  The Company had designated the interest rate swap agreement as a cash flow hedge.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap agreement is classified as a financial derivative used for non-trading activities.  Under the interest rate swap, the Company pays the swap counterparty a fixed rate of 3.16% on the notional amount.  The counterparty pays the Company a variable rate based on a percentage of LIBOR (59%) on the notional amount. The Company’s net payment rate on the swap was 2.82% during the quarter ended March 31, 2009.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of March 31, 2009.  If a violation were triggered on March 31, 2009, the Company could be required to pay the counterparty approximately $2,472.

SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with SFAS No. 133, the interest rate swap is recorded on the balance sheet in other deferred credits at fair value (see Note 8).  Prior to October 1, 2008, the Company used hedge accounting to record its swap transactions.  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument was initially reported as a component of other comprehensive income and subsequently reclassified into earnings as interest expense in the same period or periods during which the hedged transaction affected earnings.  The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings.

Beginning October 1, 2008, the Company began using regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is now recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the first quarter of 2009, $111 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result for the quarter was a gain of $132.   The Company expects to reclassify $328 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap will expire on October 1, 2029.  Other than the interest rate swap, the Company has no other derivative instruments.

8.	Fair Value Measurements
SFAS No. 157, “Fair Value Measurements,” establishes a fair value hierarchy which indicates the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability.

The Company has recorded its interest rate swap liability at fair value in accordance with SFAS No. 157.  The liability is recorded under the caption “Other deferred credits” on the balance sheet.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,822	$1,822

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of March 31, 2009.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflected a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2009.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $650 as of March 31, 2009.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2008 is shown in the table below.

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,037	$2,037

9.	Long-Term Debt

	As of Mar. 31, 2009	As of Dec. 31, 2008
3.60% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$2,700	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	445	455
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A of 2008, due 2029	12,000	12,000
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series B, due 2038	15,000	15,000
Committed Lines of Credit, due 2010	17,299	9,098
Total long-term debt	94,544	86,353
Less current maturities	(2,741)	(2,741)
Long-term portion	$91,803	$83,612

The 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, have a mandatory tender date of May 15, 2009.  The Company plans to meet its $2,700 obligation using funds available under its lines of credit.

In January 2009, the Company’s $7,500 line of credit, which was payable on demand, was renegotiated to an $11,000 committed line of credit.  Borrowings outstanding under the on-demand line of credit were previously shown as short-term borrowings, and now that they are committed, they are shown as a component of long-term debt.  The interest rate on this newly committed facility is LIBOR plus 1.50%, and the agreement requires a compensating balance of $500.

10.	Acquisitions
On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  The Company began serving the customers of West Manheim Township in December 2008 through an interconnection with its current distribution system.  Closing on this acquisition took place in January 2009.  This acquisition resulted in the addition of 1,800 customers at a purchase price of approximately $2,075, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $1,440 and will amortize it over the remaining life of the underlying assets as required by the Pennsylvania Public Utility Commission (PPUC).

On November 24, 2008, the Company completed the acquisition of the water facilities of Asbury Pointe Water Company in York County, Pennsylvania.  The Company acquired and is using Asbury Pointe’s distribution system through an interconnection with its current distribution system.  This acquisition resulted in the addition of approximately 250 customers and the purchase price was approximately $242, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $207 as of December 31, 2008.  Additional construction expenditures during the first quarter of 2009 of approximately $22 resulted in a reduction of the negative acquisition adjustment to $185.  The Company will amortize the negative acquisition adjustment over the remaining life of the underlying assets as required by the PPUC.

11.	Rate Matters
From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008, and sought an increase of $7,086, which would have represented a 19.6% increase in rates.  Effective October 9, 2008, the PPUC authorized an increase in rates designed to produce approximately $5,950 in additional annual revenues.  The Company does not expect to file a base rate increase request in 2009.

12.	Compensating Balance Requirement
The Company is required to maintain a demand deposit account with an average monthly balance of $500 in order to retain one of its committed lines of credit.  The use of the funds in the account in excess of the $500 is not restricted in any way.

13.	Impact of Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations.”  The statement establishes principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is effective for annual periods beginning after December 15, 2008.  The Company adopted this statement January 1, 2009 and determined that it did not have a material impact on results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date, by one year, of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities with certain exceptions.  This portion of SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 and interim periods within those years.  The Company reviewed its nonfinancial assets and liabilities for applicability and determined that this statement did not have a material impact on its results of operations or financial position for the quarter ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This standard requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  The Company adopted this standard January 1, 2009 and has provided the required additional disclosures in Note 7 to the financial statements included herein.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (FSP FAS 157-4).” FASB Statement 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.”  The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for 2008.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of March 31, 2009, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 17.7 million gallons.  The Company's service territory had an estimated population of 176,000 as of December 31, 2008.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  The Company has minimum customer charges in place that are intended to cover fixed costs of operations under all likely weather conditions; however, reduced water consumption and a sluggish economy have combined to reduce per capita consumption by industrial and residential customers by approximately 2.7% during the first quarter of 2009 compared to the first quarter of 2008.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  Increases in revenues are generally dependent on the Company’s ability to obtain rate increases from regulatory authorities in a timely manner and in adequate amounts and to increase volumes of water sold through increased consumption and increases in the number of customers served.

Results of Operations

Three Months Ended March 31, 2009 Compared
With Three Months Ended March 31, 2008

Net income for the first quarter of 2009 was $1,497, an increase of $291, or 24.1%, from net income of $1,206 for the same period of 2008.  The primary contributing factor to the increase was higher water revenues which were partially offset by higher salary and wage expense, depreciation, pension cost and interest expense.

Water operating revenues for the three months ended March 31, 2009 increased $1,268, or 16.9%, from $7,506 for the three months ended March 31, 2008 to $8,774 for the corresponding 2009 period.  The primary reasons for the increase in revenues were a rate increase effective October 9, 2008 and growth in the customer base.  The average number of customers served in the first quarter of 2009 increased as compared to the same period in 2008 by 2,619 customers, from 59,006 to 61,625 customers.  Approximately 2,050 of the additional customers were due to the Asbury Pointe and West Manheim acquisitions.  The total per capita volume of water sold in the first quarter of 2009 decreased compared to the corresponding 2008 period by approximately 2.7%.  Reduced consumption is attributed to a sluggish economy and reduced water consumption by our customers.  While industrial and residential consumption remained lower than the same quarter last year, there was a slight increase in the usage of our commercial customers.  The Company expects revenues to continue at a higher rate than last year as a result of the new customers acquired at the end of 2008, and the full year’s impact of the rate increase granted in October 2008.  Drought warnings or restrictions as well as regulatory actions could impact results in future quarters.

Operating expenses for the first quarter of 2009 increased $289, or 6.4%, from $4,514 for the first quarter of 2008 to $4,803 for the corresponding 2009 period.  The increase was primarily due to higher salary and wage expense of $260 due mainly to the increased vacation accrual discussed in Note 4, higher depreciation of $183 due to increased plant investment, increased pension expense of $133 and increased power costs, rate case expense, banking fees and other costs aggregating approximately $42.  The increase was partially offset by reduced capital stock taxes of $162 due to the Educational Improvement Tax Credit (EITC) and a lower capital stock tax rate.  Lower distribution system operation and maintenance expenses of approximately $55, reduced health insurance costs of $48, lower software support costs of  $39 and increased capitalized overhead of $25 also added to the reduction of expenses.  Depreciation and pension expenses are expected to continue at a higher rate throughout 2009.

Interest expense on debt for the first quarter of 2009 increased $105, or 9.0%, from $1,166 for the first quarter of 2008 to $1,271 for the corresponding 2009 period.  The primary reason for the increase was an increase in the amount of long-term debt outstanding due to new debt issued on October 15, 2008 in the aggregate principal amount of $15,000 at an interest rate of 6%.  Interest on the Company’s committed lines of credit decreased by $95 due to lower interest rates.  The average interest rate on the lines of credit was 1.26% for the quarter ended March 31, 2009 compared to 4.43% for the quarter ended March 31, 2008.  The average debt outstanding was $16,899 for the first quarter of 2009 and $12,770 for the first quarter of 2008.  Lower interest on the $12,000 variable rate bonds also contributed approximately $25 to the decreased expenses.

Allowance for funds used during construction decreased $74, from $172 in the first quarter of 2008 to $98 in the 2009 period, due to a planned lower volume of eligible construction.  Eligible 2008 construction expenditures included an investment in a large water treatment replacement and expansion project.

Other expenses, net for the first quarter of 2009 increased by $198 as compared to the same period of 2008.  The increase was primarily due to higher charitable contributions of $141, which were eligible for the EITC mentioned above.  Increased supplemental retirement and other expenses aggregating approximately $57 also added to the increase.

Federal and state income taxes for the first quarter of 2009 increased by $311, or 47.9%, compared to the same period of 2008, primarily due to an increase in taxable income.  The Company’s effective tax rate was 39.1% in the first quarter of 2009 and 35.0% in the first quarter of 2008.  The increase in the effective tax rate was due to bonus depreciation initially being taxable for state tax purposes.

Rate Matters

From time to time the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008, and sought an increase of $7,086, which would have represented a 19.6% increase in rates.  Effective October 9, 2008, the PPUC authorized an increase in rates designed to produce approximately $5,950 in additional annual revenues.  The Company does not expect to file a base rate increase request in 2009.

Acquisitions

On May 16, 2007, the Company announced that it had entered into an agreement to acquire the water system of West Manheim Township in York County, Pennsylvania.  The Company began serving the customers of West Manheim Township in December 2008 through an interconnection with its current distribution system.  Closing on this acquisition took place in January 2009.  This acquisition resulted in the addition of 1,800 customers at a purchase price of approximately $2,075, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $1,440 and will amortize it over the remaining life of the underlying assets as required by the PPUC.

On November 24, 2008 the Company completed the acquisition of the water facilities of Asbury Pointe Water Company in York County, Pennsylvania.  The Company acquired and is using Asbury Pointe’s distribution system through an interconnection with its current distribution system.  This acquisition resulted in the addition of approximately 250 customers and the purchase price was approximately $242, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $207 as of December 31, 2008.  Additional construction expenditures during the first quarter of 2009 of approximately $22 resulted in a reduction of the negative acquisition adjustment to $185.  The Company will amortize the negative acquisition adjustment over the remaining life of the underlying assets as required by the PPUC.

Liquidity and Capital Resources

For the quarter ended March 31, 2009, the Company invested $2,399 in construction expenditures for routine items as well as various replacements of aging infrastructure.  In addition to construction projects, the Company invested approximately $2,165 for the acquisition of West Manheim and additional expenditures relating to the Asbury Pointe water system.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and employee stock purchase plan, or ESPP, and customer advances.

The Company anticipates construction expenditures for the remainder of 2009 of approximately $10,305.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for an additional standpipe and various replacements of aging infrastructure.  The Company intends to use internally-generated funds for at least half of the anticipated construction and fund the remainder through line of credit borrowings, customer advances and contributions, proceeds from stock issuances through internal plans, subscriptions or public offerings and the Distribution System Improvement Charge (DSIC).  The condition of the stock market and the availability of credit will play a major role in how funds will be raised for the remainder of the year.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first quarter of 2009, we generated $4,404 internally as compared to $3,320 in the first quarter of 2008.  A successful rate increase request, the addition of approximately 2,600 customers and increased depreciation and deferred income taxes, which are non-cash expenses, helped to increase cash flow from operating activities.  In addition to internally-generated funds, we used our bank lines of credit to help fund operations and construction.

Credit Lines
As of March 31, 2009, the Company maintained unsecured lines of credit aggregating $28,000 with two banks.  One line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of 4.00% or LIBOR plus 0.70%, whichever is greater, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2010), which currently carries an interest rate of LIBOR plus 0.70%.  The Company had $11,799 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of March 31, 2009.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500.  The Company had $5,500 in outstanding borrowings under this line of credit as of March 31, 2009.  Both lines of credit are unsecured.  The weighted average interest rate on line of credit borrowings as of March 31, 2009 was 1.44% compared to 3.81% as of March 31, 2008.

The Company is in the process of negotiating an additional short-term line of credit of approximately $5,000.  The terms and conditions of this additional line of credit have not yet been finalized.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  To the Company’s knowledge, the Company is currently in compliance with all of these covenants and restrictions.  See Note 4 to the Company's Annual Report to Shareholders for the year ended December 31, 2008 for additional information regarding these restrictions.

The 3.6% Industrial Development Authority Revenue Refunding Bonds, Series 1994, have a mandatory tender date of May 15, 2009.  The Company currently plans to meet its $2,700 obligation using funds available under its lines of credit.

Common Stock
Common stockholders’ equity as a percent of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current maturities), was 42.7% as of March 31, 2009, compared with 44.7% as of December  31, 2008.  It is the Company’s intent to achieve and maintain a ratio near fifty percent.  Economic conditions in 2008 caused us to modify our plans due to a reduced stock price, the potential inability to raise the needed funds and the prospect of further dilution to our stock value.  We are currently evaluating the possibility of an equity offering in 2009.  We filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on April 28, 2009 under the “shelf” provisions of the Securities Act of 1933.  This will allow us to issue shares of the Company’s stock over the next couple of years when market conditions are favorable.

Credit Rating
On March 26, 2009, Standard and Poor’s affirmed the Company’s credit rating at A-, with a stable outlook.  Our ability to maintain this rating depends, among other things, on adequate and timely rate relief, which we have been successful in obtaining, and our ability to fund capital expenditures in a balanced manner using both debt and equity.  For the remainder of 2009, our objectives will be to maximize our funds provided by operations and increase the equity component of total capitalization.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended March 31, 2009.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement discussed in Note 7 to the financial statements, does not use derivative financial instruments for speculative trading purposes, has no lease obligations, no guarantees and does not have material transactions involving related parties.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  As of April 2009, the Company has lines of credit with maximum availability of $28,000 with two banks. One such line of credit includes a $4,000 portion, which is payable upon demand and carries an interest rate of 4.00% , or LIBOR plus 0.70%, whichever is greater, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2010), which currently carries an interest rate of LIBOR plus 0.70%. The Company had $11,799 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of March 31, 2009.  Both portions of this line of credit are unsecured.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 12 to the financial statements included herein).  The Company had $5,500 in outstanding borrowings under this line of credit as of March 31, 2009.  The weighted average interest rate on line of credit borrowings as of March 31, 2009 was 1.44%.  Other than lines of credit, the Company has long-term fixed rate debt obligations as shown in Note 9 to the Financial Statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Series A Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.69% during the quarter ended March 31, 2009.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 7 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”), dated as of May 1, 2008, in order to enhance the marketability of the variable rate bonds and to keep the interest rate on the bonds low.  This agreement provides for a three-year direct pay letter of credit issued by the bank to the trustee for the Series A Bonds.  The letter of credit is reviewed annually for a possible one-year extension.  The Company’s responsibility under this agreement is to reimburse the bank on a timely basis for interest payments made to the bondholders and for any tendered bonds that could not be remarketed.  The Company has fourteen months from the time bonds are tendered to reimburse the bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the bank immediately for any tendered bonds.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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
The following Part I exhibits are attached to this report:
3.1
Statement with Respect to Shares of a Domestic Corporation establishing the designation of Series B Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2009)

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

THE YORK WATER COMPANY

Date: May 8, 2009	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: May 8, 2009	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer