Form 10-Q
period 2009-06-30
YORK WATER CO
filed 2009-08-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	11,434,721 Shares outstanding as of August 7, 2009

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2009	Dec. 31, 2008

ASSETS
UTILITY PLANT, at original cost	$257,918	$246,613
Plant acquisition adjustments	(2,758)	(1,364)
Accumulated depreciation	(36,964)	(34,429)
Net utility plant	218,196	210,820

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $166 in 2009
and $162 in 2008	559	562

CURRENT ASSETS:
Restricted cash-compensating balance	500	-
Receivables, less reserves of $212 in 2009 and $195 in 2008	3,469	3,243
Unbilled revenues	2,274	2,687
Recoverable income taxes	319	131
Materials and supplies inventories, at cost	723	741
Prepaid expenses	542	412
Deferred income taxes	145	133
Total current assets	7,972	7,347

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,956	2,013
Notes receivable	510	536
Deferred regulatory assets	15,211	15,972
Other	3,261	3,192
Total long-term assets	20,938	21,713

Total Assets	$247,665	$240,442

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2009	Dec. 31, 2008

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$58,667	$57,875
issued and outstanding 11,432,211 shares in 2009
and 11,367,248 shares in 2008
Retained earnings	12,430	11,891
Total common stockholders' equity	71,097	69,766

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	82,154	83,612

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	10,000	6,000
Current portion of long-term debt	4,341	2,741
Accounts payable	2,253	2,011
Dividends payable	1,206	1,192
Accrued taxes	15	75
Accrued interest	1,020	1,080
Other accrued expenses	1,461	1,097
Total current liabilities	20,296	14,196

DEFERRED CREDITS:
Customers' advances for construction	17,791	18,258
Deferred income taxes	21,104	19,549
Deferred employee benefits	9,915	9,758
Other deferred credits	1,874	2,789
Total deferred credits	50,684	50,354

Contributions in aid of construction	23,434	22,514

Total Stockholders' Equity and Liabilities	$247,665	$240,442

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

WATER OPERATING REVENUES:
Residential	$5,832	$4,952	$11,365	$9,688
Commercial and industrial	2,659	2,259	5,181	4,408
Other	719	651	1,438	1,272
	9,210	7,862	17,984	15,368

OPERATING EXPENSES:
Operation and maintenance	1,723	1,705	3,520	3,330
Administrative and general	1,712	1,596	3,563	3,358
Depreciation and amortization	1,090	886	2,159	1,772
Taxes other than income taxes	457	342	543	583
	4,982	4,529	9,785	9,043

Operating income	4,228	3,333	8,199	6,325

OTHER INCOME (EXPENSES):
Interest on debt	(1,262)	(1,147)	(2,533)	(2,313)
Allowance for funds used during construction	37	152	135	324
Other income (expenses), net	81	7	(260)	(136)
	(1,144)	(988)	(2,658)	(2,125)

Income before income taxes	3,084	2,345	5,541	4,200

Federal and state income taxes	1,171	825	2,131	1,474

Net income	$1,913	$1,520	$3,410	$2,726

Basic Earnings Per Share	$0.17	$0.13	$0.30	$0.24

Cash Dividends Declared Per Share	$0.126	$0.121	$0.252	$0.242

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2009 and 2008

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2008	$57,875	$11,891	$-	$69,766
Net income	-	3,410	-	3,410
Dividends ($.252 per share)	-	(2,871)	-	(2,871)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	792	-	-	792
Balance, June 30, 2009	$58,667	$12,430	$-	$71,097

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2007	$56,566	$10,986	$(280)	$67,272
Net income	-	2,726	-	2,726
Other comprehensive income:
Unrealized loss on interest rate swap, net	-	-	(24)	(24)
Comprehensive income				2,702
Dividends ($.242 per share)	-	(2,729)	-	(2,729)
Issuance of common stock under
dividend reinvestment and
employee stock purchase plans	501	-	-	501
Balance, June 30, 2008	$57,067	$10,983	$(304)	$67,746

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months
	Ended June 30
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,410	$2,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,159	1,772
Increase in deferred income taxes	1,365	703
Other	18	(89)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, unbilled revenues and recoverable income taxes	(100)	39
Increase in materials and supplies and prepaid expenses	(112)	(171)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	911	961
Increase (decrease) in accrued interest and taxes	(120)	1
Increase in regulatory and other assets	(24)	(405)
Net cash provided by operating activities	7,507	5,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $75 in 2009 and $187 in 2008	(6,371)	(9,155)
Acquisitions of water systems	(2,165)	-
Increase in compensating balance	(500)	-
Decrease in notes receivable	26	51
Net cash used in investing activities	(9,010)	(9,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	200	436
Repayments of customer advances	(627)	(809)
Proceeds of long-term debt issues	13,185	22,076
Repayments of long-term debt	(13,043)	(19,522)
Borrowings under short-term line of credit agreements	4,000	3,000
Changes in cash overdraft position	(147)	605
Issuance of common stock	792	501
Dividends paid	(2,857)	(2,720)
Net cash provided by financing activities	1,503	3,567

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,479	$2,139
Income taxes	789	745

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,014 in 2009 and $1,867 in 2008 for the construction of utility plant.
Accounts payable and other deferred credits includes $61 in 2009 and $137 in 2008 for the acquisition of water systems.
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

Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 through August 7, 2009, the date of issuance of the financial statements included herein.  There were no events subsequent to these financial statements.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended June 30, 2009 and 2008 were based on weighted average shares outstanding of 11,410,981 and 11,282,337, respectively.

Basic earnings per share for the six months ended June 30, 2009 and 2008 were based on weighted average shares outstanding of 11,392,658 and 11,276,436, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Reclassification
Certain 2008 amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no effect on financial position, net income, stockholders’ equity and comprehensive income statement or cash flow category reporting.

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
In connection with the construction of a new standpipe in Thomasville, Jackson Township, Pennsylvania, the Company settled its remaining capital commitment of $980 during the second quarter of 2009.

6.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Service Cost	$ 190	$ 155	$ 397	$ 309
Interest Cost	315	302	655	604
Expected return on plan assets	(237)	(298)	(472)	(596)
Amortization of loss	89	3	202	6
Amortization of prior service cost	5	5	9	9
Rate-regulated adjustment	(4)	33	(100)	68
Net periodic pension expense	$ 358	$ 200	$ 691	$ 400

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1,218 to its pension plans in 2009.  The Company now plans to contribute $1,383 to its pension plans in 2009.  As of June 30, 2009, a contribution of $230 had been made.  The Company expects to contribute the remaining $1,153 over the next two quarters of 2009.

7.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to manage interest rate risk associated with the Company’s $12,000 variable-rate debt issue.  The Company had designated the interest rate swap agreement as a cash flow hedge.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap agreement is classified as a financial derivative used for non-trading activities.  Under the interest rate swap, the Company pays the swap counterparty a fixed rate of 3.16% on the notional amount.  The counterparty pays the Company a variable rate based on a percentage of LIBOR (59%) on the notional amount. The Company’s net payment rate on the swap was 2.93% during the three months ended June 30, 2009 and 2.87% during the six months ended June 30, 2009.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of June 30, 2009.  If a violation were triggered on June 30, 2009, the Company could be required to pay the counterparty approximately $1,347.

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

Beginning October 1, 2008, the Company began using regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is now recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended June 30, 2009, $88 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the six months ended June 30, 2009, $199 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a gain of $574 for the three months ended June 30, 2009 and a gain of $706 for the six months ended June 30, 2009.  The Company expects to reclassify $331 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

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

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,162	$1,162

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of June 30, 2009.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflected a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2009.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $185 as of June 30, 2009.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2008 is shown in the table below.

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,037	$2,037

The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $86,495 as of June 30, 2009, and $86,353 as of December 31, 2008, had an estimated fair value of approximately $91,000 and $89,000, respectively.  The estimated fair value of debt was calculated in accordance with SFAS No.  157, using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company considered its A- credit rating in determining the yield curve, and in accordance with EITF 08-5, did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

The Company's customers' advances for construction and notes receivable have carrying values at June 30, 2009 of $17,791 and $510, respectively.  At December 31, 2008, customers’ advances for construction and notes receivable had carrying values of $18,258 and $536, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

9.	Long-Term Debt

	As of Jun. 30, 2009	As of Dec. 31, 2008
3.60% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$ -	$ 2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	435	455
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A of 2008, due 2029	12,000	12,000
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series B, due 2038	15,000	15,000
Committed Lines of Credit, due 2011	11,960	9,098
Total long-term debt	86,495	86,353
Less current maturities	(4,341)	(2,741)
Long-term portion	$ 82,154	$ 83,612

The 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, had a mandatory tender date of May 15, 2009.  The Company retired the $2,700 bonds using funds available under its lines of credit.  The 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, have a mandatory tender date of June 1, 2010. The Company currently plans to meet its $4,300 obligation using funds available under its lines of credit or potential debt and equity issuances.

In January 2009, the Company’s $7,500 line of credit, which was payable on demand, was renegotiated to an $11,000 committed line of credit with a maturity date of May 31, 2010.  Borrowings outstanding under this line of credit were shown as a component of long-term debt during the first quarter.  During the second quarter, the balances were reclassified to short-term borrowings because the maturity date is now less than one year away.  The interest rate on this newly committed facility is LIBOR plus 1.50%, and the agreement requires a compensating balance of $500.

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

On November 24, 2008, the Company completed the acquisition of the water facilities of Asbury Pointe Water Company in York County, Pennsylvania.  The Company acquired and is using Asbury Pointe’s distribution system through an interconnection with its current distribution system.  This acquisition resulted in the addition of approximately 250 customers and the purchase price was approximately $242, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $207 as of December 31, 2008.  Additional acquisition expenditures during the first quarter of 2009 of approximately $22 resulted in a reduction of the negative acquisition adjustment to $185.  The Company will amortize the negative acquisition adjustment over the remaining life of the underlying assets as required by the PPUC.

On July 20, 2009, the Company announced that it will acquire the water system of Beaver Creek Village in Adams County, PA.  The Company plans to construct a water main which will interconnect with Beaver Creek’s existing distribution facilities.  The expected purchase price is $70.  This acquisition will result in the addition of approximately 167 customers and is expected to be completed in the fourth quarter of 2009.

11.	Rate Matters
From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008 and sought an increase of $7,086, which would have represented a 19.6% increase in rates.  Effective October 9, 2008, the PPUC authorized an increase in rates designed to produce approximately $5,950 in additional annual revenues.  The Company does not expect to file a base rate increase request in 2009.

12.	Compensating Balance Requirement
The Company is required to maintain a demand deposit account with an average monthly balance of $500 in order to retain one of its committed lines of credit.  The use of the funds in the account in excess of the $500 is not restricted in any way.

13.	Impact of Recent Accounting Pronouncements
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).” FASB Statement 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company reviewed this statement for applicability and determined that it did not have a material impact on its results of operation or financial position as of and for the period ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The Company reviewed this statement for applicability and determined that it did not have a material impact on its results of operation or financial position as of and for the period ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The Company adopted this standard April 1, 2009 and has provided the required additional disclosures in Note 8 to the financial statements included herein.

In April 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The standard requires the initial recognition and measurement of a contingency acquired as part of a business combination at fair value at the acquisition date.  This standard is effective for annual periods beginning after December 15, 2008.  The Company adopted this statement January 1, 2009 and determined that it did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The statement requires management to evaluate subsequent events through the date the financial statements are issued or the financial statements are available to be issued.  It is based on the same principles as those that currently exist in the auditing standards.  It does, however, replace the terms “Type I” and “Type II” subsequent events with “recognized” and “non-recognized” subsequent events.  The standard also requires an entity to disclose the date through which it evaluated subsequent events.  This standard is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this standard April 1, 2009 and incorporated the required disclosures into Note 1 to the financial statements included herein.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”  The standard requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard is effective for fiscal years beginning after November 15, 2009.  This statement is not expected to have an impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.”  The standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  This standard is effective for fiscal years beginning after November 15, 2009.  This statement is not expected to have an impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will no longer be authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  This statement is not expected to have an impact on the Company’s financial statements.

14.	Other Comprehensive Income

	Three Months Ended June 30
	2009	2008

Net Income	$ 1,913	$ 1,520

Unrealized gain on interest rate swap, net of $121 income
tax in 2008	-	177

Reclassification adjustment for amounts recognized in income,
net of $21 income tax in 2008	-	30
	-	207

Comprehensive income	$ 1,913	$ 1,727

	Six Months Ended June 30
	2009	2008

Net Income	$ 3,410	$ 2,726

Unrealized loss on interest rate swap, net of ($53) income
tax in 2008	-	(78)

Reclassification adjustment for amounts recognized in income,
net of $37 income tax in 2008	-	54
	-	(24)

Comprehensive income	$ 3,410	$ 2,702

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
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

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of June 30, 2009, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.2 million gallons.  The Company's service territory had an estimated population of 176,000 as of December 31, 2008.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  The Company has minimum customer charges in place that are intended to cover fixed costs of operations under all likely weather conditions; however, reduced water consumption and a sluggish economy have combined to reduce per capita consumption by industrial and residential customers by approximately 3.7% during the first six months of 2009 compared to the first six months of 2008.

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

Results of Operations

Three Months Ended June 30, 2009 Compared
With Three Months Ended June 30, 2008

Net income for the second quarter of 2009 was $1,913, an increase of $393, or 25.9%, from net income of $1,520 for the same period of 2008.  The primary contributing factor to the increase was higher water revenues which were partially offset by increased depreciation, pension cost and interest expense.

Water operating revenues for the three months ended June 30, 2009 increased $1,348, or 17.1%, from $7,862 for the three months ended June 30, 2008 to $9,210 for the corresponding 2009 period.  The primary reasons for the increase in revenues were a rate increase effective October 9, 2008 and growth in the customer base.  The average number of customers served in the second quarter of 2009 increased as compared to the same period in 2008 by 2,569 customers, from 59,239 to 61,808 customers.  Approximately 2,050 of the additional customers were due to the Asbury Pointe and West Manheim acquisitions.  The total per capita volume of water sold in the second quarter of 2009 decreased compared to the corresponding 2008 period by approximately 4.6%.  Reduced consumption is attributed to a sluggish economy and reduced water consumption by our customers.

Operating expenses for the second quarter of 2009 increased $453, or 10.0%, from $4,529 for the second quarter of 2008 to $4,982 for the corresponding 2009 period.  The increase was primarily due to higher depreciation of $204 due to increased plant investment, increased pension expense of $158, higher capital stock expenses of $107 due primarily to the reclassification of the first quarter Educational Improvement Tax Credit (EITC) to charitable contributions in other income (expenses), increased distribution system maintenance expense of $74 and higher chemical costs, rate case expense and power costs aggregating approximately $72.  The increase was partially offset by lower salary and wage expenses, reduced health insurance costs, lower transportation expense, reduced legal fees, higher capitalized overhead and lower software support costs aggregating approximately $162.

Interest expense on debt for the second quarter of 2009 increased $115, or 10.0%, from $1,147 for the second quarter of 2008 to $1,262 for the corresponding 2009 period.  Interest on the Company’s long-term debt increased by $223 due to an increase in the amount of long-term debt outstanding due to new debt issued on October 15, 2008 in the aggregate principal amount of $15,000 at an interest rate of 6%.  Interest on the Company’s lines of credit decreased by $59 due to lower interest rates.  The average interest rate on the lines of credit was 1.51% for the quarter ended June 30, 2009 compared to 3.34% for the quarter ended June 30, 2008.  The average debt outstanding under the lines of credit was $20,494 for the second quarter of 2009 and $15,713 for the second quarter of 2008.  Lower interest on the $12,000 variable rate bonds also contributed approximately $37 to the decreased expenses.  Other long-term interest decreased $12.

Allowance for funds used during construction decreased $115, from $152 in the second quarter of 2008 to $37 in the 2009 period, due to a planned lower volume of eligible construction.  Eligible 2008 construction expenditures included an investment in a large water treatment replacement and expansion project that was placed in service in December, 2008.

Other income (expenses), net for the second quarter of 2009 reflects decreased expenses of $74 as compared to the same period of 2008.  The decrease was primarily due to reduced charitable contributions of $137 due to the reclassification of the EITC mentioned above.  Increased supplemental retirement and other expenses aggregating approximately $63 offset the reduced expenses.

Federal and state income taxes for the second quarter of 2009 increased by $346, or 41.9%, compared to the same period of 2008, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.0% in the second quarter of 2009 and 35.2% in the second quarter of 2008.  The increase in the effective tax rate was due to bonus depreciation initially being taxable for state tax purposes and additional taxes payable on our Deferred Compensation plans.

Six Months Ended June 30, 2009 Compared
With Six Months Ended June 30, 2008

Net income for the first six months of 2009 was $3,410, an increase of $684, or 25.1%, from net income of $2,726 for the same period of 2008.  The primary contributing factor to the increase was higher water revenues which were partially offset by increased depreciation, pension cost, salary and wage expense and interest expense.

Water operating revenues for the six months ended June 30, 2009 increased $2,616, or 17.0%, from $15,368 for the six months ended June 30, 2008 to $17,984 for the corresponding 2009 period.  The primary reasons for the increase in revenues were a rate increase effective October 9, 2008 and growth in the customer base.  The average number of customers served in the first six months of 2009 increased as compared to the same period in 2008 by 2,593 customers, from 59,123 to 61,716 customers.  Approximately 2,050 of the additional customers were due to the Asbury Pointe and West Manheim acquisitions.  Throughout the first half of 2009, the Company experienced a 3.7% decline in per capita consumption, of which the largest decline occurred in the residential and industrial categories.  The reduction is attributed to a sluggish economy and reduced water consumption by our customers.  The Company expects revenues to continue at a higher rate than last year as a result of the new customers acquired at the end of 2008, and the full year’s impact of the rate increase granted in October 2008.  Drought warnings or restrictions as well as regulatory actions could impact results in future quarters.

Operating expenses for the first six months of 2009 increased $742, or 8.2%, from $9,043 for the first six months of 2008 to $9,785 for the corresponding 2009 period.  The increase was primarily due to higher depreciation of $387 due to increased plant investment, increased pension expense of $291, higher salary and wage expense of $218 due mainly to the increased vacation accrual discussed in Note 4 and increased power costs, rate case expense, chemical costs, banking fees and other expenses aggregating approximately $78.  The increase was partially offset by reduced health insurance costs, lower software support costs, higher capitalized overhead and lower transportation expense aggregating approximately $232.  Depreciation and pension expenses are expected to continue at a higher rate throughout 2009.

Interest expense on debt for the first six months of 2009 increased $220, or 9.5%, from $2,313 for the first six months of 2008 to $2,533 for the corresponding 2009 period.  Interest on the Company’s long-term debt increased by $448 due to an increase in the amount of long-term debt outstanding due to new debt issued on October 15, 2008 in the aggregate principal amount of $15,000 at an interest rate of 6%.  Interest on the Company’s lines of credit decreased by $153 due to lower interest rates. The average interest rate on the lines of credit was 1.36% for the first six months ended June 30, 2009 compared to 3.89% for the six months ended June 30, 2008.  The average debt outstanding under the lines of credit was $18,706 for the first six months of 2009 and $14,242 for the corresponding period of 2008.  Lower interest on the $12,000 variable rate bonds also contributed approximately $63 to the decreased expenses.  Other long-term interest decreased $12.

Allowance for funds used during construction decreased $189, from $324 for the first six months of 2008 to $135 in the 2009 period, due to a planned lower volume of eligible construction.  Eligible 2008 construction expenditures included an investment in a large water treatment replacement and expansion project that was placed in service in December, 2008.

Other income (expenses), net for the first six months of 2009 reflects increased expenses of $124 as compared to the same period of 2008.  The increase was primarily due to increased supplemental retirement expenses of $88 and other expenses aggregating approximately $36.

Federal and state income taxes for the first six months of 2009 increased by $657, or 44.6%, compared to the same period of 2008, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.5% in the first six months of 2009 and 35.1% in the corresponding 2008 period.  The increase in the effective tax rate was due to taxable gains on the surrender of life insurance policies, bonus depreciation initially being taxable for state tax purposes and additional taxes payable on our Deferred Compensation plans.

Rate Matters

See Note 11 to the Financial Statements.

Acquisitions

See Note 10 to the Financial Statements.

Liquidity and Capital Resources

For the six months ended June 30, 2009, the Company invested $6,371 in construction expenditures for routine items as well as an additional standpipe and booster station and various replacements of aging infrastructure.  In addition to construction projects, the Company invested approximately $2,165 for the acquisition of West Manheim and additional expenditures relating to the Asbury Pointe water system.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and employee stock purchase plan, or ESPP, and customer advances.

The Company anticipates construction expenditures for the remainder of 2009 of approximately $8,635.  In addition to routine transmission and distribution projects and the Beaver Creek acquisition and main extension, a portion of the anticipated expenditures will be for various replacements of aging infrastructure.  The Company intends to use internally-generated funds for at least half of the anticipated construction and fund the remainder through line of credit borrowings, customer advances and contributions, proceeds from stock issuances through internal plans, subscriptions or public offerings, the Distribution System Improvement Charge (DSIC) and potential debt issuances.  The condition of the stock market and the availability of credit will play a major role in how funds will be raised for the remainder of the year.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first six months of 2009, we generated $7,507 internally as compared to $5,537 in the first six months of 2008.  A successful rate increase request, the addition of approximately 2,600 customers and increased depreciation and deferred income taxes, which are non-cash expenses, helped to increase cash flow from operating activities.  In addition to internally-generated funds, we used our bank lines of credit to help fund operations and construction.

Credit Lines
As of June 30, 2009, the Company maintained unsecured lines of credit aggregating $33,000 with three banks.  One line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of 4.00% or LIBOR plus 0.70%, whichever is greater, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2011), which currently carries an interest rate of LIBOR plus 0.70%.  The Company had $11,960 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of June 30, 2009.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500.  The Company had $9,000 in outstanding borrowings under this line of credit as of June 30, 2009.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in April 2010 and carries an interest rate of LIBOR plus 2.00%.  The Company had $1,000 in outstanding borrowings under this line of credit as of June 30, 2009.  The weighted average interest rate on line of credit borrowings as of June 30, 2009 was 1.41% compared to 3.11% as of June 30, 2008.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  To the Company’s knowledge, the Company is currently in compliance with all of these covenants and restrictions.  See Note 4 to the Company's Annual Report to Shareholders for the year ended December 31, 2008 for additional information regarding these restrictions.

The 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, had a mandatory tender date of May 15, 2009.  The Company retired the $2,700 bonds using funds available under its lines of credit.  The 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, have a mandatory tender date of June 1, 2010. The Company currently plans to meet its $4,300 obligation using funds available under its lines of credit or potential debt and equity issuances.

Common Stock
Common stockholders’ equity as a percent of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current maturities), was 45.1% as of June 30, 2009, compared with 44.7% as of December  31, 2008.  It is the Company’s intent to achieve and maintain a ratio near fifty percent.  Economic conditions in 2008 caused us to modify our plans to issue common stock due to a reduced stock price, the potential inability to raise the needed funds and the prospect of further dilution to our stock value.  We are currently evaluating the possibility of an equity offering in 2009.  We filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on April 28, 2009 under the “shelf” provisions of the Securities Act of 1933.  This will allow us to issue shares of the Company’s common stock over the next couple of years when market conditions are favorable.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended June 30, 2009.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  As of July 2009, the Company has lines of credit with maximum availability of $33,000 with three banks.  One such line of credit includes a $4,000 portion, which is payable upon demand and carries an interest rate of 4.00% , or LIBOR plus 0.70%, whichever is greater, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2011), which currently carries an interest rate of LIBOR plus 0.70%.  The Company had $11,960 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of June 30, 2009.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 12 to the financial statements included herein).  The Company had $9,000 in outstanding borrowings under this line of credit as of June 30, 2009.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in April 2010 and carries an interest rate of LIBOR plus 2.00%.  The Company had $1,000 in outstanding borrowings under this line of credit as of June 30, 2009.  All lines of credit are unsecured.  The weighted average interest rate on line of credit borrowings as of June 30, 2009 was 1.41%.  Other than lines of credit, the Company has long-term fixed rate debt obligations as shown in Note 9 to the Financial Statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Series A Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.59% during the quarter ended June 30, 2009 and 0.64% during the six months ended June 30, 2009.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 7 to the financial statements included herein for additional information regarding the interest rate swap.

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

The Annual Meeting of the Shareholders of The York Water Company was convened May 4, 2009 at the Strand Capital Performing Arts Center, 50 North George Street, in the City of York, Pennsylvania, at 1:00 P.M. for the purpose of taking action upon the following proposals:

(1)	To elect four (4) Directors to three-year terms of office.
The actions taken by the Shareholders concerning the election of Directors are as follows:
		Votes for Each Nominee		Votes Withheld for Each Nominee
	George Hay Kain, III	7,434,908	votes	1,261,763	votes
	George W. Hodges	7,443,712	votes	1,252,960	votes
	Michael W. Gang	7,302,687	votes	1,393,985	votes
	Jeffrey R. Hines	7,456,885	votes	1,239,787	votes

The following Directors’ terms of office continued after the Annual Meeting:

	Cynthia A. Dotzel	John L. Finlayson
	William T. Morris	Thomas C. Norris
	Jeffrey S. Osman	Ernest J. Waters

(2)	To appoint Beard Miller Company LLP as independent public accountants to audit the financial statements of the Company for the year 2009.

The actions taken by the Shareholders concerning the appointment of Beard Miller Company LLP independent accountants are as follows:

	For Approval	8,564,795	Shares
	Against Approval	101,783	Shares
	Abstaining From Voting	30,093	Shares
	Broker Non-vote	-	Shares

Item 6.	Exhibits
Exhibit No.	Description
3
Amended and Restated Articles of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

3.1
Statement with Respect to Shares of a Domestic Corporation establishing the designation of Series B Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company.  Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2009.

3.2	By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2007.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: August 7, 2009	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: August 7, 2009	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3
Amended and Restated Articles of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2006.

3.1
Statement with Respect to Shares of a Domestic Corporation establishing the designation of Series B Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company.  Incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2009.

3.2	By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2007.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.