Form 10-Q
period 2009-09-30
YORK WATER CO
filed 2009-11-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to____________

Commission file number 001-34245

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,534,592 Shares outstanding as of November 9, 2009

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2009	Dec. 31, 2008

ASSETS
UTILITY PLANT, at original cost	$261,180	$246,613
Plant acquisition adjustments	(2,745)	(1,364)
Accumulated depreciation	(38,067)	(34,429)
Net utility plant	220,368	210,820

OTHER PHYSICAL PROPERTY:
Less accumulated depreciation of $169 in 2009
and $162 in 2008	556	562

CURRENT ASSETS:
Cash and cash equivalents	56	-
Restricted cash-compensating balance	500	-
Receivables, less reserves of $220 in 2009 and $195 in 2008	3,433	3,243
Unbilled revenues	2,266	2,687
Recoverable income taxes	-	131
Materials and supplies inventories, at cost	780	741
Prepaid expenses	550	412
Deferred income taxes	151	133
Total current assets	7,736	7,347

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,933	2,013
Notes receivable	489	536
Deferred regulatory assets	15,585	15,972
Other	3,223	3,192
Total long-term assets	21,230	21,713

Total Assets	$249,890	$240,442

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2009	Dec. 31, 2008

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$71,547	$57,875
issued and outstanding 12,411,181 shares in 2009
and 11,367,248 shares in 2008
Retained earnings	12,960	11,891
Total common stockholders' equity	84,507	69,766

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	74,008	83,612

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	5,000	6,000
Current portion of long-term debt	4,341	2,741
Accounts payable	2,649	2,011
Dividends payable	1,327	1,192
Accrued taxes	274	75
Accrued interest	1,217	1,080
Other accrued expenses	1,358	1,097
Total current liabilities	16,166	14,196

DEFERRED CREDITS:
Customers' advances for construction	17,636	18,258
Deferred income taxes	21,854	19,549
Deferred employee benefits	10,002	9,758
Other deferred credits	2,159	2,789
Total deferred credits	51,651	50,354

Contributions in aid of construction	23,558	22,514

Total Stockholders' Equity and Liabilities	$249,890	$240,442

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

WATER OPERATING REVENUES:
Residential	$6,119	$5,276	$17,484	$14,964
Commercial and industrial	2,886	2,640	8,067	7,048
Other	745	650	2,183	1,922
	9,750	8,566	27,734	23,934

OPERATING EXPENSES:
Operation and maintenance	1,812	1,760	5,332	5,090
Administrative and general	1,708	1,588	5,271	4,946
Depreciation and amortization	1,130	937	3,289	2,709
Taxes other than income taxes	264	256	807	839
	4,914	4,541	14,699	13,584

Operating income	4,836	4,025	13,035	10,350

OTHER INCOME (EXPENSES):
Interest on debt	(1,254)	(1,425)	(3,787)	(3,738)
Allowance for funds used during construction	35	157	170	481
Other income (expenses), net	(191)	(48)	(451)	(184)
	(1,410)	(1,316)	(4,068)	(3,441)

Income before income taxes	3,426	2,709	8,967	6,909

Federal and state income taxes	1,335	969	3,466	2,443

Net income	$2,091	$1,740	$5,501	$4,466

Basic Earnings Per Share	$0.18	$0.15	$0.48	$0.40

Cash Dividends Declared Per Share	$0.126	$0.121	$0.378	$0.363

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity and Comprehensive Income (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2009 and 2008

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2008	$57,875	$11,891	$-	$69,766
Net income	-	5,501	-	5,501
Dividends ($.378 per share)	-	(4,432)	-	(4,432)
Issuance of 950,000 shares of common stock	12,462	-	-	12,462
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	1,210	-	-	1,210
Balance, September 30, 2009	$71,547	$12,960	$-	$84,507

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2007	$56,566	$10,986	$(280)	$67,272
Net income	-	4,466	-	4,466
Other comprehensive income:
Unrealized gain on interest rate swap, net	-	-	3	3
Comprehensive income				4,469
Dividends ($.363 per share)	-	(4,097)	-	(4,097)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	880	-	-	880
Balance, September 30, 2008	$57,446	$11,355	$(277)	$68,524

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months
	Ended September 30
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,501	$4,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,289	2,709
Increase in deferred income taxes	2,022	1,085
Other	28	144
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, unbilled revenues and recoverable income taxes	214	(227)
(Increase) decrease in materials and supplies and prepaid expenses	(177)	55
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	1,502	1,475
Increase in accrued interest and taxes	336	66
Increase in regulatory and other assets	(36)	(743)
Net cash provided by operating activities	12,679	9,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $95 in 2009 and $300 in 2008	(9,574)	(16,586)
Acquisitions of water systems	(2,165)	-
Increase in compensating balance	(500)	-
Decrease in notes receivable	47	63
Net cash used in investing activities	(12,192)	(16,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	390	616
Repayments of customer advances	(830)	(1,169)
Proceeds of long-term debt issues	18,615	29,784
Debt issuance costs	-	(296)
Repayments of long-term debt	(26,619)	(25,089)
Borrowings (repayments) under short-term line of credit agreements	(1,000)	6,500
Changes in cash overdraft position	(362)	351
Issuance of common stock	13,672	880
Dividends paid	(4,297)	(4,084)
Net cash (used in) provided by financing activities	(431)	7,493

Net change in cash and cash equivalents	56	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$56	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,515	$3,162
Income taxes	914	1,106

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,060 in 2009 and $3,120 in 2008 for the construction of utility plant.
Accounts payable and other deferred credits includes $42 in 2009 and $118 in 2008 for the acquisition of water systems.
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

Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 through November 9, 2009, the date of issuance of the financial statements included herein.  There were no subsequent events other than the transaction reported in Note 15 to these financial statements.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended September 30, 2009 and 2008 were based on weighted average shares outstanding of 11,455,817 and 11,302,064, respectively.

Basic earnings per share for the nine months ended September 30, 2009 and 2008 were based on weighted average shares outstanding of 11,413,942 and 11,285,041, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Reclassification
Certain 2008 amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no effect on financial position, net income, stockholders’ equity and comprehensive income statement or cash flow category reporting.

4.	Vacation Accrual
During the first quarter of 2009, the Company determined that it had understated the amount of accrued vacation recorded in its financial statements.  As a result, the Company recorded additional salaries and wages expense of $257 in accordance with the professional standards regarding accounting for compensated absences.  The additional accrual, amounting to $152 after taxes, represents an error correction from prior periods.  The correction was deemed to be immaterial to prior period financials and immaterial to both the trend in net income and projected annual net income for 2009.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Service Cost	$ 198	$ 154	$ 595	$ 463
Interest Cost	328	303	983	907
Expected return on plan assets	(236)	(298)	(708)	(894)
Amortization of actuarial loss	101	3	303	9
Amortization of prior service cost	4	4	13	13
Rate-regulated adjustment	(49)	34	(149)	102
Net periodic pension expense	$ 346	$ 200	$ 1,037	$ 600

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1,218 to its pension plans in 2009.  The Company now plans to contribute $1,383 to its pension plans in 2009.  As of September 30, 2009, contributions of $461 had been made.  The Company expects to contribute the remaining $922 during the fourth quarter of 2009.

6.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to manage interest rate risk associated with the Company’s $12,000 variable-rate debt issue.  The Company had designated the interest rate swap agreement as a cash flow hedge.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap agreement is classified as a financial derivative used for non-trading activities.  Under the interest rate swap, the Company pays the swap counterparty a fixed rate of 3.16% on the notional amount.  The counterparty pays the Company a variable rate based on a percentage of LIBOR (59%) on the notional amount. The Company’s net payment rate on the swap was 3.02% during the three months ended September 30, 2009 and 2.92% during the nine months ended September 30, 2009.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of September 30, 2009.  If a violation were triggered on September 30, 2009, the Company could be required to pay the counterparty approximately $1,619.

The professional standards regarding accounting for derivatives and hedging activities requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  In accordance with the standards, the interest rate swap is recorded on the balance sheet in other deferred credits at fair value (see Note 7).  Prior to October 1, 2008, the Company used hedge accounting to record its swap transactions.  The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument was initially reported as a component of other comprehensive income and subsequently reclassified into earnings as interest expense in the same period or periods during which the hedged transaction affected earnings.  The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings.

Beginning October 1, 2008, the Company began using regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is now recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended September 30, 2009, $91 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the nine months ended September 30, 2009, $289 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $383 for the three months ended September 30, 2009 and a gain of $323 for the nine months ended September 30, 2009.  The Company expects to reclassify $341 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap will expire on October 1, 2029.  Other than the interest rate swap, the Company has no other derivative instruments.

7.	Fair Value Measurements
The professional standards regarding fair value measurements establishes a fair value hierarchy which indicates the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability.

The Company has recorded its interest rate swap liability at fair value in accordance with the standards.  The liability is recorded under the caption “Other deferred credits” on the balance sheet.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,454	$1,454

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of September 30, 2009.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflected a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2009.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $165 as of September 30, 2009.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2008 is shown in the table below.

($ in 000s)		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,037	$2,037

The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $78,349 as of September 30, 2009, and $86,353 as of December 31, 2008, had an estimated fair value of approximately $92,000 and $89,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company considered its A- credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

The Company's customers' advances for construction and notes receivable have carrying values at September 30, 2009 of $17,636 and $489, respectively.  At December 31, 2008, customers’ advances for construction and notes receivable had carrying values of $18,258 and $536, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Debt

	As of Sept. 30, 2009	As of Dec. 31, 2008
3.60% Industrial Development Authority
Revenue Refunding Bonds, Series 1994, due 2009	$ -	$2,700
3.75% Industrial Development Authority
Revenue Refunding Bonds, Series 1995, due 2010	4,300	4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	425	455
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
4.75% Industrial Development Authority
Revenue Bonds, Series 2006, due 2036	10,500	10,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A of 2008, due 2029	12,000	12,000
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series B, due 2038	15,000	15,000
Committed Lines of Credit, due 2011	3,824	9,098
Total long-term debt	78,349	86,353
Less current maturities	(4,341)	(2,741)
Long-term portion	$74,008	$83,612

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

9.	Acquisitions
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

On July 20, 2009, the Company announced that it will acquire the water system of Beaver Creek Village in Adams County, PA.  The Company has completed the construction of a water main which interconnects with Beaver Creek’s existing distribution facilities.  The expected purchase price is $70.  This acquisition will result in the addition of approximately 167 customers and is expected to be completed in mid-November, 2009.

10.	Rate Matters
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

11.	Compensating Balance Requirement
The Company is required to maintain a demand deposit account with an average monthly balance of $500 in order to retain one of its committed lines of credit.  The use of the funds in the account in excess of the $500 is not restricted in any way.

12.	Impact of Recent Accounting Pronouncements
In November 2008, the Securities and Exchange Commission (SEC) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”  The standard requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard is effective for fiscal years beginning after November 15, 2009.  This statement is not expected to have an impact on the Company’s financial statements.

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

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” formerly SFAS No. 168.  The FASB Accounting Standards Codification (Codification) is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  As of September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is no longer authoritative.  The Company adopted this statement and determined that it did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets,” formerly FSP FAS 132(R)-1.  This FSP is codified within FASB Accounting Standards Codification (ASC) Section 715-20-65.  This amends “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” formerly SFAS 132(R), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this pronouncement shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  This update amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  This update is effective for periods beginning after August 26, 2009.  This update is not expected to have an impact on the Company’s financial statements.

13.	Other Comprehensive Income

	Three Months Ended September 30
	2009	2008

Net Income	$ 2,091	$ 1,740

Unrealized loss on interest rate swap, net of ($19) income
tax in 2008	-	(27)

Reclassification adjustment for amounts recognized in income,
net of $37 income tax in 2008	-	54
	-	27

Comprehensive income	$ 2,091	$ 1,767

	Nine Months Ended September 30
	2009	2008

Net Income	$ 5,501	$ 4,466

Unrealized loss on interest rate swap, net of ($72) income
tax in 2008	-	(105)

Reclassification adjustment for amounts recognized in income,
net of $74 income tax in 2008	-	108
	-	3

Comprehensive income	$ 5,501	$ 4,469

14.	Common Stock Offering
On September 29, 2009, the Company closed an underwritten public offering of 950,000 shares of its common stock.  Boenning & Scattergood, Inc. and J.J.B. Hilliard, W.L. Lyons, LLC were the underwriters in the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of approximately $12.5 million.  The net proceeds were used to repay a portion of the Company’s borrowings under its line of credit agreements incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

15.	Subsequent Event
On October 6, 2009, the Company closed on an over-allotment of 120,000 shares of its common stock from the common stock offering described in Note 14.  The Company received additional net proceeds of approximately $1.6 million.  The proceeds and new shares issued from the over-allotment have not been reflected in the financial statements for the period ended September 30, 2009.

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

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates entirely within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of September 30, 2009, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 176,000 as of December 31, 2008.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact our revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.  In 2009, reduced water consumption, rainfall patterns and a sluggish economy have combined to reduce per capita consumption by industrial and residential customers by approximately 5.7% during the first nine months of 2009 compared to the first nine months of 2008.  If this downward trend continues, the Company’s revenues would be diminished in the short term, making timely and adequate rate filings even more important.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  Increases in revenues are generally dependent on the Company’s ability to obtain rate increases from regulatory authorities in a timely manner and in adequate amounts and to increase volumes of water sold through increased consumption and increases in the number of customers served.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory.  The Company also looks for additional opportunities to enter into bulk water contracts with municipalities and other entities to supply water.

Results of Operations

Three Months Ended September 30, 2009 Compared
With Three Months Ended September 30, 2008

Net income for the third quarter of 2009 was $2,091, an increase of $351, or 20.2%, from net income of $1,740 for the same period of 2008.  The primary contributing factor to the increase was higher water revenues, which were partially offset by increased depreciation, pension cost and retirement expense.

Water operating revenues for the three months ended September 30, 2009 increased $1,184, or 13.8%, from $8,566 for the three months ended September 30, 2008 to $9,750 for the corresponding 2009 period.  The primary reasons for the increase in revenues were a rate increase effective October 9, 2008 and growth in the customer base.  The average number of customers served in the third quarter of 2009 increased as compared to the same period in 2008 by 2,563 customers, from 59,421 to 61,984 customers.  Approximately 2,050 of the additional customers were due to the Asbury Pointe and West Manheim acquisitions.  The total per capita volume of water sold in the third quarter of 2009 decreased compared to the corresponding 2008 period by approximately 9.2%.  Reduced consumption is attributed to, among other things, a sluggish economy and rainfall patterns.

Operating expenses for the third quarter of 2009 increased $373, or 8.2%, from $4,541 for the third quarter of 2008 to $4,914 for the corresponding 2009 period.  The increase was primarily due to higher depreciation of $199 due to increased plant investment, increased pension expense of $146, higher distribution system maintenance expense of $55, increased realty taxes of $47, higher chemical costs of $46 and increased rate case expense, power costs and customer service expenses aggregating approximately $62.  The increase was partially offset by lower capital stock taxes, reduced health insurance costs, lower transportation expense, higher capitalized overhead, lower salary and wage expense, reduced legal fees, lower software support costs and reduced shareholder expenses aggregating approximately $182.

Interest expense on debt for the third quarter of 2009 decreased $171, or 12.0%, from $1,425 for the third quarter of 2008 to $1,254 for the corresponding 2009 period.  Lower interest on the $12,000 variable rate bonds contributed approximately $286 to the decreased expenses due to lower variable interest rates and the swap loss recorded in the third quarter of 2008.  Interest on the Company’s lines of credit decreased by $86 due to lower interest rates.  The average interest rate on the lines of credit was 1.40% for the quarter ended September 30, 2009 compared to 3.17% for the quarter ended September 30, 2008.  The average debt outstanding under the lines of credit was $21,758 for the third quarter of 2009 and $20,112 for the third quarter of 2008.  Other long-term interest decreased $24.  Interest on the Company’s long-term debt increased by $225 due to an increase in the amount of long-term debt outstanding due to new debt issued on October 15, 2008 in the aggregate principal amount of $15,000 at an interest rate of 6%.

Allowance for funds used during construction decreased $122, from $157 in the third quarter of 2008 to $35 in the 2009 period, due to a planned lower volume of eligible construction.  Eligible 2008 construction expenditures included an investment in a large water treatment replacement and expansion project that was placed in service in December, 2008 and a main extension for the West Manheim acquisition.

Other income (expenses), net for the third quarter of 2009 reflects increased expenses of $143 as compared to the same period of 2008.  The increase was primarily due to increased retirement expenses of $132.  Higher charitable contributions and other expenses aggregating approximately $11 added to the increased expenses.

Federal and state income taxes for the third quarter of 2009 increased by $366, or 37.8%, compared to the same period of 2008, primarily due to an increase in taxable income.  The Company’s effective tax rate was 39.0% in the third quarter of 2009 and 35.8% in the third quarter of 2008.  The increase in the effective tax rate was due to bonus depreciation initially being taxable for state tax purposes and additional taxes payable on our deferred compensation plans.

Nine Months Ended September 30, 2009 Compared
With Nine Months Ended September 30, 2008

Net income for the first nine months of 2009 was $5,501, an increase of $1,035, or 23.2%, from net income of $4,466 for the same period of 2008.  The primary contributing factor to the increase was higher water revenues which were partially offset by increased depreciation, higher pension cost, reduced interest capitalized, increased retirement expense and higher salary and wage expense.

Water operating revenues for the nine months ended September 30, 2009 increased $3,800, or 15.9%, from $23,934 for the nine months ended September 30, 2008 to $27,734 for the corresponding 2009 period.  The primary reasons for the increase in revenues were a rate increase effective October 9, 2008 and growth in the customer base.  The average number of customers served in the first nine months of 2009 increased as compared to the same period in 2008 by 2,584 customers, from 59,222 to 61,806 customers.  Approximately 2,050 of the additional customers were due to the Asbury Pointe and West Manheim acquisitions.  Throughout the first half of 2009, the Company experienced a 5.7% decline in per capita consumption, of which the largest decline occurred in the industrial category followed by the residential and commercial categories.  The reduction is attributed to, among other things, a sluggish economy and rainfall patterns.  The Company expects revenues for the remainder of the year to be consistent with last year as the impact of the new customers acquired at the end of 2008 is expected to be offset by the decline in per capita consumption.

Operating expenses for the first nine months of 2009 increased $1,115, or 8.2%, from $13,584 for the first nine months of 2008 to $14,699 for the corresponding 2009 period.  The increase was primarily due to higher depreciation of $580 due to increased plant investment, increased pension expense of $437, higher salary and wage expense of $198 due mainly to the increased vacation accrual discussed in Note 4 and higher distribution system maintenance expense, increased chemical costs, rate case expense, power costs, realty taxes, banking fees and other expenses aggregating approximately $227.  The increase was partially offset by reduced health insurance costs, higher capitalized overhead, lower software support costs and lower transportation expense aggregating approximately $327.  Depreciation and pension expenses are expected to continue at a higher rate throughout 2009.

Interest expense on debt for the first nine months of 2009 increased $49, or 1.3%, from $3,738 for the first nine months of 2008 to $3,787 for the corresponding 2009 period.  Interest on the Company’s long-term debt increased by $673 due to an increase in the amount of long-term debt outstanding due to new debt issued on October 15, 2008 in the aggregate principal amount of $15,000 at an interest rate of 6%.  The increased expenses were partially offset by lower interest on the $12,000 variable rate bonds of approximately $349 due to lower variable interest rates and the swap loss recorded in the third quarter of 2008.  Interest on the Company’s lines of credit decreased by $240 due to lower interest rates. The average interest rate on the lines of credit was 1.51% for the first nine months ended September 30, 2009 compared to 3.65% for the nine months ended September 30, 2008.  The average debt outstanding under the lines of credit was $19,735 for the first nine months of 2009 and $16,213 for the corresponding period of 2008.  Other long-term interest decreased $35.

Allowance for funds used during construction decreased $311, from $481 for the first nine months of 2008 to $170 in the 2009 period, due to a planned lower volume of eligible construction.  Eligible 2008 construction expenditures included an investment in a large water treatment replacement and expansion project that was placed in service in December, 2008.

Other income (expenses), net for the first nine months of 2009 reflects increased expenses of $267 as compared to the same period of 2008.  The increase was primarily due to increased retirement expenses of $220 and other expenses aggregating approximately $47.

Federal and state income taxes for the first nine months of 2009 increased by $1,023, or 41.9%, compared to the same period of 2008, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.7% in the first nine months of 2009 and 35.4% in the corresponding 2008 period.  The increase in the effective tax rate was due to taxable gains on the surrender of life insurance policies, bonus depreciation initially being taxable for state tax purposes and additional taxes payable on our deferred compensation plans.

Rate Matters

See Note 10 to the Financial Statements.

Acquisitions

See Note 9 to the Financial Statements.

Capital Expenditures

For the nine months ended September 30, 2009, the Company invested $9,574 in construction expenditures for routine items as well as an additional standpipe and booster station and various replacements of aging infrastructure.  In addition to construction projects, the Company invested approximately $2,165 for the acquisition of West Manheim and additional expenditures relating to the Asbury Pointe water system.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, an underwritten common stock offering, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and employee stock purchase plan, or ESPP, and customer advances.

The Company anticipates construction expenditures for the remainder of 2009 of approximately $3,275.  In addition to routine transmission and distribution projects and the Beaver Creek acquisition and main extension, a portion of the anticipated expenditures will be for various replacements of aging infrastructure.  The Company uses internally-generated funds for at least half of the anticipated construction and funds the remainder through line of credit borrowings, proceeds from stock issuances through internal plans, the Distribution System Improvement Charge (DSIC) and minimal customer advances and contributions.  The availability of credit will play a major role in how funds will be raised.

Liquidity and Capital Resources

Cash
Although the Company is able to generate funds internally through customer bill payments, we have not historically maintained cash on the balance sheet.  The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is automatically invested in an interest-bearing account overnight.  Likewise, if additional funds are needed, besides what is generated internally, for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash management facility has historically provided the necessary liquidity and funding for our operations and we expect that to continue to be the case for the foreseeable future.  The cash balance was $56 at September 30, 2009 due to the timing of the transfer of the excess cash against the outstanding borrowings under the cash management arrangement.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first nine months of 2009, we generated $12,679 internally as compared to $9,030 in the first nine months of 2008.  A successful rate increase request, the addition of approximately 2,600 customers and increased depreciation and deferred income taxes, which are non-cash expenses, helped to increase cash flow from operating activities.  In addition to internally-generated funds, we used our bank lines of credit to help fund operations and construction.

Credit Lines
Historically, the Company has borrowed $15.0 to $20.0 million under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2009, the Company maintained unsecured lines of credit aggregating $33,000 with three banks.  One line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of 4.00% or LIBOR plus 0.70%, whichever is greater, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2011), which currently carries an interest rate of LIBOR plus 0.70%.  The Company had $3,824 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of September 30, 2009.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500.  The Company had $4,000 in outstanding borrowings under this line of credit as of September 30, 2009.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in April 2010 and carries an interest rate of LIBOR plus 2.00%.  The Company had $1,000 in outstanding borrowings under this line of credit as of September 30, 2009.  The weighted average interest rate on line of credit borrowings as of September 30, 2009 was 1.47% compared to 3.18% as of September 30, 2008.

The credit and liquidity crisis which began in 2008 has caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  While actual interest rates are currently low, one of our banks has recently increased the interest rate on our line of credit from LIBOR plus 70 basis points to LIBOR plus 150 basis points.  We expect the interest rate on another line of credit to increase in 2009.  Although we have taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity, there is no guarantee that we will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, we may have to eliminate or postpone capital expenditures.

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

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 48.1% as of September 30, 2009, compared with 55.3% as of December 31, 2008.  While our debt load has trended upward over the years, we have historically matched increasing debt with increasing equity so that our debt to total capitalization ratio was nearly fifty percent.  This capital structure has historically been acceptable to the Pennsylvania Public Utility Commission (PPUC) in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.  The economic downturn during the latter part of 2008 delayed the matching increase in equity, resulting in a higher debt ratio and increased borrowings under our lines of credit.  The improved market conditions in 2009 allowed the Company to complete an underwritten common stock offering and reduce the percentage of debt in its capital structure.

Common Stock
In September 2009, the Company closed an underwritten public offering of 950,000 shares of its common stock.  In October 2009, the Company closed on an over-allotment of 120,000 shares.  Boenning & Scattergood, Inc. and J.J.B. Hilliard, W.L. Lyons, LLC were the underwriters in the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of approximately $14.1 million.  The net proceeds were used to repay a portion of the Company’s borrowings under its line of credit agreements incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

Common stockholders’ equity as a percent of the total capitalization was 51.9% as of September 30, 2009, compared with 44.7% as of December 31, 2008.  It is the Company’s intent to achieve and maintain a ratio near fifty percent.  Economic conditions in 2008 caused us to modify our plans to issue common stock due to a reduced stock price, the potential inability to raise the needed funds and the prospect of further dilution to our stock value.  The improved market conditions in 2009 allowed the Company to complete an underwritten common stock offering and increase the percentage of common stockholders’ equity in its capital structure.  We have the ability to issue additional shares of the Company’s common stock over the next couple of years when market conditions are favorable under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 28, 2009 under the “shelf” provisions of the Securities Act of 1933.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended September 30, 2009.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement discussed in Note 6 to the financial statements, does not use derivative financial instruments for speculative trading purposes, has no lease obligations, no guarantees and does not have material transactions involving related parties.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to these market risks relates to the Company's debt obligations under its lines of credit.  The Company has lines of credit with maximum availability of $33,000 with three banks.  One such line of credit includes a $4,000 portion, which is payable upon demand and carries an interest rate of 4.00%, or LIBOR plus 0.70%, whichever is greater, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2011), which currently carries an interest rate of LIBOR plus 0.70%.  The Company had $3,824 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of September 30, 2009.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 11 to the financial statements included herein).  The Company had $4,000 in outstanding borrowings under this line of credit as of September 30, 2009.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in April 2010 and carries an interest rate of LIBOR plus 2.00%.  The Company had $1,000 in outstanding borrowings under this line of credit as of September 30, 2009.  All lines of credit are unsecured.  The weighted average interest rate on line of credit borrowings as of September 30, 2009 was 1.47%.  Other than lines of credit, the Company has long-term fixed rate debt obligations as shown in Note 8 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Series A Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.45% during the quarter ended September 30, 2009 and 0.58% during the nine months ended September 30, 2009.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

THE YORK WATER COMPANY

Date: November 9, 2009	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: November 9, 2009	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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