Form 10-Q
period 2010-03-31
YORK WATER CO
filed 2010-05-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,608,451 Shares outstanding as of May 4, 2010

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2010	Dec. 31, 2009

ASSETS
UTILITY PLANT, at original cost	$263,881	$262,598
Plant acquisition adjustments	(2,746)	(2,759)
Accumulated depreciation	(39,533)	(38,364)
Net utility plant	221,602	221,475

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $177 in 2010
and $175 in 2009	683	554

CURRENT ASSETS:
Restricted cash-compensating balance	500	500
Receivables, net of reserves of $249 in 2010 and $225 in 2009	3,161	2,938
Unbilled revenues	2,226	2,451
Materials and supplies inventories, at cost	686	716
Prepaid expenses	449	387
Deferred income taxes	170	154
Total current assets	7,192	7,146

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,879	1,906
Notes receivable	464	476
Deferred regulatory assets	14,061	14,010
Other	3,290	3,270
Total other long-term assets	19,694	19,662

Total Assets	$249,171	$248,837

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2010	Dec. 31, 2009

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$74,169	$73,569
issued and outstanding 12,603,757 shares in 2010
and 12,558,724 shares in 2009
Retained earnings	13,582	13,353
Total common stockholders' equity	87,751	86,922

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	71,432	73,227

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	5,000	5,000
Current portion of long-term debt	4,341	4,341
Accounts payable	1,124	892
Dividends payable	1,357	1,393
Accrued taxes	1,204	488
Accrued interest	1,216	1,019
Other accrued expenses	1,452	1,472
Total current liabilities	15,694	14,605

DEFERRED CREDITS:
Customers' advances for construction	16,128	16,188
Deferred income taxes	22,671	22,507
Deferred employee benefits	8,803	8,765
Other deferred credits	1,722	1,679
Total deferred credits	49,324	49,139

Contributions in aid of construction	24,970	24,944

Total Stockholders' Equity and Liabilities	$249,171	$248,837

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2010	2009

WATER OPERATING REVENUES:
Residential	$5,718	$5,533
Commercial and industrial	2,553	2,522
Other	745	719
	9,016	8,774

OPERATING EXPENSES:
Operation and maintenance	1,605	1,797
Administrative and general	1,683	1,851
Depreciation and amortization	1,143	1,069
Taxes other than income taxes	310	286
	4,741	5,003

Operating income	4,275	3,771

OTHER INCOME (EXPENSES):
Interest on debt	(1,203)	(1,271)
Allowance for funds used during construction	9	98
Other income (expenses), net	(76)	(141)
	(1,270)	(1,314)

Income before income taxes	3,005	2,457

Income taxes	1,166	960

Net income	$1,839	$1,497

Basic Earnings Per Share	$0.15	$0.13

Cash Dividends Declared Per Share	$0.128	$0.126

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2010 and 2009

	Common	Retained
	Stock	Earnings	Total

Balance, December 31, 2009	$73,569	$13,353	$86,922
Net income	-	1,839	1,839
Dividends ($.128 per share)	-	(1,610)	(1,610)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	600	-	600
Balance, March 31, 2010	$74,169	$13,582	$87,751

	Common	Retained
	Stock	Earnings	Total
Balance, December 31, 2008	$57,875	$11,891	$69,766
Net income	-	1,497	1,497
Dividends ($.126 per share)	-	(1,433)	(1,433)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	450	-	450
Balance, March 31, 2009	$58,325	$11,955	$70,280

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,839	$1,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,143	1,069
Increase in deferred income taxes	151	779
Other	33	(19)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, unbilled revenues and recoverable income taxes	(54)	161
Increase in materials and supplies and prepaid expenses	(32)	(184)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	448	859
Increase in accrued interest and taxes	913	233
Decrease in regulatory and other assets	39	9
Net cash provided by operating activities	4,480	4,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $5 in 2010 and $55 in 2009	(1,510)	(2,399)
Acquisitions of water systems	-	(2,165)
Increase in compensating balance	-	(500)
Decrease in notes receivable	12	12
Net cash used in investing activities	(1,498)	(5,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	103	61
Repayments of customer advances	(122)	(358)
Proceeds of long-term debt issues	3,536	8,715
Repayments of long-term debt	(5,331)	(5,524)
Repayments under short-term line of credit agreements	-	(1,000)
Changes in cash overdraft position	(122)	(264)
Issuance of common stock	600	450
Dividends paid	(1,646)	(1,432)
Net cash (used in) provided by financing activities	(2,982)	648

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$997	$966
Income taxes	277	139

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $207 in 2010 and $1,254 in 2009 for the construction of utility plant.
Accounts payable and other deferred credits includes $1 in 2010 and $76 in 2009 for the acquisition of water systems.
Short-term line of credit borrowings amounting to $5,000 were reclassified as long-term borrowings in 2009.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation
The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods. Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2009.

Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended March 31, 2010 and 2009 were based on weighted average shares outstanding of 12,571,066 and 11,374,131, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Reclassification
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no effect on net income, the statement of common stockholders’ equity, or the statement of cash flow category reporting.

4.	Capital Commitments
As of March 31, 2010, the Company had committed a total of approximately $2,749 for upgrades to the water treatment facilities.  As of the end of the quarter, no payments had been made.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended March 31
	2010	2009

Service Cost	$ 208	$ 207
Interest Cost	341	340
Expected return on plan assets	(294)	(235)
Amortization of actuarial loss	66	113
Amortization of prior service cost	4	4
Rate-regulated adjustment	(21)	(96)
Net periodic pension expense	$ 304	$ 333

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1,218 to its pension plans in 2010.  As of March 31, 2010, no contributions had been made.  The Company expects to begin contributions during the second quarter of 2010.

6.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on a percentage of LIBOR (59%) on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk. The Company’s net payment rate on the swap was 2.88% during the quarter ended March 31, 2010.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended March 31, 2010, $89 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $139 for the quarter ended March 31, 2010.  The Company expects to reclassify $341 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of March 31, 2010.  If a violation were triggered on March 31, 2010, the Company would have been required to pay the counterparty approximately $1,049.

The interest rate swap will expire on October 1, 2029.  Other than the interest rate swap, the Company has no other derivative instruments.

7.	Fair Value Measurements
The professional standards regarding fair value measurements establish a fair value hierarchy which indicates the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability.

The Company has recorded its interest rate swap liability at fair value in accordance with the standards.  The liability is recorded under the caption “Other deferred credits” on the balance sheet.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,029	$1,029

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of March 31, 2010.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2010.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $20 as of March 31, 2010.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2009 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$979	$979

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $75,773 at March 31, 2010, and $77,568 at December 31, 2009, had an estimated fair value of approximately $87,000 and $91,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company considered its A- credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at March 31, 2010 of $16,128 and $464, respectively.  At December 31, 2009, customers’ advances for construction and notes receivable had carrying values of $16,188 and $476, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Debt

	As of Mar. 31, 2010	As of Dec. 31, 2009
3.75% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	$4,300	$4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	404	414
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	15,000	15,000
Committed Line of Credit, due 2011	1,269	3,054
Total long-term debt	75,773	77,568
Less current maturities	(4,341)	(4,341)
Long-term portion	$71,432	$73,227

The 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, have a mandatory tender date of June 1, 2010. The Company currently plans to meet its $4,300 obligation using funds available under its lines of credit or the proceeds of a potential debt issuance.

9.	Rate Matters
From time to time, the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008 and sought an increase of $7,086, which would have represented a 19.6% increase in rates.  Effective October 9, 2008, the PPUC authorized an increase in rates designed to produce approximately $5,950 in additional annual revenues.  The Company expects to file a new application with the PPUC seeking rate relief in May 2010.

10.	Compensating Balance Requirement
The Company is required to maintain a demand deposit account with an average monthly balance of $500 in order to retain one of its committed lines of credit.  The use of the funds in the account in excess of the $500 is not restricted in any way.

11.	Impact of Recent Accounting Pronouncements
In November 2008, the Securities and Exchange Commission (SEC) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB).  In February 2010, the SEC expressed support for a single set of high-quality globally accepted accounting standards and established a work plan that sets forth specific areas and factors before transitioning to IFRS.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS with the expectation that any decision to adopt IFRS would allow issuers four to five years to prepare for a transition.  The Company is currently assessing the impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the Financial Accounting Standards Board (FASB) issued “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” formerly SFAS No. 166.  This statement is codified within FASB ASC Section 860.  This statement requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard is effective for fiscal years beginning after November 15, 2009.  The Company adopted this statement January 1, 2010 and determined that it did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities,” formerly SFAS No. 167.  This statement is codified within FASB ASC Section 810.  This statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  This standard is effective for fiscal years beginning after November 15, 2009.  The Company adopted this statement January 1, 2010 and determined that it did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This update includes a requirement that reporting entities provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by the professional standards, and present separately information about purchases, sales, issuances, and settlements within Level 3.  This update is effective for periods beginning after December 15, 2009 with the exception of the disclosures of activity in Level 3, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This update is not expected to have an impact on the Company’s financial statements.  The Company adopted the effective portions of this update January 1, 2010 and determined that it did not have a material impact on the Company’s financial statements.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of March 31, 2010, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 17.5 million gallons.  The Company's service territory had an estimated population of 180,000 as of December 31, 2009.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact our revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.  Reduced water consumption and a continuing sluggish economy have combined to reduce per capita consumption by industrial, commercial and residential customers by approximately 3.3% during the first quarter of 2010 compared to the first quarter of 2009.  If this downward trend continues, the Company’s revenues would be diminished in the short term, making timely and adequate rate filings even more important.

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

Results of Operations

Three Months Ended March 31, 2010 Compared
With Three Months Ended March 31, 2009

Net income for the first quarter of 2010 was $1,839, an increase of $342, or 22.8%, from net income of $1,497 for the same period of 2009.  The primary contributing factors to the increase were higher water revenues and reduced salary and wage expense which were partially offset by a reduced allowance for funds used during construction and higher depreciation expense.

Water operating revenues for the three months ended March 31, 2010 increased $242, or 2.8%, from $8,774 for the three months ended March 31, 2009 to $9,016 for the corresponding 2010 period.  The primary reasons for the increase in revenues were an increased distribution surcharge (DSIC) and growth in the customer base.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The average number of customers served in the first quarter of 2010 increased as compared to the same period of 2009 by 661 customers, from 61,625 to 62,286 customers.  Despite this increase in customers, the total per capita volume of water sold in the first quarter of 2010 decreased compared to the corresponding 2009 period by approximately 3.3%.  The largest decline occurred in the commercial category followed by the residential and industrial categories.  The reduction is attributed to, among other things, a sluggish economy.  For the remainder of the year, the Company expects revenues to remain consistent as the impact of new customers is expected to be offset by the decline in per capita consumption.  Drought warnings or restrictions as well as regulatory actions could impact results in future quarters.

Operating expenses for the first quarter of 2010 decreased $262, or 5.2%, from $5,003 for the first quarter of 2009 to $4,741 for the corresponding 2010 period.  The decrease was primarily due to lower salary and wage expense of approximately $269.  This was mainly a result of the vacation accrual recorded last year.  Increased capitalized overhead, reduced pension cost, lower distribution system maintenance expense, reduced legal fees and other expenses aggregating approximately $119 also added to the reduction of expenses.  Higher depreciation expense due to increased plant investment, increased power costs and higher capital stock tax aggregating approximately $126 partially offset the decrease.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in plant, and other operating expenses are expected to increase at a moderate rate as costs to serve customers and to extend our distribution system continue to rise.

Interest expense on debt for the first quarter of 2010 decreased $68, or 5.4%, from $1,271 for the first quarter of 2009 to $1,203 for the corresponding 2010 period.  The primary reasons for the decrease were lower interest of $35 on the $12,000 variable rate bonds due to reduced interest rates and lower interest payments of $24 due to retirement of the 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, in May of 2009.  Interest on the Company’s lines of credit decreased by $9 due to reduced borrowings.  The average interest rate on the lines of credit was 1.87% for the quarter ended March 31, 2010 compared to 1.26% for the quarter ended March 31, 2009.  The average debt outstanding under the lines of credit was $7,445 for the first quarter of 2010 and $16,899 for the first quarter of 2009.

Allowance for funds used during construction decreased $89, from $98 in the first quarter of 2009 to $9 in the 2010 period, due to a planned lower volume of eligible construction.  Eligible 2009 construction expenditures included a main extension to West Manheim Township.

Other expenses, net for the first quarter of 2010 decreased by $65 as compared to the same period of 2009.  The decrease was primarily due to lower retirement expense of $49 and reduced charitable contributions of $24.  Other expenses aggregating approximately $8 offset the reduction.

Federal and state income taxes for the first quarter of 2010 increased by $206, or 21.5%, compared to the same period of 2009, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.8% in the first quarter of 2010 and 39.1% in the first quarter of 2009.

Rate Matters

From time to time, the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 16, 2008 and sought an increase of $7,086, which would have represented a 19.6% increase in rates.  Effective October 9, 2008, the PPUC authorized an increase in rates designed to produce approximately $5,950 in additional annual revenues.  The Company expects to file a new application with the PPUC seeking rate relief in May 2010.

Capital Expenditures

For the quarter ended March 31, 2010, the Company invested $1,510 in construction expenditures for routine items as well as various replacements of aging infrastructure.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from its stock purchase plans, customer advances and the DSIC allowed by the PPUC.

The Company anticipates construction expenditures for the remainder of 2010 of approximately $11,230.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for further upgrades to water treatment facilities and various replacements of aging infrastructure.  The Company intends to use internally-generated funds for at least half of the anticipated construction and fund the remainder through line of credit borrowings, proceeds from our stock purchase plans, possible long-term debt offerings, the DSIC and customer advances and contributions.  Customer advances and contributions are expected to account for approximately 5% of funding requirements in 2010.  We believe we will have adequate access to the capital markets, if necessary during 2010, to fund anticipated construction and acquisition expenditures.

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

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first quarter of 2010, we generated $4,480 internally as compared to $4,404 in the first quarter of 2009.  In addition to internally-generated funds, we used our bank lines of credit to help fund operations and construction.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2010, the Company maintained unsecured lines of credit aggregating $33,000 with three banks.  One line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2011), which currently carries an interest rate of LIBOR plus 2.00%.  The Company had $1,269 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of March 31, 2010.  The Company expects to extend the due date of this line to May 2012.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500.  The Company had $3,000 in outstanding borrowings under this line of credit as of March 31, 2010.  The Company currently expects to renew this line of credit under similar terms and conditions.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matured in April 2010 and carries an interest rate of LIBOR plus 2.00%.  The Company had $2,000 in outstanding borrowings under this line of credit as of March 31, 2010.  This line of credit was renewed through June 2011 under similar terms and conditions.  The weighted average interest rate on line of credit borrowings as of March 31, 2010 was 1.84% compared to 1.44% as of March 31, 2009.

The credit and liquidity crisis which began in 2008 has caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  While actual interest rates are currently low, one of our banks has recently increased the interest rate on our line of credit from LIBOR plus 70 basis points to LIBOR plus 200 basis points.  Two of the lines of credit also carry commitment fees.  Although we have taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity, there is no guarantee that we will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, we may have to eliminate or postpone capital expenditures.  We believe we will have adequate capacity under our current lines of credit to meet our financing needs throughout 2010.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  We believe we are currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report to Shareholders for the year ended December 31, 2009 for additional information regarding these restrictions.

The 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, have a mandatory tender date of June 1, 2010. The Company currently plans to meet its $4,300 obligation using funds available under its lines of credit or the proceeds of a potential debt issuance.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 46.3% as of March 31, 2010, compared with 47.2% as of December 31, 2009.  While our debt load has trended upward over the years, we have historically matched increasing debt with increasing equity so that our debt to total capitalization ratio was nearly fifty percent.  This capital structure has historically been acceptable to PPUC in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.

On April 27, 2010, the Company filed a “shelf” Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC), pursuant to which the Company seeks to register an aggregate amount of up to $40,000 of its common stock and debt securities. The Registration Statement is subject to review by the SEC, and the SEC must declare it effective before we can commence the offering of any common stock or debt securities. Upon the effectiveness of the Registration Statement, we will be able to issue debt securities, subject to market conditions at the time of any such offering.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.7% as of March 31, 2010, compared with 52.8% as of December 31, 2009.  It is the Company’s intent to maintain a ratio near fifty percent.  The 2009 common stock offering improved our ratio substantially.  Upon the effectiveness of the Registration Statement previously mentioned, we will be able to issue additional shares of our common stock, subject to market conditions at the time of any such offering.

Credit Rating
On April 26, 2010, Standard and Poor’s affirmed the Company’s credit rating at A-, with a stable outlook.  Our ability to maintain this rating depends, among other things, on adequate and timely rate relief, which we have been successful in obtaining, and our ability to fund capital expenditures in a balanced manner using both debt and equity.  For the remainder of 2010, our objectives will be to continue to maximize our funds provided by operations and maintain the equity component of total capitalization.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended March 31, 2010.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company does not engage in trading or risk management activities, with the exception of the interest rate swap agreement discussed in Note 6 to the financial statements, does not use derivative financial instruments for any purpose, has no lease obligations, no guarantees and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

See Note 11 to the Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities.  The Company does not engage in trading or risk management activities with the exception of an interest rate swap agreement, described below, does not use derivative financial instruments for any purpose, has no lease obligations, no guarantees and does not have material transactions involving related parties.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $33,000.  One line of credit includes a $4,000 portion, which is payable upon demand and carries an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2011), which currently carries an interest rate of LIBOR plus 2.00%.  The Company had $1,269 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of March 31, 2010.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2010 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 10 to the financial statements included herein).  The Company had $3,000 in outstanding borrowings under this line of credit as of March 31, 2010.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matured in April 2010 and carries an interest rate of LIBOR plus 2.00%.  The Company had $2,000 in outstanding borrowings under this line of credit as of March 31, 2010.  This line of credit was renewed through June 2011 under similar terms and conditions.  The weighted average interest rate on line of credit borrowings as of March 31, 2010 was 1.84%.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 8 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Series A Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.23% during the quarter ended March 31, 2010.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

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
3
Amended and Restated Articles of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

3.1	By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2007.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: May 7, 2010	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: May 7, 2010	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3
Amended and Restated Articles of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

3.1	By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2007.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.