Form 10-Q
period 2010-06-30
YORK WATER CO
filed 2010-08-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,647,613 Shares outstanding as of August 3, 2010

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2010	Dec. 31, 2009

ASSETS
UTILITY PLANT, at original cost	$266,710	$262,598
Plant acquisition adjustments	(2,734)	(2,759)
Accumulated depreciation	(40,650)	(38,364)
Net utility plant	223,326	221,475

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $179 in 2010
and $175 in 2009	723	554

CURRENT ASSETS:
Restricted cash-compensating balance	-	500
Receivables, net of reserves of $251 in 2010 and $225 in 2009	3,453	2,938
Unbilled revenues	2,449	2,451
Materials and supplies inventories, at cost	660	716
Prepaid expenses	469	387
Deferred income taxes	171	154
Total current assets	7,202	7,146

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,895	1,906
Notes receivable	449	476
Deferred regulatory assets	14,777	14,010
Restricted cash-compensating balance	500	-
Other	3,309	3,270
Total other long-term assets	20,930	19,662

Total Assets	$252,181	$248,837

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2010	Dec. 31, 2009

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$74,695	$73,569
issued and outstanding 12,642,038 shares in 2010
and 12,558,724 shares in 2009
Retained earnings	14,310	13,353
Total common stockholders' equity	89,005	86,922

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	78,911	73,227

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	3,000	5,000
Current portion of long-term debt	41	4,341
Accounts payable	1,844	892
Dividends payable	1,400	1,393
Accrued taxes	439	488
Accrued interest	1,005	1,019
Other accrued expenses	1,389	1,472
Total current liabilities	9,118	14,605

DEFERRED CREDITS:
Customers' advances for construction	16,041	16,188
Deferred income taxes	22,938	22,507
Deferred employee benefits	8,780	8,765
Other deferred credits	2,380	1,679
Total deferred credits	50,139	49,139

Contributions in aid of construction	25,008	24,944

Total Stockholders' Equity and Liabilities	$252,181	$248,837

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009

WATER OPERATING REVENUES:
Residential	$6,087	$5,832	$11,805	$11,365
Commercial and industrial	2,884	2,659	5,437	5,181
Other	777	719	1,522	1,438
	9,748	9,210	18,764	17,984

OPERATING EXPENSES:
Operation and maintenance	1,647	1,723	3,252	3,520
Administrative and general	1,643	1,712	3,326	3,563
Depreciation and amortization	1,142	1,090	2,285	2,159
Taxes other than income taxes	271	257	581	543
	4,703	4,782	9,444	9,785

Operating income	5,045	4,428	9,320	8,199

OTHER INCOME (EXPENSES):
Interest on debt	(1,201)	(1,262)	(2,404)	(2,533)
Allowance for funds used during construction	13	37	22	135
Other income (expenses), net	(80)	(119)	(156)	(260)
	(1,268)	(1,344)	(2,538)	(2,658)

Income before income taxes	3,777	3,084	6,782	5,541

Income taxes	1,433	1,171	2,599	2,131

Net income	$2,344	$1,913	$4,183	$3,410

Basic Earnings Per Share	$0.18	$0.17	$0.33	$0.30

Cash Dividends Declared Per Share	$0.128	$0.126	$0.256	$0.252

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2010 and 2009

	Common	Retained
	Stock	Earnings	Total

Balance, December 31, 2009	$73,569	$13,353	$86,922
Net income	-	4,183	4,183
Dividends ($.256 per share)	-	(3,226)	(3,226)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	1,126	-	1,126
Balance, June 30, 2010	$74,695	$14,310	$89,005

	Common	Retained
	Stock	Earnings	Total
Balance, December 31, 2008	$57,875	$11,891	$69,766
Net income	-	3,410	3,410
Dividends ($.252 per share)	-	(2,871)	(2,871)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	792	-	792
Balance, June 30, 2009	$58,667	$12,430	$71,097

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months
	Ended June 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,183	$3,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,285	2,159
Increase in deferred income taxes	340	1,365
Other	65	(11)
Changes in assets and liabilities:
Increase in accounts receivable, unbilled revenues and recoverable income taxes	(626)	(100)
Increase in materials and supplies and prepaid expenses	(26)	(112)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	479	940
Decrease in accrued interest and taxes	(63)	(120)
Increase in regulatory and other assets	(223)	(24)
Net cash provided by operating activities	6,414	7,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $12 in 2010 and $75 in 2009	(3,617)	(6,371)
Acquisitions of water systems	-	(2,165)
Increase in compensating balance	-	(500)
Decrease in notes receivable	27	26
Net cash used in investing activities	(3,590)	(9,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	223	200
Repayments of customer advances	(277)	(627)
Proceeds of long-term debt issues	12,633	13,185
Repayments of long-term debt	(14,249)	(13,043)
Borrowings under short-term line of credit agreements	1,000	4,000
Changes in cash overdraft position	(61)	(147)
Issuance of common stock	1,126	792
Dividends paid	(3,219)	(2,857)
Net cash (used in) provided by financing activities	(2,824)	1,503

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,398	$2,479
Income taxes	2,246	789

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $863 in 2010 and $1,014 in 2009 for the construction of utility plant.
Accounts payable and other deferred credits includes $61 in 2009 for the acquisition of water systems.
Short-term line of credit borrowings amounting to $3,000 were reclassified as long-term borrowings in 2010.

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

Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended June 30, 2010 and 2009 were based on weighted average shares outstanding of 12,613,839 and 11,410,981, respectively.

Basic earnings per share for the six months ended June 30, 2010 and 2009 were based on weighted average shares outstanding of 12,592,571 and 11,392,658, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Reclassification
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no effect on net income, the statement of common stockholders’ equity, or the statement of cash flow category reporting.

4.	Capital Commitments
The Company has committed a total of approximately $2,749 for upgrades to the water treatment facilities.  As of June 30, 2010, $2,323 remained to be incurred.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Service Cost	$ 180	$ 190	$ 388	$ 397
Interest Cost	327	315	668	655
Expected return on plan assets	(289)	(237)	(583)	(472)
Amortization of actuarial loss	40	89	106	202
Amortization of prior service cost	5	5	9	9
Rate-regulated adjustment	42	(4)	21	(100)
Net periodic pension expense	$ 305	$ 358	$ 609	$ 691

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1,218 to its pension plans in 2010.  As of June 30, 2010, a contribution of $330 had been made.  The Company expects to contribute the remaining $888 over the next two quarters of 2010.

6.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk. The Company’s net payment rate on the swap was 2.97% during the three months ended June 30, 2010 and 2.93% during the six months ended June 30, 2010.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended June 30, 2010, $89 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the six months ended June 30, 2010, $179 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $756 for the three months ended June 30, 2010 and a loss of $895 for the six months ended June 30, 2010.  The Company expects to reclassify $325 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of June 30, 2010.  If a violation were triggered on June 30, 2010, the Company would have been required to pay the counterparty approximately $1,926.

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

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,694	$1,694

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of June 30, 2010.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2010.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $232 as of June 30, 2010.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2009 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$979	$979

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $78,952 at June 30, 2010, and $77,568 at December 31, 2009, had an estimated fair value of approximately $91,000 as of each of the dates presented.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company recognized its A- credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at June 30, 2010 of $16,041 and $449, respectively.  At December 31, 2009, customers’ advances for construction and notes receivable had carrying values of $16,188 and $476, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Debt

	As of Jun. 30, 2010	As of Dec. 31, 2009
3.75% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	$ -	$4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	394	414
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	15,000	15,000
Committed Lines of Credit, due 2012	8,758	3,054
Total long-term debt	78,952	77,568
Less current maturities	(41)	(4,341)
Long-term portion	$78,911	$73,227

The 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, had a mandatory tender date of June 1, 2010. The Company retired the $4,300 obligation using funds available under its lines of credit.

In May 2010, the Company renewed the $13,000 committed portion of one of its lines of credit and extended the revolving 2-year maturity date to May 2012.

In May 2010, the Company renewed its $11,000 committed line of credit and extended the maturity date to May 2012.  Borrowings outstanding under the line of credit were shown as a component of short-term borrowings during the first quarter.  During the second quarter, the balances were reclassified to long-term debt because the maturity date is now more than one year away.  The corresponding compensating balance of $500 (see Note 10) was also reclassified from current assets to long-term assets due to the extended maturity date.

9.	Rate Matters
From time to time, the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 14, 2010 and sought an increase of $6,220, which would have represented a 15.9% increase in rates.  The request is currently under review.  Any rate increase approved by the PPUC will be effective not later than February 13, 2011.  There can be no assurance that the PPUC will grant the Company’s rate increase in the amount requested, if at all.

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

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of June 30, 2010, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 180,000 as of December 31, 2009.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact our revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.  Despite reduced consumption during the first quarter of 2010, increased consumption in the second quarter has helped to bring per capita consumption for the year-to-date period to only 0.6% less than the same period last year.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  Increases in revenues are generally dependent on the Company’s ability to obtain rate increases from the PPUC in a timely manner and in adequate amounts and to increase volumes of water sold through increased consumption and increases in the number of customers served.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory.  The Company also looks for additional opportunities to enter into bulk water contracts with municipalities and other entities to supply water.

Results of Operations

Three Months Ended June 30, 2010 Compared
With Three Months Ended June 30, 2009

Net income for the second quarter of 2010 was $2,344, an increase of $431, or 22.5%, from net income of $1,913 for the same period of 2009.  The primary contributing factors to the increase were higher water revenues and reduced pension, distribution system maintenance, interest and employee retirement expenses which were partially offset by higher depreciation expense.

Water operating revenues for the three months ended June 30, 2010 increased $538, or 5.8%, from $9,210 for the three months ended June 30, 2009 to $9,748 for the corresponding 2010 period.  The primary reasons for the increase in revenues were an increased distribution surcharge (DSIC) and growth in the customer base.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The average number of customers served in the second quarter of 2010 increased as compared to the same period of 2009 by 715 customers, from 61,808 to 62,523 customers.  The total per capita volume of water sold in the second quarter of 2010 increased compared to the corresponding 2009 period by approximately 2.1%.  The largest increase occurred in the industrial category followed by the commercial and residential categories.  The increase is attributed to, among other things, reduced rainfall.

Operating expenses for the second quarter of 2010 decreased $79, or 1.7%, from $4,782 for the second quarter of 2009 to $4,703 for the corresponding 2010 period.  The decrease was primarily due to reduced distribution system maintenance expense of approximately $61 and lower pension expense of approximately $54.  Higher capitalized overhead, lower pension administration fees and reduced chemical expense aggregating approximately $85 also added to the reduction of expenses.  Higher depreciation expense due to increased plant investment, increased salary and wage expense, higher power costs, increased capital stock tax and other expenses aggregating approximately $121 partially offset the decrease.

Interest expense on debt for the second quarter of 2010 decreased $61, or 4.8%, from $1,262 for the second quarter of 2009 to $1,201 for the corresponding 2010 period.  The primary reasons for the decrease were lower interest of $30 on the Company’s lines of credit due to reduced borrowings and lower interest payments of $23 due to retirement of the 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, in May of 2009 and the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010.  Interest on the $12,000 variable rate bonds decreased $8 due to reduced interest rates.  The average interest rate on the lines of credit was 2.09% for the quarter ended June 30, 2010 compared to 1.51% for the quarter ended June 30, 2009.  The average debt outstanding under the lines of credit was $8,957 for the second quarter of 2010 and $20,494 for the second quarter of 2009.

Allowance for funds used during construction decreased $24, from $37 in the second quarter of 2009 to $13 in the 2010 period, due to a planned lower volume of eligible construction.

Other expenses, net for the second quarter of 2010 decreased by $39 as compared to the same period of 2009.  The decrease was primarily due to lower employee retirement expense of $50.  An increase in other expenses aggregating approximately $11 offset the reduction.

Federal and state income taxes for the second quarter of 2010 increased by $262, or 22.4%, compared to the same period of 2009, primarily due to an increase in taxable income.  The Company’s effective tax rate was 37.9% in the second quarter of 2010 and 38.0% in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared
With Six Months Ended June 30, 2009

Net income for the first six months of 2010 was $4,183, an increase of $773, or 22.7%, from net income of $3,410 for the same period of 2009.  The primary contributing factors to the increase were higher water revenues and reduced salary and wage expense.  Lower interest, employee retirement, distribution system maintenance and pension expenses and higher capitalized overhead added to the reduction of expenses and were partially offset by a reduced allowance for funds used during construction, higher depreciation expense, power costs and capital stock tax.

Water operating revenues for the six months ended June 30, 2010 increased $780, or 4.3%, from $17,984 for the six months ended June 30, 2009 to $18,764 for the corresponding 2010 period.  The primary reasons for the increase in revenues were an increased DSIC and growth in the customer base.  The average number of customers served in the first six months of 2010 increased as compared to the same period of 2009 by 689 customers, from 61,716 to 62,405 customers.  For the remainder of the year, the Company expects revenues to remain consistent with the first six months.  Drought warnings or restrictions as well as regulatory actions and weather patterns could impact results in future quarters.

Operating expenses for the first six months of 2010 decreased $341, or 3.5%, from $9,785 for the first six months of 2009 to $9,444 for the corresponding 2010 period.  The decrease was primarily due to lower salary and wage expense of approximately $230.  This was mainly a result of the vacation accrual recorded last year as discussed in Form 10-K for the year ended December 31, 2009.  Lower distribution system maintenance expense, reduced pension cost, increased capitalized overhead and other expenses aggregating approximately $331 added to the reduction of expenses.  Higher depreciation expense due to increased plant investment, increased power costs and higher capital stock tax aggregating approximately $220 partially offset the decrease.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in plant, and other operating expenses are expected to increase at a moderate rate as costs to serve customers and to extend our distribution system continue to rise.

Interest expense on debt for the first six months of 2010 decreased $129, or 5.1%, from $2,533 for the first six months of 2009 to $2,404 for the corresponding 2010 period.  The primary reasons for the decrease were lower interest payments of $49 due to retirement of the 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, in May of 2009 and the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010, lower interest of $42 on the $12,000 variable rate bonds due to reduced interest rates and lower interest of $38 on the Company’s lines of credit due to reduced borrowings.  The average interest rate on the lines of credit was 1.98% for the six months ended June 30, 2010 compared to 1.36% for the six months ended June 30, 2009.  The average debt outstanding under the lines of credit was $8,205 for the first six months of 2010 and $18,706 for the first six months of 2009.

Allowance for funds used during construction decreased $113, from $135 in the first six months of 2009 to $22 in the 2010 period, due to a planned lower volume of eligible construction.  Eligible 2009 construction expenditures included a main extension to West Manheim Township.

Other expenses, net for the first six months of 2010 decreased by $104 as compared to the same period of 2009.  The decrease was primarily due to lower employee retirement expense of $99.  Other expenses aggregating approximately $5 added to the reduction.

Federal and state income taxes for the first six months of 2010 increased by $468, or 22.0%, compared to the same period of 2009, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.3% in the first six months of 2010 and 38.5% in the first six months of 2009.

Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 14, 2010 and sought an increase of $6,220, which would have represented a 15.9% increase in rates.  The request is currently under review.  Any rate increase approved by the PPUC will be effective not later than February 13, 2011.  There can be no assurance that the PPUC will grant the Company’s rate increase in the amount requested, if at all.

Capital Expenditures

For the six months ended June 30, 2010, the Company invested $3,617 in construction expenditures for routine items as well as various replacements of aging infrastructure.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from its stock purchase plans, customer advances and the DSIC allowed by the PPUC.

The Company anticipates construction expenditures for the remainder of 2010 of approximately $9,123.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for further upgrades to water treatment facilities and various replacements of aging infrastructure.  The Company intends to use internally-generated funds for at least half of the anticipated construction and fund the remainder through line of credit borrowings, proceeds from our stock purchase plans, possible long-term debt offerings, the DSIC and customer advances and contributions.  Customer advances and contributions are expected to account for approximately 3% of funding requirements in 2010.  We believe we will have adequate access to the capital markets, if necessary during 2010, to fund anticipated construction and acquisition expenditures.

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

Funds from Operations
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first six months of 2010, we generated $6,414 internally as compared to $7,507 in the first six months of 2009.  A decrease in deferred income taxes, which is a non-cash expense, reduced cash flow from operating activities.  In addition to internally-generated funds, we used our bank lines of credit to help fund operations and construction.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2010, the Company maintained unsecured lines of credit aggregating $33,000 with three banks.  One line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2012), which currently carries an interest rate of LIBOR plus 2.00%.  The Company had $3,758 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of June 30, 2010.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2012 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 10 to the financial statements included herein).  The Company had $5,000 in outstanding borrowings under this line of credit as of June 30, 2010.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2011 and carries an interest rate of LIBOR plus 2.00%.  The Company had $3,000 in outstanding borrowings under this line of credit as of June 30, 2010.  The weighted average interest rate on line of credit borrowings as of June 30, 2010 was 2.15% compared to 1.41% as of June 30, 2009.

The credit and liquidity crisis which began in 2008 has caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  While actual interest rates are currently low, one of our banks increased the interest rate on our line of credit from LIBOR plus 70 basis points to LIBOR plus 200 basis points in 2009.  The higher interest rate remains in 2010.  One of the lines of credit also carries a commitment fee.  Although we have taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity, there is no guarantee that we will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, we may have to eliminate or postpone capital expenditures.  We believe we will have adequate capacity under our current lines of credit to meet our financing needs throughout 2010.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  We believe we are currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report to Shareholders for the year ended December 31, 2009 for additional information regarding these restrictions.

The 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, had a mandatory tender date of June 1, 2010. The Company retired the $4,300 obligation using funds available under its lines of credit.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 47.0% as of June 30, 2010, compared with 47.2% as of December 31, 2009.  While our debt load has trended upward over the years, we have historically matched increasing debt with increasing equity so that our debt to total capitalization ratio was nearly fifty percent.  This capital structure has historically been acceptable to PPUC in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission (SEC), pursuant to which the Company may offer an aggregate amount of up to $40,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.0% as of June 30, 2010, compared with 52.8% as of December 31, 2009.  It is the Company’s intent to maintain a ratio near fifty percent.  The 2009 common stock offering improved our ratio substantially.  Under the Registration Statement previously mentioned, we have the ability to issue additional shares of our common stock, subject to market conditions at the time of any such offering.

Credit Rating
Our ability to maintain our credit rating depends, among other things, on adequate and timely rate relief, which we have been successful in obtaining, and our ability to fund capital expenditures in a balanced manner using both debt and equity.  For the remainder of 2010, our objectives will be to continue to maximize our funds provided by operations and maintain the equity component of total capitalization.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended June 30, 2010.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 6 to the financial statements, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no lease obligations, no guarantees and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

See Note 11 to the financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities.  The Company uses a derivative financial instrument, an interest rate swap agreement described below, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no lease obligations, no guarantees and does not have material transactions involving related parties.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $33,000.  One line of credit includes a $4,000 portion, which is payable upon demand and carries an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2012), which currently carries an interest rate of LIBOR plus 2.00%.  The Company had $3,758 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of June 30, 2010.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2012 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 10 to the financial statements included herein).  The Company had $5,000 in outstanding borrowings under this line of credit as of June 30, 2010.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2011 and carries an interest rate of LIBOR plus 2.00%.  The Company had $3,000 in outstanding borrowings under this line of credit as of June 30, 2010.  The weighted average interest rate on line of credit borrowings as of June 30, 2010 was 2.15%.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 8 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Series A Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.31% during the three months ended June 30, 2010 and 0.27% during the six months ended June 30, 2010.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”), dated as of May 1, 2008, in order to enhance the marketability of the variable rate bonds and to keep the interest rate on the bonds low.  This agreement provides for a three-year direct pay letter of credit issued by the bank to the trustee for the Series A Bonds.  The letter of credit expires May 6, 2012 and is reviewed annually for a possible one-year extension.  The Company’s responsibility under this agreement is to reimburse the bank on a timely basis for interest payments made to the bondholders and for any tendered bonds that could not be remarketed.  The Company has fourteen months from the time bonds are tendered to reimburse the bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the bank immediately for any tendered bonds.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

THE YORK WATER COMPANY

Date: August 6, 2010	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: August 6, 2010	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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