Form 10-Q
period 2010-09-30
YORK WATER CO
filed 2010-11-05
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,669,999 Shares outstanding as of November 3, 2010

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2010	Dec. 31, 2009

ASSETS
UTILITY PLANT, at original cost	$269,875	$262,598
Plant acquisition adjustments	(2,721)	(2,759)
Accumulated depreciation	(41,710)	(38,364)
Net utility plant	225,444	221,475

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $182 in 2010
and $175 in 2009	721	554

CURRENT ASSETS:
Restricted cash-compensating balance	-	500
Receivables, net of reserves of $256 in 2010 and $225 in 2009	3,729	2,938
Unbilled revenues	2,446	2,451
Recoverable income taxes	642	-
Materials and supplies inventories, at cost	648	716
Prepaid expenses	560	387
Deferred income taxes	175	154
Total current assets	8,200	7,146

OTHER LONG-TERM ASSETS:
Deferred debt expense	1,880	1,906
Notes receivable	441	476
Deferred regulatory assets	15,397	14,010
Restricted cash-compensating balance	500	-
Other	3,439	3,270
Total other long-term assets	21,657	19,662

Total Assets	$256,022	$248,837

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2010	Dec. 31, 2009

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$75,077	$73,569
issued and outstanding 12,667,668 shares in 2010
and 12,558,724 shares in 2009
Retained earnings	15,361	13,353
Total common stockholders' equity	90,438	86,922

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	78,189	73,227

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	3,000	5,000
Current portion of long-term debt	41	4,341
Accounts payable	3,065	892
Dividends payable	1,404	1,393
Accrued taxes	20	488
Accrued interest	1,163	1,019
Other accrued expenses	1,427	1,472
Total current liabilities	10,120	14,605

DEFERRED CREDITS:
Customers' advances for construction	15,974	16,188
Deferred income taxes	24,660	22,507
Deferred employee benefits	8,799	8,765
Other deferred credits	2,815	1,679
Total deferred credits	52,248	49,139

Contributions in aid of construction	25,027	24,944

Total Stockholders' Equity and Liabilities	$256,022	$248,837

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009

WATER OPERATING REVENUES:
Residential	$6,538	$6,119	$18,343	$17,484
Commercial and industrial	3,179	2,886	8,616	8,067
Other	770	745	2,292	2,183
	10,487	9,750	29,251	27,734

OPERATING EXPENSES:
Operation and maintenance	1,788	1,812	5,040	5,332
Administrative and general	1,649	1,708	4,975	5,271
Depreciation and amortization	1,150	1,130	3,435	3,289
Taxes other than income taxes	296	264	877	807
	4,883	4,914	14,327	14,699

Operating income	5,604	4,836	14,924	13,035

OTHER INCOME (EXPENSES):
Interest on debt	(1,193)	(1,254)	(3,597)	(3,787)
Allowance for funds used during construction	29	35	51	170
Other income (expenses), net	(131)	(191)	(287)	(451)
	(1,295)	(1,410)	(3,833)	(4,068)

Income before income taxes	4,309	3,426	11,091	8,967

Income taxes	1,639	1,335	4,238	3,466

Net income	$2,670	$2,091	$6,853	$5,501

Basic Earnings Per Share	$0.21	$0.18	$0.54	$0.48

Cash Dividends Declared Per Share	$0.128	$0.126	$0.384	$0.378

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2010 and 2009

	Common	Retained
	Stock	Earnings	Total

Balance, December 31, 2009	$73,569	$13,353	$86,922
Net income	-	6,853	6,853
Dividends ($.384 per share)	-	(4,845)	(4,845)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	1,508	-	1,508
Balance, September 30, 2010	$75,077	$15,361	$90,438

	Common	Retained
	Stock	Earnings	Total
Balance, December 31, 2008	$57,875	$11,891	$69,766
Net income	-	5,501	5,501
Dividends ($.378 per share)	-	(4,432)	(4,432)
Issuance of 950,000 shares of common stock	12,462	-	12,462
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	1,210	-	1,210
Balance, September 30, 2009	$71,547	$12,960	$84,507

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months
	Ended September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,853	$5,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,435	3,289
Increase in deferred income taxes	1,948	2,022
Other	90	(2)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, unbilled revenues and recoverable income taxes	(1,597)	214
Increase in materials and supplies and prepaid expenses	(105)	(177)
Increase in accounts payable, accrued expenses, regulatory
and other liabilities, and deferred employee benefits and credits	935	1,532
Increase (decrease) in accrued interest and taxes	(324)	336
Increase in regulatory and other assets	(616)	(36)
Net cash provided by operating activities	10,619	12,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $28 in 2010 and $95 in 2009	(5,727)	(9,574)
Acquisitions of water systems	-	(2,165)
Increase in compensating balance	-	(500)
Decrease in notes receivable	35	47
Net cash used in investing activities	(5,692)	(12,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	271	390
Repayments of customer advances	(358)	(830)
Proceeds of long-term debt issues	18,114	18,615
Repayments of long-term debt	(20,452)	(26,619)
Borrowings (repayments) under short-term line of credit agreements	1,000	(1,000)
Changes in cash overdraft position	(176)	(362)
Issuance of common stock	1,508	13,672
Dividends paid	(4,834)	(4,297)
Net cash used in financing activities	(4,927)	(431)

Net change in cash and cash equivalents	-	56
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$56

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,413	$3,515
Income taxes	3,384	914

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,920 in 2010 and $1,060 in 2009 for the construction of utility plant.
Accounts payable and other deferred credits includes $42 in 2009 for the acquisition of water systems.
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

Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended September 30, 2010 and 2009 were based on weighted average shares outstanding of 12,648,338 and 11,455,817, respectively.

Basic earnings per share for the nine months ended September 30, 2010 and 2009 were based on weighted average shares outstanding of 12,611,364 and 11,413,942, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Reclassification
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no effect on net income, the statement of common stockholders’ equity, or the statement of cash flow category reporting.

4.	Capital Commitments
The Company has committed a total of approximately $2,749 for upgrades to the water treatment facilities.  As of September 30, 2010, $996 remained to be incurred.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Service Cost	$ 195	$ 198	$ 583	$ 595
Interest Cost	333	328	1,001	983
Expected return on plan assets	(291)	(236)	(874)	(708)
Amortization of actuarial loss	54	101	160	303
Amortization of prior service cost	4	4	13	13
Rate-regulated adjustment	9	(49)	30	(149)
Net periodic pension expense	$ 304	$ 346	$ 913	$ 1,037

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1,218 to its pension plans in 2010.  The Company now plans to contribute $1,280 to its pension plans in 2010.  As of September 30, 2010, contributions of $660 had been made.  The Company expects to contribute the remaining $620 during the fourth quarter of 2010.

6.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk. The Company’s net payment rate on the swap was 3.01% during the three months ended September 30, 2010 and 2.95% during the nine months ended September 30, 2010.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended September 30, 2010, $90 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the nine months ended September 30, 2010, $269 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $533 for the three months ended September 30, 2010 and a loss of $1,428 for the nine months ended September 30, 2010.  The Company expects to reclassify $353 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of September 30, 2010.  If a violation were triggered on September 30, 2010, the Company would have been required to pay the counterparty approximately $2,397.  The Company’s current credit rating with Standard & Poor’s is in compliance with this requirement.

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

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,138	$2,138

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of September 30, 2010.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2010.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $259 as of September 30, 2010.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2009 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$979	$979

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $78,230 at September 30, 2010, and $77,568 at December 31, 2009, had an estimated fair value of approximately $93,000 and $91,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at September 30, 2010 of $15,974 and $441, respectively.  At December 31, 2009, customers’ advances for construction and notes receivable had carrying values of $16,188 and $476, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Debt

	As of Sept. 30, 2010	As of Dec. 31, 2009
3.75% Industrial Development Authority Revenue
Refunding Bonds, Series 1995, due 2010	$ -	$4,300
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	383	414
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	15,000	15,000
Committed Lines of Credit, due 2012	8,047	3,054
Total long-term debt	78,230	77,568
Less current maturities	(41)	(4,341)
Long-term portion	$78,189	$73,227

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
From time to time, the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 14, 2010 and sought an increase of $6,220, which would have represented a 15.9% increase in rates.  Effective November 4, 2010, the PPUC authorized an increase in rates designed to produce approximately $3,400 in additional annual revenues.  The Company does not expect to file a base rate increase request in 2011.

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

12.	Subsequent Events
On October 8, 2010, the Company issued $15,000 aggregate principal amount of 5.00% Monthly Senior Notes Series 2010A due October 1, 2040 (the “Senior Notes”) pursuant to the terms of an indenture, as supplemented by a first supplemental indenture, each dated as of October 1, 2010, between the Company and Manufacturers and Traders Trust Company, as trustee.  The Senior Notes bear interest at a rate of 5.00% payable monthly with a maturity date of October 1, 2040.  The Senior Notes are direct, unsecured and unsubordinated obligations of the Company.  The indenture contains various covenants and restrictions.  The Company believes it is currently in compliance with all of these restrictions.  The Company received net proceeds, after deducting issuance costs, of approximately $14,300.  The net proceeds were used to pay off the Company’s line of credit borrowings incurred for capital expenditures and acquisitions, to retire maturing long-term debt issues, and for general corporate purposes.  The Senior Notes are subject to redemption at the direction of the Company, in whole or in part, at any time on or after October 1, 2015.

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

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of September 30, 2010, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 19.2 million gallons.  The Company's service territory had an estimated population of 180,000 as of December 31, 2009.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact our revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions. On September 16, 2010, state officials issued a drought warning for 24 Pennsylvania counties and a drought watch for the remaining 43 counties.  The Company's service territory, including York and Adams Counties, are included in the watch.  The watch calls for a voluntary reduction in water use of 5 percent.  The watch could potentially impact fourth quarter revenues and net income depending on the length and severity of the dry conditions; however, usage typically declines during the fourth quarter under normal conditions, so the impact is not expected to be material.  Despite reduced consumption during the first quarter of 2010, increased consumption in the second and third quarters have helped to bring per capita consumption for the year-to-date period to 0.9% more than the same period last year.

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

Results of Operations

Three Months Ended September 30, 2010 Compared
With Three Months Ended September 30, 2009

Net income for the third quarter of 2010 was $2,670, an increase of $579, or 27.7%, from net income of $2,091 for the same period of 2009.  The primary contributing factors to the increase were higher water revenues and reduced expenses for employee retirement, interest, filter plant and distribution system maintenance, and rate case.

Water operating revenues for the three months ended September 30, 2010 increased $737, or 7.6%, from $9,750 for the three months ended September 30, 2009 to $10,487 for the corresponding 2010 period.  The primary reasons for the increase in revenues were an increased distribution surcharge (DSIC) and an increase in per capita consumption.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The total per capita volume of water sold in the third quarter of 2010 increased compared to the corresponding 2009 period by approximately 3.6%.  The increase is attributed to, among other things, a change in rainfall patterns and increased industrial consumption.  The average number of customers served in the third quarter of 2010 increased as compared to the same period of 2009 by 562 customers, from 61,984 to 62,546 customers.

Operating expenses for the third quarter of 2010 decreased $31, or 0.6%, from $4,914 for the third quarter of 2009 to $4,883 for the corresponding 2010 period.  The decrease was primarily due to reduced filter plant and distribution system maintenance expense of approximately $54, lower rate case expense of approximately $47 and reduced pension expense of approximately $42.  Higher capitalized overhead and reduced chemical expense aggregating approximately $62 also added to the reduction of expenses.  Increased salary and wage expense, higher power costs, increased capital stock tax, higher 401K match and pension administration expense, higher depreciation expense due to increased plant investment, and other expenses aggregating approximately $174 partially offset the decrease.

Interest expense on debt for the third quarter of 2010 decreased $61, or 4.9%, from $1,254 for the third quarter of 2009 to $1,193 for the corresponding 2010 period.  The primary reasons for the decrease were lower interest payments of $40 due to retirement of the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010 and lower interest of $16 on the Company’s lines of credit due to reduced borrowings.  Interest on the $12,000 variable rate bonds decreased $5 due to reduced interest rates.  The average interest rate on the lines of credit was 2.33% for the quarter ended September 30, 2010 compared to 1.40% for the quarter ended September 30, 2009.  The average debt outstanding under the lines of credit was $11,537 for the third quarter of 2010 and $21,758 for the third quarter of 2009.

Allowance for funds used during construction decreased $6, from $35 in the third quarter of 2009 to $29 in the 2010 period, due to a planned lower volume of eligible construction.

Other expenses, net for the third quarter of 2010 decreased by $60 as compared to the same period of 2009.  The decrease was primarily due to lower employee retirement expense of $74.  An increase in other expenses aggregating approximately $14 offset the reduction.

Federal and state income taxes for the third quarter of 2010 increased by $304, or 22.8%, compared to the same period of 2009, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.0% in the third quarter of 2010 and 39.0% in the third quarter of 2009.  The higher effective tax rate during the third quarter of 2009 was due to additional taxes payable on the deferred compensation plans.

Nine Months Ended September 30, 2010 Compared
With Nine Months Ended September 30, 2009

Net income for the first nine months of 2010 was $6,853, an increase of $1,352, or 24.6%, from net income of $5,501 for the same period of 2009.  The primary contributing factors to the increase were higher water revenues and reduced expenses for salary and wages, interest and employee retirement.  Lower distribution system maintenance expense and higher capitalized overhead added to the reduction of expenses and were partially offset by higher depreciation expense, a reduced allowance for funds used during construction, higher power costs and increased capital stock tax.

Water operating revenues for the nine months ended September 30, 2010 increased $1,517, or 5.5%, from $27,734 for the nine months ended September 30, 2009 to $29,251 for the corresponding 2010 period.  The primary reasons for the increase in revenues were an increased DSIC and growth in the customer base.  The average number of customers served in the first nine months of 2010 increased as compared to the same period of 2009 by 646 customers, from 61,806 to 62,452 customers.  For the remainder of the year, the Company expects revenues to remain consistent with the first nine months as the rate increase is expected to be offset by decreased consumption after the higher summer demand.  Drought warnings or restrictions as well as regulatory actions and weather patterns could impact results in future quarters, but are not expected to materially impact the fourth quarter of 2010.

Operating expenses for the first nine months of 2010 decreased $372, or 2.5%, from $14,699 for the first nine months of 2009 to $14,327 for the corresponding 2010 period.  The decrease was primarily due to lower salary and wage expense of approximately $191.  This was mainly a result of the vacation accrual recorded last year as discussed in the Company’s Form 10-K for the year ended December 31, 2009.  Reduced pension cost, lower distribution system maintenance expense, increased capitalized overhead and other expenses aggregating approximately $477 added to the reduction of expenses.  Higher depreciation expense due to increased plant investment, increased power costs and higher capital stock tax aggregating approximately $296 partially offset the decrease.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in plant, and other operating expenses are expected to remain consistent with the first nine months.

Interest expense on debt for the first nine months of 2010 decreased $190, or 5.0%, from $3,787 for the first nine months of 2009 to $3,597 for the corresponding 2010 period.  The primary reasons for the decrease were lower interest payments of $90 due to retirement of the 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, in May of 2009 and the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010, lower interest of $53 on the Company’s lines of credit due to reduced borrowings and lower interest of $47 on the $12,000 variable rate bonds due to reduced interest rates.  The average interest rate on the lines of credit was 2.10% for the nine months ended September 30, 2010 compared to 1.51% for the nine months ended September 30, 2009.  The average debt outstanding under the lines of credit was $9,328 for the first nine months of 2010 and $19,735 for the first nine months of 2009.  For the remainder of the year, interest expense is expected to increase due to a higher rate on the new long-term debt issued in October than on the line of credit borrowings it replaced.

Allowance for funds used during construction decreased $119, from $170 in the first nine months of 2009 to $51 in the 2010 period, due to a planned lower volume of eligible construction.  Eligible 2009 construction expenditures included a main extension to West Manheim Township.

Other expenses, net for the first nine months of 2010 decreased by $164 as compared to the same period of 2009.  The decrease was primarily due to lower employee retirement expense of $173.  Other expenses aggregating approximately $9 offset the reduction.

Federal and state income taxes for the first nine months of 2010 increased by $772, or 22.3%, compared to the same period of 2009, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.2% in the first nine months of 2010 and 38.7% in the first nine months of 2009.

Rate Matters

From time to time, the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 14, 2010 and sought an increase of $6,220, which would have represented a 15.9% increase in rates.  Effective November 4, 2010, the PPUC authorized an increase in rates designed to produce approximately $3,400 in additional annual revenues.  The Company does not expect to file a base rate increase request in 2011.

Capital Expenditures

For the nine months ended September 30, 2010, the Company invested $5,727 in construction expenditures for routine items as well as various replacements of aging infrastructure.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, borrowings against the Company’s lines of credit, proceeds from its stock purchase plans, customer advances and the DSIC allowed by the PPUC.

The Company anticipates construction expenditures for the remainder of 2010 of approximately $5,505.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for further upgrades to water treatment facilities and various replacements of aging infrastructure.  The Company intends to use internally-generated funds for at least half of the anticipated construction and fund the remainder through our long-term debt offering completed in October 2010, line of credit borrowings, proceeds from our stock purchase plans, the DSIC and customer advances and contributions.  Customer advances and contributions are expected to account for a minimal amount of the funding requirements in 2010.  We believe we have adequate funding from the proceeds of our long-term debt offering and the availability under our lines of credit to meet our capital needs well into 2011.

Liquidity and Capital Resources

Cash
Although the Company is able to generate funds internally through customer bill payments, we have not historically maintained cash on the balance sheet.  The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is automatically invested in an interest-bearing account overnight.  Likewise, if additional funds are needed, in addition to what is generated internally, for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash management facility has historically provided the necessary liquidity and funding for our operations and we expect that to continue to be the case for the foreseeable future.

Funds from Operations
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first nine months of 2010, we generated $10,619 internally as compared to $12,679 in the first nine months of 2009.  An increase in income taxes paid reduced cash flow from operating activities.  In addition to internally-generated funds, we used our bank lines of credit to help fund operations and construction.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2010, the Company maintained unsecured lines of credit aggregating $33,000 with three banks.  One line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2012), which currently carries an interest rate of LIBOR plus 2.00%.  The Company had $2,047 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of September 30, 2010.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2012 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 10 to the financial statements).  The Company had $6,000 in outstanding borrowings under this line of credit as of September 30, 2010.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2011 and carries an interest rate of LIBOR plus 2.00%.  The Company had $3,000 in outstanding borrowings under this line of credit as of September 30, 2010.  The weighted average interest rate on line of credit borrowings as of September 30, 2010 was 2.24% compared to 1.47% as of September 30, 2009.

The credit and liquidity crisis which began in 2008 has caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  While actual interest rates are currently low, one of our banks increased the interest rate on our line of credit from LIBOR plus 70 basis points to LIBOR plus 200 basis points in 2009.  The higher interest rate remains in effect for 2010.  One of the lines of credit also carries a commitment fee.  Although we have taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity, there is no guarantee that we will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, we may have to eliminate or postpone capital expenditures.  The Company was able to pay off its line of credit borrowings by issuing long-term debt in October 2010.  We believe we will have adequate capacity under our current lines of credit to meet our financing needs throughout the remainder of the year and well into 2011.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  We believe we were in compliance with all of these restrictions as of September 30, 2010.  See Note 4 to the Company's Annual Report to Shareholders for the year ended December 31, 2009 for additional information regarding these restrictions.

The 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, had a mandatory tender date of June 1, 2010. The Company retired the $4,300 obligation using funds available under its lines of credit.

On October 8, 2010, the Company issued $15,000 aggregate principal amount of 5.00% Monthly Senior Notes Series 2010A due October 1, 2040 (the “Senior Notes”) pursuant to the terms of an indenture, as supplemented by a first supplemental indenture, each dated as of October 1, 2010, between the Company and Manufacturers and Traders Trust Company, as trustee.  The Senior Notes bear interest at a rate of 5.00% payable monthly with a maturity date of October 1, 2040.  The Senior Notes are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $14,300.  The net proceeds were used to pay off the Company’s line of credit borrowings incurred for capital expenditures and acquisitions, to retire maturing long-term debt issues, and for general corporate purposes.  The Senior Notes are subject to redemption at the direction of the Company, in whole or in part, at any time on or after October 1, 2015.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 46.4% as of September 30, 2010, compared with 47.2% as of December 31, 2009.  While our debt load has trended upward over the years, we have historically matched increasing debt with increasing equity so that our debt to total capitalization ratio was nearly fifty percent.  This capital structure has historically been acceptable to PPUC in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission (SEC), pursuant to which the Company may offer an aggregate remaining amount of up to $25,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.6% as of September 30, 2010, compared with 52.8% as of December 31, 2009.  It is the Company’s intent to maintain a ratio near fifty percent.  The 2009 common stock offering improved our ratio substantially.  Under the Registration Statement previously mentioned, we have the ability to issue additional shares of our common stock, subject to market conditions at the time of any such offering.

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

Drought

On September 16, 2010, state officials issued a drought warning for 24 Pennsylvania counties and a drought watch for the remaining 43 counties.  The Company's service territory, including York and Adams Counties, are included in the watch.  The watch calls for a voluntary reduction in water use of 5 percent.  The watch could potentially impact fourth quarter revenues and net income depending on the length and severity of the dry conditions; however, usage typically declines during the fourth quarter under normal conditions, so the impact is not expected to be material.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended September 30, 2010.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $33,000.  One line of credit includes a $4,000 portion, which is payable upon demand and carries an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2012), which currently carries an interest rate of LIBOR plus 2.00%.  The Company had $2,047 in outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of September 30, 2010.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2012 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 10 to the financial statements included herein).  The Company had $6,000 in outstanding borrowings under this line of credit as of September 30, 2010.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2011 and carries an interest rate of LIBOR plus 2.00%.  The Company had $3,000 in outstanding borrowings under this line of credit as of September 30, 2010.  The weighted average interest rate on line of credit borrowings as of September 30, 2010 was 2.24%.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 8 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Series A Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.30% during the three months ended September 30, 2010 and 0.28% during the nine months ended September 30, 2010.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”), dated as of May 1, 2008, in order to enhance the marketability of the variable rate bonds and to minimize the interest rate on the bonds.  This agreement provides for a three-year direct pay letter of credit issued by the bank to the trustee for the Series A Bonds.  The letter of credit expires May 6, 2012 and is reviewed annually for a possible one-year extension.  The Company’s responsibility under this agreement is to reimburse the bank on a timely basis for interest payments made to the bondholders and for any tendered bonds that could not be remarketed.  The Company has fourteen months from the time bonds are tendered to reimburse the bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the bank immediately for any tendered bonds.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

THE YORK WATER COMPANY

Date: November 5, 2010	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: November 5, 2010	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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