Form 10-K
period 2010-12-31
YORK WATER CO
filed 2011-03-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2010 was $179,516,943.
As of March 7, 2011 there were 12,696,512 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2010 Annual Report to Shareholders are incorporated by reference into Parts I and II.
Portions of the Proxy Statement for the Company's 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The Company is a corporation duly organized under the laws of the Commonwealth of Pennsylvania in 1816.

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of water per day.  As of December 31, 2010, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.9 million gallons.  The Company's service territory had an estimated population of 182,000 as of December 31, 2010. Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  The Company has minimum customer charges in place which are intended to cover fixed costs of operations under all likely weather conditions.  Although the Company is not a seasonal business, there is generally an increase in revenues during the second and third quarters from higher consumption due to the hot and dry conditions typical of the summer months.  The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers.

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

DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the Company’s needs and the needs of other regulated users.  Through its Division of Dam Safety, DEP regulates the operation and maintenance of the Company’s impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  DEP reviews these reports and inspects the Company’s dams annually.  DEP most recently inspected the Company’s dams in April 2010 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate DEP’s recommended design flood for the dams.  Management presented the results of the study to DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with DEP in September 2006 to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing the final design and permitting process and expects to begin armoring one of the dams between 2011 and 2013.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5.5 million.

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

Growth
During the five year period ended December 31, 2010, the Company maintained growth in the number of customers and distribution facilities. The Company presently has 110 full time employees.

The following table sets forth certain of our summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Revenues
Residential	$24,478	$23,299	$20,572	$19,722	$17,972
Commercial and industrial	11,440	10,734	9,671	9,290	8,497
Other	3,087	3,010	2,595	2,421	2,189
Total	$39,005	$37,043	$32,838	$31,433	$28,658
Average daily consumption
(gallons per day)	18,875,000	18,233,000	18,298,000	19,058,000	18,769,000
Miles of mains
at year-end	925	922	884	845	817
Additional distribution mains
installed/acquired (ft.)	19,886	200,439	206,140	147,803	159,330
Number of customers
at year-end	62,505	62,186	61,527	58,890	57,578
Population served
at year-end	182,000	180,000	176,000	171,000	166,000

Please refer to the “Highlights of Our 195th Year” section of our 2010 Annual Report to Shareholders filed herewith as Exhibit 13 for summary financial information for the last five years.

For further information regarding requesting copies of the Company’s financial reports, please see the “Financial Reports and Investor Relations” portion of the Shareholder Information section of our 2010 Annual Report to Shareholders filed herewith as Exhibit 13.  The Company makes available free of charge, on or through its website (www.yorkwater.com), its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

The failure to maintain our existing credit rating could affect our cost of funds and related liquidity.

Standard & Poor's Ratings Services rates our outstanding debt and has given a credit rating to us.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  In light of the difficulties in the financial services industry and the difficult financial markets, there can be no assurance that we will be able to maintain our current strong credit rating.  Failure to do so could adversely affect our cost of funds and related liquidity.

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

Our water system includes two impounding dams.  While we maintain robust dam maintenance and inspection programs, a failure of the dams could result in injuries and damage to residential and/or commercial property downstream for which we may be responsible, in whole or in part.  The failure of a dam could also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations.  We carry liability insurance on our dams, however, our limits may not be sufficient to cover all losses or liabilities incurred due to the failure of one of our dams.  The estimated costs to maintain and upgrade our dams are included in our capital budget.  Although such costs have previously been recoverable in rates, there is no guarantee that these costs will continue to be recoverable and in what magnitude they will be recoverable.

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

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons of water per day.  As of December 31, 2010, the Company's present average daily availability was 35.0 million gallons, and daily consumption was approximately 18.9 million gallons.

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

Water Treatment

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York.  Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2010 of approximately 18.9 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant and in 2007, began upgrading the facility to increase capacity for future growth.  The project is expected to continue over the next several years.

The Company’s sediment recycling facility is located at its Spring Garden Township location.  This state of the art facility employs cutting edge technology to remove fine, suspended solids from untreated water.  The Company estimates that through this energy efficient, environmentally friendly process, approximately 600 tons of sediment will be removed annually, thereby improving the quality of the Codorus Creek watershed.

Transmission and Distribution

The distribution system of the Company has approximately 925 miles of main water lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 28 booster stations and 30 standpipes and reservoirs capable of storing approximately 58 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of our customer demand and pumping capacity, standby generators have been installed at all critical booster stations to provide emergency power in the event of an electric utility interruption.

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

Item 3.	Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption "Market for Common Stock and Dividends" and “Dividend Policy” of the 2010 Annual Report to Shareholders is incorporated herein by reference.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 38,000 authorized shares remain unissued as of December 31, 2010.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2010.

Performance Graph

The information set forth under the caption “Performance Graph” of the 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 6.	Selected Financial Data.

The information set forth under the caption "Highlights of Our 195th Year" of the 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2010 Annual Report to Shareholders is incorporated herein by reference.

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	changes in accounting pronouncements;
•	changes in our credit rating or the market price of our common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

(All dollar amounts are stated in thousands of dollars.)

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 4 to the financial statements, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no lease obligations, no guarantees and does not have material transactions involving related parties.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to market risks relates to the Company's debt obligations under its lines of credit.  As of February 2011, the Company has unsecured lines of credit with maximum availability of $33,000 with three banks. One line of credit includes a $4,000 portion which is payable upon demand and carries an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity (currently May 2012), which currently carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of December 31, 2010.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2012 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500.  The Company had no outstanding borrowings under this line of credit as of December 31, 2010.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2011 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under this line of credit as of December 31, 2010.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 4 to the financial statements included in the 2010 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and a variable rate PEDFA loan agreement described below.

In May 2008, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A.  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate we pay on the PEDFA Series A Bond Issue, thereby minimizing our risk.  See Note 4 to the financial statements of our 2010 Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

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

(In thousands of dollars)	Expected Maturity Date
Liabilities	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$41	$42	$42	$43	$43	$72,962	$73,173	$82,000
Average interest rate	1.00%	1.00%	1.00%	1.00%	1.00%	6.67%	6.66%

Variable Rate	-	$12,000	-	-	-	-	$12,000	$12,000
Average interest rate	0.38%	0.38%	-	-	-	-	0.38%

(In thousands of dollars)	Expected Maturity Date
Interest Rate Derivatives	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$1,341
Variable to Fixed *	$351	$307	$226	$157	$103	$458	$1,602
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.24%	0.63%	1.27%	1.84%	2.30%	2.89%	2.45%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan due in 2012, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of February 28, 2011, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  Interest on the $12,000 variable rate loan is included at an assumed interest rate of 0.38%, which represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements set forth in the printed 2010 Annual Report to Shareholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting	Page 18
Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting	Page 19
Report of Independent Registered Public Accounting Firm	Page 20
Balance Sheets as of December 31, 2010 and 2009	Page 21
Statements of Income for Years Ended December 31, 2010, 2009 and 2008	Page 22
Statements of Common Stockholders’ Equity and Comprehensive Income
for Years Ended December 31, 2010, 2009 and 2008	Page 23
Statements of Cash Flows for Years Ended December 31, 2010, 2009 and 2008	Page 24
Notes to Financial Statements	Page 25

Except for the above financial data and the information specified under Items 1, 5, 6, 7, and 7A of this report, the 2010 Annual Report to Shareholders is not deemed to be filed as part of this report.

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

(b)	Attestation Report of the Independent Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by ParenteBeard LLC, the independent registered public accounting firm who also audited the Company’s financial statements.  ParenteBeard’s attestation report on the Company’s internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

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

Directors, Business Experience, and Directorships

The information set forth under the caption "Election of Directors" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

Executive Officers

Name	Age	Principal Occupation During Last Five Years	Officer Since

Jeffrey R. Hines, P.E.	49	President and Chief Executive Officer,	5/1/1995
		The York Water Company, March 2008 to date
		Chief Operating Officer and Secretary,
		The York Water Company, January 2007 to March 2008
		Vice President-Engineering and Secretary,
		The York Water Company, May 1995 to January 2007

Joseph T. Hand	48	Chief Operating Officer,	3/3/2008
		The York Water Company, March 2008 to date
		Chief, Navigation Branch, Baltimore District,
		U.S. Army Corps of Engineers, September 2006
		to February 2008
		Deputy Commander and Deputy District Engineer,
		Baltimore District, U.S. Army Corps of Engineers,
		June 2003 to September 2006

Kathleen M. Miller	48	Chief Financial Officer and Treasurer,	1/1/2003
		The York Water Company, January 2003 to date

Vernon L. Bracey	49	Vice President-Customer Service,	3/1/2003
		The York Water Company, March 2003 to date

Bruce C. McIntosh	58	Vice President-Human Resources, Secretary and Assistant Treasurer,	5/4/1998
		The York Water Company, March 2008 to date
		Vice President-Human Resources and Assistant Treasurer,
		The York Water Company, January 2003 to February 2008

Mark S. Snyder, P.E.	40	Vice President-Engineering,	5/1/2009
		The York Water Company, May 2009 to date
		Engineering Manager,
		The York Water Company, December 2006 to May 2009
		Project Engineer, Buchart Horn, Inc., York, PA,
		an international engineering firm, April 2001 to
		December 2006

John H. Strine	54	Vice President-Operations,	5/1/2009
		The York Water Company, May 2009 to date
		Operations Manager,
		The York Water Company, February 2008 to May 2009
		Maintenance and Grounds Superintendent,
		The York Water Company, August 1991 to February 2008

Section 16(a) Beneficial Ownership Reporting Compliance

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Conduct applicable to all Directors, officers and employees.  There were no waivers of the code made for any Director, officer or employee during 2010.  A copy of the Code of Conduct was filed with the Securities and Exchange Commission as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Code of Conduct is also available, free of charge, on the Company’s website at www.yorkwater.com.  The Company intends to disclose amendments to, or Director, officer and employee waivers from, the Code of Conduct, if any, on its website, or by Form 8-K to the extent required.

Audit Committee

The information set forth under the caption “Committees and Functions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

The Board of Directors has determined that John L. Finlayson, Chairman of the Audit Committee, is an Audit Committee financial expert within the meaning of the applicable SEC rules.  Mr. Finlayson was a Certified Public Accountant, and has an understanding of generally accepted accounting principles and financial statements, as well as the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves.  Mr. Finlayson is experienced in the preparation and auditing of financial statements of public companies, and has an understanding of accounting estimates, internal control over financial reporting and audit committee functions.  He is independent, as such term is defined by NASDAQ.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption “Compensation Committee Report” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 38,000 authorized shares remain unissued as of December 31, 2010.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Election of Directors” and “Disclosure of Related Party Transactions” of the Proxy Statement issued pursuant to Regulation 14A for the Company’s 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Ratification of Appointment of Independent Registered Public Accounting Firm" of the Proxy Statement issued pursuant to Regulation 14A for the Company's 2011 Annual Meeting of Shareholders to be held May 2, 2011 is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Certain documents filed as a part of the Form 10-K.

The financial statements set forth under Item 8 of this Form 10-K.

(a)(2)	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	20
	for the years ended December 31, 2010, 2009 and 2008

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

The audits referred to in our report dated March 8, 2011 relating to the financial statements of The York Water Company, incorporated in Item 8 of this Form 10-K by reference to the Annual Report to Shareholders for the year ended December 31, 2010, also included the audit of the financial statement schedule listed in Item 15(a)(2).  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ParenteBeard LLC
ParenteBeard LLC
York, Pennsylvania
March 8, 2011

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2010 Reserve for uncollectible accounts	$225,000	$223,185	$31,026	$234,211	$245,000

FOR THE YEAR ENDED DECEMBER 31, 2009 Reserve for uncollectible accounts	$195,000	$231,974	$27,914	$229,888	$225,000

FOR THE YEAR ENDED DECEMBER 31, 2008 Reserve for uncollectible accounts	$193,000	$176,534	$38,224	$212,758	$195,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 7, 2011	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 7, 2011	Dated: March 7, 2011

Directors:	Date:

By: /s/Thomas C. Norris	March 7, 2011
Thomas C. Norris

By: /s/Cynthia A. Dotzel	March 7, 2011
Cynthia A. Dotzel

By: /s/John L. Finlayson	March 7, 2011
John L. Finlayson

By: /s/Michael W. Gang	March 7, 2011
Michael W. Gang

By: /s/Jeffrey R. Hines	March 7, 2011
Jeffrey R. Hines

By: /s/George W. Hodges	March 7, 2011
George W. Hodges

By: /s/George Hay Kain, III	March 7, 2011
George Hay Kain, III

By: /s/Jeffrey S. Osman	March 7, 2011
Jeffrey S. Osman

By: _________________	March 7, 2011
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 7, 2011
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 24, 2007.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan
Incorporated herein by reference.  Filed previously with the Securities and Exchange Commission as the Prospectus included in Post-Effective Amendment No. 1 to Form S-3 dated June 26, 2008 (File No. 333-59072).

4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Articles of Agreement Between The York Water Company and Windsor Township relative to Extension of Water Mains dated February 9, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 1989 Form 10-K.
10.3	Articles of Agreement Between The York Water Company and York Township relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.5	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.6	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.7	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.8
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of April 1, 2004 relative to the $2,350,000 4.05% and $4,950,000 5% Exempt Facilities Revenue Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's September 15, 2009 Form 8-K.
10.9	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 relative to the $10,500,000 4.75% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's September 15, 2009 Form 8-K.
10.10	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's September 15, 2009 Form 8-K.
10.11
Variable Rate Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of May 1, 2008 relative to the $12,000,000 Exempt Facilities Revenue Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s May 12, 2008 Form 8-K.
10.12	Trust Indenture dated as of May 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's September 15, 2009 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.13	Reimbursement, Credit and Security Agreement, dated as of May 1, 2008 between The York Water Company and PNC Bank, National Association	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s May 12, 2008 Form 8-K.
10.14	Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of October 1, 2008 relative to the $15,000,000 6.0% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 15, 2008 Form 8-K.
10.15	Trust Indenture dated as of October 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.6 to the Company's September 15, 2009 Form 8-K.
10.16	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 28, 2005 Form 8-K.
10.17
Form of Amended and Restated Change in Control Agreement made as of November 5, 2008 between The York Water Company and each of the individuals listed on Schedule 10.17 thereto, which plans are identical in all material respects except as indicated in Schedule 10.17

Filed herewith.
10.18
Form of Amended and Restated Supplemental Retirement Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on Schedule 10.18 thereto, which plans are identical in all material respects except as indicated in Schedule 10.18

Filed herewith.
10.19
Form of Amended and Restated Deferred Compensation Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on Schedule 10.19 thereto, which plans are identical in all material respects except as indicated in Schedule 10.19

Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
13	2010 Annual Report to Shareholders	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
23	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.