Form 10-Q
period 2011-03-31
YORK WATER CO
filed 2011-05-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,719,079 Shares outstanding as of May 6, 2011

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2011	Dec. 31, 2010

ASSETS
UTILITY PLANT, at original cost	$274,242	$272,565
Plant acquisition adjustments	(2,696)	(2,709)
Accumulated depreciation	(43,305)	(42,179)
Net utility plant	228,241	227,677

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $194 in 2011
and $190 in 2010	708	712

CURRENT ASSETS:
Cash and cash equivalents	2,704	1,327
Accounts receivable, net of reserves of $262 in 2011
and $245 in 2010	3,497	3,769
Unbilled revenues	2,233	2,503
Recoverable income taxes	407	21
Materials and supplies inventories, at cost	627	608
Prepaid expenses	471	398
Deferred income taxes	179	167
Total current assets	10,118	8,793

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,475	2,501
Notes receivable	399	407
Deferred regulatory assets	15,845	15,821
Restricted cash-compensating balance	500	500
Other assets	3,454	3,520
Total other long-term assets	22,673	22,749

Total Assets	$261,740	$259,931

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2011	Dec. 31, 2010

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$75,857	$75,481
issued and outstanding 12,714,987 shares in 2011
and 12,692,054 shares in 2010
Retained earnings	16,252	15,776
Total common stockholders' equity	92,109	91,257

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	85,031	85,132

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	132	41
Accounts payable	1,054	1,245
Dividends payable	1,440	1,440
Accrued compensation and benefits	969	985
Accrued interest	1,225	1,068
Other accrued expenses	619	552
Total current liabilities	5,439	5,331

DEFERRED CREDITS:
Customers' advances for construction	14,970	15,031
Deferred income taxes	26,640	25,437
Deferred employee benefits	9,788	9,814
Other deferred credits	1,834	2,003
Total deferred credits	53,232	52,285

Contributions in aid of construction	25,929	25,926

Total Stockholders' Equity and Liabilities	$261,740	$259,931

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2011	2010

WATER OPERATING REVENUES:
Residential	$6,126	$5,718
Commercial and industrial	2,754	2,553
Other	765	745
	9,645	9,016

OPERATING EXPENSES:
Operation and maintenance	1,663	1,605
Administrative and general	1,858	1,683
Depreciation and amortization	1,219	1,143
Taxes other than income taxes	319	310
	5,059	4,741

Operating income	4,586	4,275

OTHER INCOME (EXPENSES):
Interest on debt	(1,315)	(1,203)
Allowance for funds used during construction	20	9
Other income (expenses), net	12	(76)
	(1,283)	(1,270)

Income before income taxes	3,303	3,005

Income taxes	1,164	1,166

Net Income	$2,139	$1,839

Basic Earnings Per Share	$0.17	$0.15

Cash Dividends Declared Per Share	$0.131	$0.128

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2011 and 2010

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2010	12,692,054	$75,481	$15,776	$91,257
Net income	-	-	2,139	2,139
Dividends ($.131 per share)	-	-	(1,663)	(1,663)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	22,933	376	-	376
Balance, March 31, 2011	12,714,987	$75,857	$16,252	$92,109

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2009	12,558,724	$73,569	$13,353	$86,922
Net income	-	-	1,839	1,839
Dividends ($.128 per share)	-	-	(1,610)	(1,610)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	45,033	600	-	600
Balance, March 31, 2010	12,603,757	$74,169	$13,582	$87,751

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,139	$1,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,219	1,143
Increase in deferred income taxes	881	151
Other	37	33
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	481	(54)
Increase in recoverable income taxes	(386)	-
(Increase) decrease in materials and supplies, prepaid expenses, regulatory and other assets	(185)	7
Increase in accounts payable, accrued compensation and benefits, accrued expenses,
deferred employee benefits, and other deferred credits	472	538
Increase in accrued interest and taxes	157	823
Net cash provided by operating activities	4,815	4,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $11 in 2011 and $5 in 2010	(2,103)	(1,510)
Decrease in notes receivable	8	12
Net cash used in investing activities	(2,095)	(1,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	12	103
Repayments of customer advances	(58)	(122)
Proceeds of long-term debt issues	-	3,536
Repayments of long-term debt	(10)	(5,331)
Changes in cash overdraft position	-	(122)
Issuance of common stock	376	600
Dividends paid	(1,663)	(1,646)
Net cash used in financing activities	(1,343)	(2,982)

Net change in cash and cash equivalents	1,377	-
Cash and cash equivalents at beginning of period	1,327	-
Cash and cash equivalents at end of period	$2,704	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,147	$997
Income taxes	226	277

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $290 in 2011 and $207 in 2010 for the construction of utility plant.
Accounts payable and other deferred credits includes $1 in 2010 for the acquisition of water systems.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation
The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended December 31, 2010.

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended March 31, 2011 and 2010 were based on weighted average shares outstanding of 12,695,604 and 12,571,066, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Reclassification
Certain 2010 amounts have been reclassified to conform to the 2011 presentation.  Such reclassifications had no effect on net income, the statement of common stockholders’ equity, or the statement of cash flow category reporting.

4.	Capital Commitments
The Company has committed a total of approximately $1,351 for upgrades to the water treatment facilities.  As of March 31, 2011, $32 remained to be incurred.

5.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended March 31
	2011	2010

Service cost	$ 232	$ 208
Interest cost	348	341
Expected return on plan assets	(333)	(294)
Plan amendments	23	-
Amortization of actuarial loss	78	66
Amortization of prior service cost	4	4
Rate-regulated adjustment	46	(21)
Net periodic pension expense	$ 398	$ 304

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $1,593 to its pension plans in 2011.  As of March 31, 2011, no contributions had been made.  The Company expects to begin contributions during the second quarter of 2011.

6.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk. The Company’s net payment rate on the swap was 2.87% during the quarter ended March 31, 2011.

The interest rate swap agreement is classified as a financial derivative used for non-trading activities.  The professional standards regarding accounting for derivatives and hedging activities require companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  In accordance with the standards, the interest rate swap is recorded on the balance sheet in other deferred credits at fair value (see Note 7).

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended March 31, 2011, $89 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a gain of $72 for the quarter ended March 31, 2011. The Company expects to reclassify $351 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of March 31, 2011.  If a violation were triggered on March 31, 2011, the Company would have been required to pay the counterparty approximately $1,269.  The Company’s current credit rating with Standard & Poor’s is in compliance with this requirement.

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

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2011	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,180	$1,180

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of March 31, 2011.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2011.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $89 as of March 31, 2011.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2010 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,341	$1,341

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $85,163 at March 31, 2011, and $85,173 at December 31, 2010, had an estimated fair value of approximately $92,000 and $94,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at March 31, 2011 of $14,970 and $399, respectively.  At December 31, 2010, customers’ advances for construction and notes receivable had carrying values of $15,031 and $407, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Debt

	As of Mar. 31, 2011	As of Dec. 31, 2010
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	2,350	2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	363	373
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	15,000	15,000
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	85,163	85,173
Less current maturities	(132)	(41)
Long-term portion	$85,031	$85,132

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain special redemption provisions.  The current maturities include $90 for bonds that met the special provisions and have been tendered for redemption.  The Company is not required to redeem more than $300 per year under these provisions.

In April 2011, the Company renewed the $13,000 committed portion of one of its lines of credit, extending the revolving 2-year maturity date to May 2013 and lowering the interest rate from LIBOR plus 2.00% to LIBOR plus 1.40%.  The Company allowed the $4,000 on-demand portion of this line of credit to expire.

In April 2011, the Company renewed its $5,000 committed line of credit and extended the maturity date to June 2012.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	changes in accounting pronouncements;
•	changes in our credit rating or the market price of our common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of March 31, 2011, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 17.5 million gallons.  The Company's service territory had an estimated population of 182,000 as of December 31, 2010.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact our revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.  In the first quarter of 2011, per capita consumption by industrial and commercial customers showed a modest increase over the same period last year while residential customer use declined slightly.  Total per capita consumption for the first quarter of 2011 was 0.7% more than the same period last year.

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

Results of Operations

Three Months Ended March 31, 2011 Compared
With Three Months Ended March 31, 2010

Net income for the first quarter of 2011 was $2,139, an increase of $300, or 16.3%, from net income of $1,839 for the same period of 2010.  The primary contributing factors to the increase were higher water revenues which were partially offset by higher operating expenses, primarily pension and depreciation expenses.

Water operating revenues for the three months ended March 31, 2011 increased $629, or 7.0%, from $9,016 for the three months ended March 31, 2010 to $9,645 for the corresponding 2011 period.  The primary reasons for the increase in revenues were a rate increase effective November 4, 2010 and growth in the residential customer base.  The total per capita volume of water sold in the first quarter of 2011 increased compared to the corresponding 2010 period by approximately 0.7%.  The increase is mainly attributed to higher industrial and commercial consumption. The average number of customers served in the first quarter of 2011 increased as compared to the same period of 2010 by 270 customers, from 62,286 to 62,556 customers.  For the remainder of the year, the Company expects revenues to increase as a result of the rate increase granted in November 2010 and higher summer demand.  Drought warnings or restrictions as well as regulatory actions and weather patterns could impact results.

Operating expenses for the first quarter of 2011 increased $318, or 6.7%, from $4,741 for the first quarter of 2010 to $5,059 for the corresponding 2011 period.  The increase was primarily due to increased pension expense of approximately $94 and increased depreciation expense of approximately $76.  Also contributing to the increase were higher 401K, salary and wage, health insurance and other expenses aggregating approximately $148.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in plant, and other operating expenses are expected to increase at a moderate rate as costs to serve customers and to extend our distribution system continue to rise.

Interest expense on debt for the first quarter of 2011 increased $112, or 9.3%, from $1,203 for the first quarter of 2010 to $1,315 for the corresponding 2011 period.  The increase was primarily due to $188 in interest for the newly issued 5.00% Senior Notes, Series 2010A, in October of 2010.  Offsetting the increase were lower interest payments of $40 due to retirement of the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010 and lower interest of $36 on the Company’s lines of credit due to reduced borrowings.  During the first quarter of 2011, there were no borrowings under the lines of credit.  During the first quarter of 2010, the average interest rate on the lines of credit was 1.87% and the average debt outstanding under the lines of credit was $7,445.  For the remainder of the year, interest expense is expected to increase as line of credit borrowings are used to fund capital expenditures.

Allowance for funds used during construction increased $11, from $9 in the first quarter of 2010 to $20 in the 2011 period, due to a higher volume of eligible construction.  For the remainder of the year, allowance for funds used during construction is expected to increase as construction expenditures increase during the summer months.

Other income (expenses), net for the first quarter of 2011 reflects increased income of $88 as compared to the same period of 2010.  The increase was primarily due to lower employee retirement expense of approximately $131 due to life insurance proceeds.  The decrease in expense was partially offset by higher contributions of approximately $39 and increased other expenses aggregating approximately $4.  For the remainder of the year, other expenses are expected to increase as no further life insurance proceeds are expected.

Federal and state income taxes for the first quarter of 2011 decreased $2, or 0.2%, compared to the same period of 2010. The Company’s effective tax rate was 35.2% for the first quarter of 2011 and 38.8% for the first quarter of 2010.  The decrease in the effective tax rate was due to the deductibility of bonus depreciation for state purposes for 2011.  The Company expects a lower effective tax rate to continue through the remainder of the year.

Rate Matters

See Note 9 to the financial statements.

Capital Expenditures

For the quarter ended March 31, 2011, the Company invested $2,103 in construction expenditures for routine items and upgrades to its water treatment facilities as well as various replacements of aging infrastructure.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, proceeds from its stock purchase plans, and customer advances.

The Company anticipates construction expenditures for the remainder of 2011 of approximately $10,700.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water treatment facilities and various replacements of aging infrastructure.  The Company intends to use internally-generated funds for at least half of the anticipated construction and fund the remainder through line of credit borrowings, proceeds from our stock purchase plans, and customer advances and contributions.  Customer advances and contributions are expected to account for approximately 8% of funding requirements in 2011.  We believe we have adequate availability under our lines of credit to meet our capital needs in 2011.

Liquidity and Capital Resources

Cash
Although the Company is able to generate funds internally through customer bill payments, we have not historically maintained cash on the balance sheet.  The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed, besides what is generated internally, for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash management facility has historically provided the necessary liquidity and funding for our operations and we expect that to continue to be the case for the foreseeable future.  The cash balance of $2,704 at March 31, 2011 mainly represents the balance of the proceeds of the October 2010 long-term debt issue that may be utilized in 2011.

Accounts Receivable
Historically the Company has seen an upward trend in its accounts receivable balance.  This trend is generally a result of increased revenues.  Increases in accounts receivable have corresponded with increases in revenue.  Recently the Company has noticed a decline in the timeliness of payments by its customers resulting in an increase in accounts receivable in excess of the increase in revenues.  Despite this trend of slower payments, the Company has not seen a dramatic deterioration of its accounts receivable aging or the amount of uncollectible accounts written off.  The Company has increased its allowance for doubtful accounts in consideration of this trend.  If this trend continues, the Company may incur additional expenses for uncollectible accounts and see a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first quarter of 2011, we generated $4,815 internally from operations as compared to $4,480 in the first quarter of 2010.  An increase in deferred income taxes, which is a non-cash expense, increased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2011, the Company maintained unsecured lines of credit aggregating $33,000 with three banks.  Subsequent to March 31, 2011, the Company voluntarily chose to reduce the aggregate amount to $29,000.  One line of credit included a $4,000 portion which was payable upon demand and carried an interest rate of LIBOR plus 2.00%, and a $13,000 committed portion with a revolving 2-year maturity, which carried an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under the committed portion and no on-demand borrowings under this line of credit as of March 31, 2011.  In April 2011, the Company allowed the $4,000 on-demand portion to expire and renewed the $13,000 committed portion of this line of credit, extending the revolving 2-year maturity date to May 2013.  The interest rate was lowered from LIBOR plus 2.00% to LIBOR plus 1.40%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2012 and carries an interest rate of LIBOR plus 1.50%.    The Company had no outstanding borrowings under this line of credit as of March 31, 2011.  The third line of credit, in the amount of $5,000, is a committed line of credit, which was to mature in June 2011 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under this line of credit as of March 31, 2011.  In April 2011, the Company renewed this committed line of credit and extended the maturity date to June 2012.

The credit and liquidity crisis which began in 2008 caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  The Company has experienced more stability as the economy recovers from the recession.  Actual interest rates remain low and one of our banks recently decreased the interest rate on our line of credit from LIBOR plus 200 basis points to LIBOR plus 140 basis points.  One of the lines of credit continues to carry a commitment fee.  We have taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity.  Despite general improvements and actions we have taken, there is no guarantee that we will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, we may have to eliminate or postpone capital expenditures.  The Company was able to pay off its line of credit borrowings by issuing long-term debt in October 2010.  We believe we will have adequate capacity under our current lines of credit to meet our financing needs throughout the remainder of the year.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  We believe we were in compliance with all of these restrictions as of March 31, 2011.  See Note 4 to the Company's Annual Report to Shareholders for the year ended December 31, 2010 for additional information regarding these restrictions.

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain special redemption provisions.  The current maturities include $90 for bonds that met the special provisions and have been tendered for redemption.  The Company is not required to redeem more than $300 per year under these provisions.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 48.0% as of March 31, 2011, compared with 48.3% as of December 31, 2010.  While our debt load has trended upward over the years, we have historically matched increasing debt with increasing equity so that our debt to total capitalization ratio was nearly fifty percent.  This capital structure has historically been acceptable to PPUC in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission (SEC), pursuant to which the Company may offer an aggregate remaining amount of up to $25,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Deferred Income Taxes
The Company has seen an increase in its deferred income tax liability amounts over the last several years.  This is primarily a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  We expect this trend to continue as we make significant investments in capital expenditures and as the tax code continues to extend bonus depreciation.

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible. The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2011.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 52.0% as of March 31, 2011, compared with 51.7% as of December 31, 2010.  It is the Company’s intent to maintain a ratio near fifty percent.  Under the Registration Statement previously mentioned, we have the ability to issue additional shares of our common stock, subject to market conditions at the time of any such offering.

Credit Rating
Our ability to maintain our credit rating depends, among other things, on adequate and timely rate relief, which we have been successful in obtaining, and our ability to fund capital expenditures in a balanced manner using both debt and equity.  For the remainder of 2011, our objectives will be to continue to maximize our funds provided by operations and maintain the equity component of total capitalization.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended March 31, 2011.

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

See Note 10 to the financial statements.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2013), and carries an interest rate of LIBOR plus 1.40%.  The Company had no outstanding borrowings under this line of credit as of March 31, 2011.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2012 and carries an interest rate of LIBOR plus 1.50%.  This line of credit has a compensating balance requirement of $500 (see Note 8 to the financial statements included herein).  The Company had no outstanding borrowings under this line of credit as of March 31, 2011.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2012 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under this line of credit as of March 31, 2011.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 8 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.28% during the quarter ended March 31, 2011.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the Bonds, thereby minimizing our risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the Bonds.  This agreement provides for a three-year direct pay letter of credit issued by the bank to the trustee for the Bonds.  The letter of credit expires May 6, 2013 and is reviewed annually for a possible one-year extension.  The Company’s responsibility under this agreement is to reimburse the bank on a timely basis for interest payments made to the bondholders and for any tendered Bonds that could not be remarketed. The Company has fourteen months from the time Bonds are tendered to reimburse the bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the bank immediately for any tendered Bonds.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

THE YORK WATER COMPANY

Date: May 6, 2011	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: May 6, 2011	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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