Form 10-Q
period 2011-09-30
YORK WATER CO
filed 2011-11-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,771,182 Shares outstanding as of November 7, 2011

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2011	Dec. 31, 2010

ASSETS
UTILITY PLANT, at original cost	$279,067	$272,565
Plant acquisition adjustments	(2,671)	(2,709)
Accumulated depreciation	(45,340)	(42,179)
Net utility plant	231,056	227,677

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $202 in 2011
and $190 in 2010	700	712

CURRENT ASSETS:
Cash and cash equivalents	3,861	1,327
Accounts receivable, net of reserves of $362 in 2011
and $245 in 2010	3,848	3,769
Unbilled revenues	2,051	2,503
Recoverable income taxes	289	21
Materials and supplies inventories, at cost	722	608
Prepaid expenses	425	398
Deferred income taxes	247	167
Total current assets	11,443	8,793

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,422	2,501
Notes receivable	374	407
Deferred regulatory assets	17,782	15,821
Restricted cash-compensating balance	500	500
Other assets	3,264	3,520
Total other long-term assets	24,342	22,749

Total Assets	$267,541	$259,931

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2011	Dec. 31, 2010

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$76,713	$75,481
issued and outstanding 12,767,783 shares in 2011
and 12,692,054 shares in 2010
Retained earnings	17,736	15,776
Total common stockholders' equity	94,449	91,257

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,986	85,132

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	92	41
Accounts payable	1,032	1,245
Dividends payable	1,448	1,440
Accrued compensation and benefits	995	985
Accrued interest	1,222	1,068
Other accrued expenses	586	552
Total current liabilities	5,375	5,331

DEFERRED CREDITS:
Customers' advances for construction	14,828	15,031
Deferred income taxes	29,285	25,437
Deferred employee benefits	9,334	9,814
Other deferred credits	3,335	2,003
Total deferred credits	56,782	52,285

Contributions in aid of construction	25,949	25,926

Total Stockholders' Equity and Liabilities	$267,541	$259,931

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2011	2010	2011	2010

WATER OPERATING REVENUES:
Residential	$6,564	$6,538	$19,320	$18,343
Commercial and industrial	3,148	3,179	8,925	8,616
Other	739	770	2,303	2,292
	10,451	10,487	30,548	29,251

OPERATING EXPENSES:
Operation and maintenance	1,881	1,788	5,370	5,040
Administrative and general	1,753	1,649	5,561	4,975
Depreciation and amortization	1,221	1,150	3,667	3,435
Taxes other than income taxes	317	296	923	877
	5,172	4,883	15,521	14,327

Operating income	5,279	5,604	15,027	14,924

OTHER INCOME (EXPENSES):
Interest on debt	(1,313)	(1,193)	(3,943)	(3,597)
Allowance for funds used during construction	30	29	80	51
Other income (expenses), net	(280)	(131)	(396)	(287)
	(1,563)	(1,295)	(4,259)	(3,833)

Income before income taxes	3,716	4,309	10,768	11,091

Income taxes	1,352	1,639	3,807	4,238

Net Income	$2,364	$2,670	$6,961	$6,853

Basic Earnings Per Share	$0.19	$0.21	$0.55	$0.54

Cash Dividends Declared Per Share	$0.131	$0.128	$0.393	$0.384

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2011 and 2010

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2010	12,692,054	$75,481	$15,776	$91,257
Net income	-	-	6,961	6,961
Dividends ($.393 per share)	-	-	(5,001)	(5,001)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	75,729	1,232	-	1,232
Balance, September 30, 2011	12,767,783	$76,713	$17,736	$94,449

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2009	12,558,724	$73,569	$13,353	$86,922
Net income	-	-	6,853	6,853
Dividends ($.384 per share)	-	-	(4,845)	(4,845)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	108,944	1,508	-	1,508
Balance, September 30, 2010	12,667,668	$75,077	$15,361	$90,438

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months
	Ended September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,961	$6,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,667	3,435
Increase in deferred income taxes	2,865	1,948
Other	314	90
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(20)	(955)
Increase in recoverable income taxes	(268)	(642)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(955)	(721)
Increase in accounts payable, accrued compensation and benefits, accrued expenses,
deferred employee benefits, and other deferred credits	577	933
Increase (decrease) in accrued interest and taxes	154	(322)
Net cash provided by operating activities	13,295	10,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $45 in 2011 and $28 in 2010	(6,794)	(5,727)
Decrease in notes receivable	33	35
Net cash used in investing activities	(6,761)	(5,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	90	271
Repayments of customer advances	(234)	(358)
Proceeds of long-term debt issues	-	18,114
Repayments of long-term debt	(95)	(20,452)
Borrowings under short-term line of credit agreements	-	1,000
Changes in cash overdraft position	-	(176)
Issuance of common stock	1,232	1,508
Dividends paid	(4,993)	(4,834)
Net cash used in financing activities	(4,000)	(4,927)

Net change in cash and cash equivalents	2,534	-
Cash and cash equivalents at beginning of period	1,327	-
Cash and cash equivalents at end of period	$3,861	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,745	$3,413
Income taxes	838	3,384

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $606 in 2011 and $1,920 in 2010 for the construction of utility plant.
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

Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended September 30, 2011 and 2010 were based on weighted average shares outstanding of 12,747,915 and 12,648,338, respectively.

Basic earnings per share for the nine months ended September 30, 2011 and 2010 were based on weighted average shares outstanding of 12,721,638 and 12,611,364, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Reclassification
Certain 2010 amounts have been reclassified to conform to the 2011 presentation.  Such reclassifications had no effect on net income, the statement of common stockholders’ equity, or the statement of cash flow category reporting.

4	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Service cost	$ 233	$ 195	$ 698	$ 583
Interest cost	347	333	1,042	1,001
Expected return on plan assets	(333)	(291)	(1,000)	(874)
Plan amendments	23	-	69	-
Amortization of actuarial loss	78	54	234	160
Amortization of prior service cost	4	4	13	13
Rate-regulated adjustment	46	9	138	30
Net periodic pension expense	$ 398	$ 304	$ 1,194	$ 913

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $1,593 to its pension plans in 2011.  As of September 30, 2011, contributions of $1,593 had been made.  The Company does not expect to contribute any additional amount during the fourth quarter of 2011.

5.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk. The Company’s net payment rate on the swap was 3.13% during the three months ended September 30, 2011 and 3.01% during the nine months ended September 30, 2011.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended September 30, 2011, $92 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the nine months ended September 30, 2011, $272 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $1,372 for the three months ended September 30, 2011 and a loss of $1,627 for the nine months ended September 30, 2011.  The Company expects to reclassify $348 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of September 30, 2011.  If a violation were triggered on September 30, 2011, the Company would have been required to pay the counterparty approximately $3,016. The Company’s current credit rating with Standard & Poor’s is in compliance with this requirement.

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

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,695	$2,695

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of September 30, 2011.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2011.  The use of the Company’s credit rating resulted in a reduction in the fair value of the swap liability of $321 as of September 30, 2011.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2010 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,341	$1,341

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $85,078 at September 30, 2011, and $85,173 at December 31, 2010, had an estimated fair value of approximately $99,000 and $94,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at September 30, 2011 of $14,828 and $374, respectively.  At December 31, 2010, customers’ advances for construction and notes receivable had carrying values of $15,031 and $407, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.	Debt

	As of Sept. 30, 2011	As of Dec. 31, 2010
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	$ 2,350	$ 2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	343	373
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,935	15,000
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	85,078	85,173
Less current maturities	(92)	(41)
Long-term portion	$ 84,986	$ 85,132

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds.  In May 2011, the Company retired $65 under these provisions.  Current maturities include $50 for bonds that met the special provisions and have been tendered for redemption.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300 in any annual period.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	changes in accounting pronouncements;
•	changes in our credit rating or the market price of our common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of September 30, 2011, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.8 million gallons.  The Company's service territory had an estimated population of 182,000 as of December 31, 2010.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact our revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.  During the first nine months of 2011, total per capita consumption was 1.4% less than the same period last year.  The reduction was partially attributed to record rainfall, particularly during the third quarter.  In September 2011, the Company recorded 10 more inches of rain than in September 2010.  The total rainfall for the first nine months of 2011 was almost 19 inches more than the same period of 2010.

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

Results of Operations

Three Months Ended September 30, 2011 Compared
With Three Months Ended September 30, 2010

Net income for the third quarter of 2011 was $2,364, a decrease of $306, or 11.5%, from net income of $2,670 for the same period of 2010.  The primary contributing factors to the decrease were lower operating revenues, higher operating expenses primarily for pension and depreciation, increased employee retirement expense and higher interest expense on debt.  The increased expenses were partially offset by reduced income taxes.

Water operating revenues for the three months ended September 30, 2011 decreased $36, or 0.3%, from $10,487 for the three months ended September 30, 2010 to $10,451 for the corresponding 2011 period.  The primary reason for the decrease in revenues was reduced consumption.  The total per capita volume of water sold in the third quarter of 2011 decreased compared to the corresponding 2010 period by approximately 2.9%.  The decrease is mainly attributed to record rainfall in our service territory.  The decrease was partially offset by a rate increase effective November 4, 2010 and a small increase in the customer base.

Operating expenses for the third quarter of 2011 increased $289, or 5.9%, from $4,883 for the third quarter of 2010 to $5,172 for the corresponding 2011 period.  The increase was primarily due to higher pension expense of approximately $94 due to increased contributions, increased depreciation expense of approximately $71, higher rate case expense of approximately $31, a higher provision for doubtful accounts of approximately $31 and increased other expenses aggregating approximately $62.

Interest expense on debt for the third quarter of 2011 increased $120, or 10.1%, from $1,193 for the third quarter of 2010 to $1,313 for the corresponding 2011 period.  The increase was primarily due to interest of $188 on the 5.00% Senior Notes, Series 2010A, issued in October of 2010.  Offsetting the increase were lower interest payments of $63 on the Company’s lines of credit due to reduced borrowings and other lower interest expense of $5.  During the third quarter of 2011, there were no borrowings under the lines of credit.  During the third quarter of 2010, the average interest rate on the lines of credit was 2.33% on average debt outstanding of $11,537.

Allowance for funds used during construction increased $1, from $29 in the third quarter of 2010 to $30 in the 2011 period, due to a higher volume of eligible construction.

Other income (expenses), net for the third quarter of 2011 reflects increased expenses of $149 as compared to the same period of 2010.  The increase was primarily due to higher employee retirement expense of approximately $162 due to mark to market accounting for certain retirement assets, and higher other expenses aggregating approximately $18. The increase in expense was partially offset by lower contributions of approximately $31.

Federal and state income taxes for the third quarter of 2011 decreased $287, or 17.5%, compared to the same period of 2010.  The Company’s effective tax rate was 36.4% for the third quarter of 2011 and 38.0% for the third quarter of 2010. The decrease in the effective tax rate was due to the deductibility of bonus depreciation for state purposes in 2011.

Nine Months Ended September 30, 2011 Compared
With Nine Months Ended September 30, 2010

Net income for the first nine months of 2011 was $6,961, an increase of $108, or 1.6%, from net income of $6,853 for the same period of 2010.  The primary contributing factors to the increase were higher water revenues which were partially offset by higher operating expenses, primarily for pension, depreciation and the provision for doubtful accounts, and higher interest on debt.

Water operating revenues for the nine months ended September 30, 2011 increased $1,297, or 4.4%, from $29,251 for the nine months ended September 30, 2010 to $30,548 for the corresponding 2011 period.  The primary reason for the increase in revenues was a rate increase effective November 4, 2010.  The total per capita volume of water sold in the first nine months of 2011 decreased compared to the corresponding 2010 period by approximately 1.4%.  The decrease is mainly attributed to lower residential consumption due to record rainfall.  Commercial and industrial consumption was also slightly lower than last year.  The average number of customers served in the first nine months of 2011 increased as compared to the same period of 2010 by 207 customers, from 62,452 to 62,659 customers.  For the remainder of the year, the Company expects revenues to remain consistent with the first nine months.  Regulatory actions and weather patterns could impact results, although weather is typically not a significant factor during the fourth quarter.

Operating expenses for the first nine months of 2011 increased $1,194, or 8.3%, from $14,327 for the first nine months of 2010 to $15,521 for the corresponding 2011 period.  The increase was primarily due to increased pension expense of approximately $281 due to increased contributions, increased depreciation expense of approximately $232 and a higher provision for doubtful accounts of approximately $224 due to additional inactive accounts.  Also contributing to the increase were higher distribution system maintenance expense of approximately $114, salary and wage expense of approximately $113, and other expenses aggregating approximately $230.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in plant, and other operating expenses are expected to remain consistent with the first nine months.

Interest expense on debt for the first nine months of 2011 increased $346, or 9.6%, from $3,597 for the first nine months of 2010 to $3,943 for the corresponding 2011 period.  The increase was primarily due to interest of $563 on the 5.00% Senior Notes, Series 2010A, issued in October of 2010.  Offsetting the increase were lower interest payments of $145 on the Company’s lines of credit due to reduced borrowings, lower interest of $67 due to retirement of the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010 and other lower interest expense of $5.  During the first nine months of 2011, there were no borrowings under the lines of credit.  The average interest rate on the lines of credit was 2.10% for the nine months ended September 30, 2010 on average debt outstanding of $9,328.  For the remainder of the year, interest expense is expected to remain consistent with the first nine months.

Allowance for funds used during construction increased $29, from $51 for the first nine months of 2010 to $80 in the 2011 period, due to a higher volume of eligible construction.  For the remainder of the year, allowance for funds used during construction is expected to remain consistent with the first nine months.

Other income (expenses), net for the first nine months of 2011 reflects increased expenses of $109 as compared to the same period of 2010.  The increase was primarily due to higher employee retirement expense of approximately $63 due to mark to market accounting for certain retirement assets which was partially offset by life insurance proceeds.  Also contributing to the increase were higher contributions of approximately $21 and increased other expenses aggregating approximately $25.  In the fourth quarter, other income (expenses) will be largely determined by the change in market returns and discount rates.

Federal and state income taxes for the first nine months of 2011 decreased $431, or 10.2%, compared to the same period of 2010. The Company’s effective tax rate was 35.4% for the first nine months of 2011 and 38.2% for the first nine months of 2010.  The decrease in the effective tax rate was due to the deductibility of bonus depreciation for state purposes in 2011.  The Company expects a lower effective tax rate to continue through the remainder of the year.

Rate Matters

See Note 8 to the financial statements.

Capital Expenditures

For the nine months ended September 30, 2011, the Company invested $6,794 in construction expenditures for routine items and upgrades to its water treatment facilities as well as various replacements of aging infrastructure.  The Company was able to fund operating activities and construction expenditures using primarily internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2011 of approximately $2,900.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water treatment facilities and various replacements of aging infrastructure.  The Company intends to use primarily internally-generated funds for the anticipated construction and fund the remainder through proceeds from our stock purchase plans, and line of credit borrowings, if needed.  Customer advances and contributions are only expected to account for approximately 1% of funding requirements in 2011.  We believe we have adequate availability under our lines of credit to meet our capital needs in 2011 and 2012.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed, besides what is generated internally, for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash balance of $3,861 as of September 30, 2011 represents the balance of the proceeds of the October 2010 long-term debt issue plus the funds from operations generated internally in the first nine months of 2011 primarily due to lower cash required for income taxes due to bonus depreciation.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for our operations for the foreseeable future based on our past experience.

Accounts Receivable
Historically the Company has seen an upward trend in its accounts receivable balance.  This trend is generally a result of increased revenues.  Recently, the Company has noticed a decline in the timeliness of payments by its customers resulting in an increase in accounts receivable in excess of the increase in revenues.  The Company has increased its allowance for doubtful accounts in consideration of this trend.  If this trend continues, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.  The Company also made a one-time adjustment during the second quarter of 2011 to the allowance for inactive accounts that will likely be written off which resulted in a lower than expected accounts receivable balance.  No further adjustments are expected in the fourth quarter of 2011.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on our ability to obtain timely and adequate rate relief, changes in regulations, our customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first nine months of 2011, we generated $13,295 internally from operations as compared to $10,619 in the first nine months of 2010.  The reduction in income taxes paid increased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2011, the Company maintained unsecured lines of credit aggregating $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2013), and carries an interest rate of LIBOR plus 1.40%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2013 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2012 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2011.

The credit and liquidity crisis which began in 2008 caused substantial volatility and uncertainty in the capital markets and in the banking industry and resulted in increased borrowing costs and reduced credit availability.  Since then, the Company has experienced more stability as the economy recovers from the recession.  Actual interest rates remain low and two of our banks recently reduced the interest rate on our lines of credit.  One of the lines of credit continues to carry a commitment fee, although it has been reduced.  We have taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity.  Despite general improvements and actions we have taken, there is no guarantee that we will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, we may have to eliminate or postpone capital expenditures.  The Company was able to pay off its line of credit borrowings by issuing long-term debt in October 2010.  We believe we will have adequate capacity under our current lines of credit to meet our financing needs throughout the remainder of the year and in 2012.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  We believe we were in compliance with all of these covenants and restrictions as of September 30, 2011.  See Note 4 to the Company's Annual Report to Shareholders for the year ended December 31, 2010 for additional information regarding these restrictions.

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds.  In May 2011, the Company retired $65 under these provisions.  Current maturities include $50 for bonds that met the special provisions and have been tendered for redemption.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300 in any annual period.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 47.4% as of September 30, 2011, compared with 48.3% as of December 31, 2010.  While our debt load has trended upward over the years, we have historically matched increasing debt with increasing equity so that our debt to total capitalization ratio was nearly fifty percent.  This capital structure has historically been acceptable to PPUC in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.  Due to our recent ability to generate more cash internally, we have been able to keep our ratio below fifty percent.

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

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2011.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 52.6% as of September 30, 2011, compared with 51.7% as of December 31, 2010.  It is the Company’s intent to maintain a ratio near fifty percent.  Under the Registration Statement previously mentioned, we have the ability to issue additional shares of our common stock, subject to market conditions at the time of any such offering.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Our accounting policies require us to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for our pension plans.  There has been no significant change in our accounting estimates or the method of estimation during the quarter ended September 30, 2011.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2013), and carries an interest rate of LIBOR plus 1.40%.  The Company had no outstanding borrowings under this line of credit as of September 30, 2011.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2013 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500 (see Note 7 to the financial statements included herein).  The Company had no outstanding borrowings under this line of credit as of September 30, 2011.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2012 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under this line of credit as of September 30, 2011.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 7 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.16% during the three months ended September 30, 2011 and 0.22% during the nine months ended September 30, 2011.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. If the interest rate swap agreement works as intended, the rate received on the swap should approximate the variable rate we pay on the Bonds, thereby minimizing our risk.  See Note 5 to the financial statements included herein for additional information regarding the interest rate swap.

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

THE YORK WATER COMPANY

Date: November 7, 2011	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: November 7, 2011	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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