Form 10-K
period 2011-12-31
YORK WATER CO
filed 2012-03-12
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

☒YES	☐NO
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
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2011 was $210,903,923.
As of March 12, 2012 there were 12,807,000 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy; statements including, but not limited to:

•	statements regarding the amount and timing of rate increases and other regulatory matters including the recovery of costs recorded as regulatory assets;
•	expected profitability and results of operations;
•	statements as to trends;
•	goals, priorities and plans for, and cost of, growth and expansion;
•	strategic initiatives;
•	availability of water supply;
•	water usage by customers; and
•	ability to pay dividends on common stock and the rate of those dividends.

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors,” of this Annual Report.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of December 31, 2011, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 187,000 as of December 31, 2011.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

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

In addition to its primary business of providing water, the Company has recently begun to provide sewer billing services for various municipalities.  The level of activity has not reached that of a reportable segment.

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

Water Quality and Environmental Regulations

Provision of water service is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and under federal and state regulations issued under these laws.  The federal Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency, or EPA, to develop national quality standards.  Regulations issued under the Act, and its amendments, set standards on the amount of certain contaminants allowable in drinking water.  Current requirements are not expected to have a material impact on the Company’s operations or financial condition as it already meets or exceeds standards.

The Clean Water Act regulates discharges from water treatment facilities into lakes, rivers, streams and groundwater.  The Company complies with this Act by obtaining and maintaining all required permits and approvals for discharges from its water facilities and by satisfying all conditions and regulatory requirements associated with the permits.

Under the requirements of the Pennsylvania Safe Drinking Water Act, or SDWA, the Pennsylvania Department of Environmental Protection, or DEP, monitors the quality of the finished water supplied to customers.  DEP requires the Company to submit weekly reports showing the results of daily bacteriological and other chemical and physical analyses. As part of this requirement, the Company conducts over 77,000 laboratory tests annually.  Management believes that the Company complies with the standards established by the agency under the SDWA.  DEP also assists the Company by preventing and eliminating pollution by regulating discharges into the Company’s watershed area.

DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the Company’s needs and the needs of other regulated users.  Through its Division of Dam Safety, DEP regulates the operation and maintenance of the Company’s impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  DEP reviews these reports and inspects the Company’s dams annually.  DEP most recently inspected the Company’s dams in May 2011 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate DEP’s recommended design flood for the dams.  Management presented the results of the study to DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with DEP in September 2006 to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to begin armoring one of the dams between 2014 and 2015.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $6 million.

Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.  The capital expenditures currently required as a result of water quality standards and environmental requirements have been budgeted in the Company’s capital program and represent less than 10% of its expected total capital expenditures over the next 5 years.

Growth

During the five year period ended December 31, 2011, the Company maintained growth in the number of customers and distribution facilities.

The following table sets forth certain of the Company’s summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Revenues
Residential	$25,693	$24,478	$23,299	$20,572	$19,722
Commercial and industrial	11,820	11,440	10,734	9,671	9,290
Other	3,116	3,087	3,010	2,595	2,421
Total	$40,629	$39,005	$37,043	$32,838	$31,433
Average daily consumption
(gallons per day)	18,465,000	18,875,000	18,233,000	18,298,000	19,058,000
Miles of mains
at year-end	929	925	922	884	845
Additional distribution mains
installed/acquired (ft.)	17,212	19,886	200,439	206,140	147,803
Number of customers
at year-end	62,738	62,505	62,186	61,527	58,890
Population served
at year-end	187,000	182,000	180,000	176,000	171,000

Executive Officers of the Registrant

The Company presently has 106 full time employees including the officers detailed below.

Name	Age	Positions and Offices Held	Officer Since
Jeffrey R. Hines, P.E.	50	President and Chief Executive Officer,	5/1/1995
		The York Water Company, March 2008 to date
		Chief Operating Officer and Secretary,
		The York Water Company, January 2007 to March 2008
		Vice President-Engineering and Secretary,
		The York Water Company, May 1995 to January 2007

Joseph T. Hand	49	Chief Operating Officer,	3/3/2008
		The York Water Company, March 2008 to date
		Chief, Navigation Branch, Baltimore District,
		U.S. Army Corps of Engineers, September 2006
		to February 2008

Kathleen M. Miller	49	Chief Financial Officer and Treasurer,	1/1/2003
		The York Water Company, January 2003 to date

Vernon L. Bracey	50	Vice President-Customer Service,	3/1/2003
		The York Water Company, March 2003 to date

Bruce C. McIntosh	59	Vice President-Human Resources, Secretary and Assistant Treasurer,	5/4/1998
		The York Water Company, March 2008 to date
		Vice President-Human Resources and Assistant Treasurer,
		The York Water Company, January 2003 to February 2008

Mark S. Snyder, P.E.	41	Vice President-Engineering,	5/1/2009
		The York Water Company, May 2009 to date
		Engineering Manager,
		The York Water Company, December 2006 to May 2009

John H. Strine	55	Vice President-Operations,	5/1/2009
		The York Water Company, May 2009 to date
		Operations Manager,
		The York Water Company, February 2008 to May 2009
		Maintenance and Grounds Superintendent,
		The York Water Company, August 1991 to February 2008

Available Information

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

Shareholders may request, without charge, copies of the Company’s financial reports.  Such requests, as well as other investor relations inquiries, should be addressed to:

Kathleen M. Miller	The York Water Company	(717) 845-3601
Chief Financial Officer	P. O. Box 15089	(800) 750-5561
	York, PA 17405-7089	kathym@yorkwater.com

Item 1A.	Risk Factors.

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

The growing dependence on digital technology has increased the risks related to cybersecurity.

Computers and the Internet have led to increased company productivity and improved customer service.  Unfortunately, progress in this area has brought with it cybersecurity risks.  Recently, the frequency and severity of cyber attacks on companies has increased resulting in a disruption to business operations and the corruption or misappropriation of proprietary data.  We have and will continue to bear increased costs for security precautions to protect our information technology.  However, if such an attack was to occur and could not be prevented, customer information could be misappropriated, our networks may be down for an extended period of time disrupting our business, and it could require costly replacement of hardware and software.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Source of Supply

The Company owns two impounding dams located in York and Springfield Townships adjoining the Borough of Jacobus to the south.  The lower dam, the Lake Williams Impounding Dam, creates a reservoir covering approximately 165 acres containing about 870 million gallons of water.  The upper dam, the Lake Redman Impounding Dam, creates a reservoir covering approximately 290 acres containing about 1.3 billion gallons of water.

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons of water per day.  As of December 31, 2011, the Company's present average daily availability was 35.0 million gallons, and daily consumption was approximately 18.5 million gallons.

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

Water Treatment

The Company's filtration plant is located in Spring Garden Township about one-half mile south of the City of York.  Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2011 of approximately 18.5 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant, and in 2007, began upgrading the facility to increase capacity for future growth.  The project is expected to continue over the next several years.

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

Transmission and Distribution

The distribution system of the Company has approximately 929 miles of main water lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 28 booster stations and 30 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide emergency power in the event of an electric utility interruption.

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

In 1976, the Company entered into a Joint Use and Park Management Agreement with York County under which the Company licensed use of certain of its lands and waters for public park purposes for a period of 50 years.  Under the agreement, York County has agreed not to erect a dam upstream on the East Branch of the Codorus Creek or otherwise obstruct the flow of the creek.

Item 3.	Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock and Dividends

The common stock of The York Water Company is traded on the NASDAQ Global Select Market (Symbol “YORW”).  Quarterly price ranges and cash dividends per share for the last two years follow:

	2011			2010
	High	Low	Dividend*	High	Low	Dividend*
1st Quarter	$17.51	$15.81	$0.1310	$15.00	$13.04	$0.1280
2nd Quarter	17.72	16.40	0.1310	15.60	12.83	0.1280
3rd Quarter	18.14	16.00	0.1310	16.40	13.42	0.1280
4th Quarter	18.00	15.86	0.1336	18.00	15.52	0.1310

*Cash dividends per share reflect dividends declared at each dividend date.

Prices listed in the above table are sales prices as listed on the NASDAQ Global Select Market.  Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2011 numbered approximately 1,658.

Dividend Policy

Dividends on the Company's common stock are declared by the Board of Directors and are normally paid in January, April, July and October.  Dividends are paid based on shares outstanding as of the stated record date, which is ordinarily the last day of the calendar month immediately preceding the dividend payment.

The dividend paid on the Company’s common stock on January 17, 2012 was the 564th consecutive dividend paid by the Company.  The Company has paid consecutive dividends for its entire history, since 1816.  The policy of the Company’s Board of Directors is currently to pay cash dividends on a quarterly basis.  The dividend rate has been increased annually for fifteen consecutive years.  The Company’s Board of Directors declared dividend number 565 in the amount of $0.1336 per share at its January 2012 meeting.  The dividend is payable on April 16, 2012 to shareholders of record as of February 29, 2012.  Future cash dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board of Directors.  See Note 4 to the Company’s financial statements included herein for restrictions on dividend payments.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2011.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2006 through 2011, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S&P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, Aqua America, Artesian Resources, California Water Service, Connecticut Water Service, Middlesex Water, Pennichuck Corporation and San Jose Water.

The York Water Company: Price Performance
(2006 - 2011)

	2006	2007	2008	2009	2010	2011
The York Water Company	100.00	89.16	72.08	89.63	110.40	116.22
S&P 500 Index	100.00	103.53	63.69	78.62	88.67	88.67
Peer Group*	100.00	94.37	92.07	81.05	94.40	92.53

*ARTNA, AWR, CTWS, CWT, MSEX, PNNW, SJW, WTR
Source: FactSet Research Systems Inc.

Item 6.	Selected Financial Data.

(All dollar amounts are stated in thousands of dollars.)

	Summary of Operations
For the Year	2011	2010	2009	2008	2007

Water operating revenues	$40,629	$39,005	$37,043	$32,838	$31,433
Operating expenses	20,754	19,238	19,655	18,158	17,333
Operating income	19,875	19,767	17,388	14,680	14,100
Interest expense	5,155	4,795	4,780	4,112	3,916
Other income (expenses), net	(677)	(465)	(517)	(509)	(78)
Income before income taxes	14,043	14,507	12,091	10,059	10,106
Income taxes	4,959	5,578	4,579	3,628	3,692
Net income	$9,084	$8,929	$7,512	$6,431	$6,414

Per Share of Common Stock
Book value	$7.45	$7.19	$6.92	$6.14	$5.97
Basic earnings per share	0.71	0.71	0.64	0.57	0.57
Cash dividends declared per share	0.5266	0.5150	0.5060	0.4890	0.4750
Weighted average number of shares
outstanding during the year	12,734,420	12,626,660	11,695,155	11,298,215	11,225,822

Utility Plant
Original cost,
net of acquisition adjustments	$278,344	$269,856	$259,839	$245,249	$222,354
Construction expenditures	9,472	10,541	12,535	24,438	18,154

Other
Total assets	$274,219	$259,931	$248,837	$240,442	$210,969
Long-term debt
including current portion	85,017	85,173	77,568	86,353	70,505

For Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to Item 7 of this Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816.  The Company is a purely regulated water utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse affect on revenues.  2011 was a challenging year in many respects.  Market conditions and the economy in general are recovering very slowly from the recession.  As a result, there was very little growth in the customer base and existing customers reduced their water usage. In 2011, total water usage per customer declined by 1.7% compared to 2010.  Much of the reduction is attributed to record rainfall, particularly during the third quarter which is normally a high usage period.  The Company recorded 22 more inches of rainfall in 2011 than in 2010.  Conservation efforts account for a lesser portion of the decline in consumption.

Despite these challenges, the Company was able to increase revenues in 2011 compared to 2010 due to a timely rate filing which settled in November 2010.  The Company also benefited from reduced income taxes in 2011 due to the deductibility of bonus depreciation for state tax purposes.  The tax savings helped to offset unexpected increases in expenses for tank remediation and bad debts.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2011, operating revenue was derived from the following sources and in the following percentages:  residential, 63%; commercial and industrial, 29%; and other, 8% which is primarily from the provision for fire service.  The customer mix helps to reduce volatility in consumption.

The Company seeks to grow revenues by increasing the volume of water sold through increased consumption and increases in the number of customers served, and the timely filing for rate increases.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as through contractual services and bulk water supply.

In 2011, the Company entered into agreements with several municipalities to provide sewer billing services.  In addition, the Company signed an agreement to purchase the assets and operate its first wastewater collection and treatment system. The wastewater acquisition is subject to PPUC approval, but provides additional opportunities for the Company to expand its business.  In 2012, the Company expects to pilot a service line protection program as well in order to further diversify the business.

Performance Measures

Company management uses financial measures including operating revenues, net income, earnings per share and return on equity to evaluate its financial performance.  Additional statistical measures including number of customers, customer complaint rate, annual customer rates and the efficiency ratio are used to evaluate performance quality.  These measures are calculated on a regular basis and compared with historical information, budget and the other publicly-traded water companies.

The Company’s 2011 performance was strong under the above measures.  Increased rates from a rate filing and increases in the number of customers resulted in higher revenue.  In addition, the Company incurred lower income taxes in 2011.  The overall effect was an increase in net income in 2011 over 2010 of 1.7% and a return on year end common equity of 9.5% which was consistent with 2010.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 20.9%.  In 2011, the ratio was higher than the average at 22.4% due to the higher net income resulting from higher revenue and reduced income tax expense.  Management is confident that its ratio will again exceed that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

Results of Operations

2011 Compared with 2010

Net income for 2011 was $9,084, an increase of $155, or 1.7%, from net income of $8,929 for 2010.  The primary contributing factors to the increase in net income were higher water revenues and lower income taxes which were partially offset by higher interest on debt and increased operating expenses, primarily for depreciation, pension, distribution system maintenance and the provision for doubtful accounts.

Water operating revenues for the year increased $1,624, or 4.2%, from $39,005 for 2010 to $40,629 for 2011.  The primary reason for the increase in revenues was a rate increase effective November 4, 2010.  The 8.7% rate increase was partially offset by a lower volume of water sold.  The total per capita volume of water sold in 2011 decreased compared to 2010 by approximately 1.7%.  The decrease is mainly attributed to lower residential consumption due to record rainfall.  Commercial and industrial consumption was also slightly lower than last year.  The average number of customers served in 2011 increased as compared to 2010 by 203 customers, from 62,474 to 62,677 customers.  The Company expects revenues for 2012 to remain consistent with 2011.  A potential rate filing, other regulatory actions and weather patterns could impact results.

Operating expenses for the year increased $1,516, or 7.9%, from $19,238 for 2010 to $20,754 for 2011.  The increase was primarily due to higher depreciation expense of approximately $313 due to increased plant investment, higher pension expense of approximately $313 due to increased contributions, higher distribution system maintenance expense of approximately $310 primarily due to a tank remediation project and a higher provision for doubtful accounts of approximately $258 due to additional inactive accounts.  Also contributing to the increase were higher salary and wage expense of approximately $127 and other expenses aggregating approximately $195.  Depreciation expenses are expected to continue to rise due to investment in utility plant, the provision for doubtful accounts is expected to decrease with the absence of the 2011 adjustment, pension expense is expected to remain consistent and other operating expenses are expected to increase at a moderate rate as costs to serve customers and to extend the distribution system continue to rise.

Interest on debt for 2011 increased $348, or 7.1%, from $4,906 for 2010 to $5,254 for 2011.  The increase was primarily due to interest of $577 on the 5.00% Senior Notes, Series 2010A, issued in October of 2010.  Offsetting the increase were lower interest payments of $149 on the Company’s lines of credit due to reduced borrowings, lower interest of $67 due to retirement of the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010 and other lower interest expense of $13.  During 2011, there were no borrowings under the lines of credit.  The average interest rate on the lines of credit was 1.54% for 2010 on average debt outstanding of $7,191.  Interest expense in 2012 is expected to remain consistent with 2011.

Allowance for funds used during construction decreased $12, from $111 for 2010 to $99 in 2011, due to a lower volume of eligible construction.  Allowance for funds used during construction is expected to show a modest increase in 2012 based on a projected increase in the amount of construction expenditures.

Other income (expenses), net for 2011 reflects increased expenses of $212 as compared to 2010.  The increase was primarily due to higher employee retirement expense of approximately $154 due to increased liabilities from a decline in the discount rate which was partially offset by life insurance proceeds.  Also contributing to the increase were higher charitable contributions of approximately $25 and increased other expenses aggregating approximately $33.  In 2012, other income (expenses) will be largely determined by the change in market returns and discount rates.

Income taxes for 2011 decreased $619, or 11.1%, compared to 2010.  The Company’s effective tax rate was 35.3% for 2011 and 38.5% for 2010.  The decrease in the effective tax rate was due to the deductibility of bonus depreciation for state purposes in 2011.  The Company expects a lower effective tax rate to continue through 2012 if bonus depreciation remains deductible.  A higher effective tax rate is likely if bonus depreciation returns to 2009 levels.

2010 Compared with 2009

Net income for 2010 was $8,929, an increase of $1,417, or 18.9%, from net income of $7,512 for 2009.  The primary contributing factors to the increase in net income were higher water revenues and reduced expenses for salary and wages, distribution system maintenance and employee retirement.  Higher capitalized overhead and lower interest expense added to the reduction in expenses which were partially offset by higher depreciation expense, a reduced allowance for funds used during construction, higher power costs and increased capital stock tax.

Water operating revenues for the year increased $1,962, or 5.3%, from $37,043 for 2009 to $39,005 for 2010.  The primary reasons for the increase in revenues were an increased distribution system improvement charge (DSIC), a rate increase effective November 4, 2010 and growth in the customer base.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The average number of customers served in 2010 increased as compared to 2009 by 577 customers, from 61,897 to 62,474 customers. The total per capita volume of water sold in 2010 increased compared to 2009 by approximately 0.3%.  Per capita consumption by industrial and commercial customers showed a modest increase over prior year and was partially offset by a slight decrease in use by residential customers.

Operating expenses for the year decreased $417, or 2.1%, from $19,655 for 2009 to $19,238 for 2010.  The decrease was primarily due to lower salary and wage expense of approximately $177.  This was mainly a result of the vacation accrual recorded in 2009 as discussed in Note 1 (Reclassifications) to the Company’s financial statements included herein.  Lower distribution system maintenance expense of approximately $158, increased capitalized overhead of approximately $152, and reduced pension cost and other expenses aggregating approximately $275 added to the reduction of expenses.  Higher depreciation expense due to increased plant investment, increased power costs and higher capital stock tax aggregating approximately $345 partially offset the decrease.

Interest on debt for 2010 decreased $84, or 1.7%, from $4,990 for 2009 to $4,906 for 2010.  The primary reasons for the decrease were lower interest payments of $131 due to the retirement of the 3.60% Industrial Development Authority Revenue Refunding Bonds, Series 1994, in May of 2009 and the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010, lower interest of $81 on the Company’s lines of credit due to reduced borrowings and lower interest of $47 on the $12,000 variable rate bonds due to reduced interest rates.  The decrease in expense was partially offset by higher interest of $175 primarily for the newly issued 5.00% Senior Notes, Series 2010A, in October of 2010.  The average interest rate on the lines of credit was 1.54% for 2010 compared to 1.41% for 2009.  The average debt outstanding under the lines of credit was $7,191 for 2010 and $16,848 for 2009.

Allowance for funds used during construction decreased $99, from $210 for 2009 to $111 in 2010, due to a lower volume of eligible construction.  Eligible 2009 construction expenditures included a main extension to West Manheim Township.

Other income (expenses), net for 2010 reflects decreased expenses of $52 as compared to 2009.  The decrease was primarily due to lower employee retirement expense.

Income taxes for 2010 increased by $999, or 21.8%, compared to 2009, primarily due to an increase in taxable income.  The Company’s effective tax rate was 38.5% in 2010 and 37.9% in 2009.

Rate Developments

See Note 7 to the Company’s financial statements included herein for a discussion of its rate developments.

Acquisitions

See Note 2 to the Company’s financial statements included herein for a discussion of its acquisitions.

On December 28, 2011, the Company agreed to purchase the assets of Asbury Pointe Wastewater Collection and Treatment System in York County, Pennsylvania.  Closing of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second quarter of 2012 at which time the Company will add approximately 240 wastewater customers.  This acquisition provides further diversification to the Company’s business by adding wastewater collection and treatment to its services.

On March 2, 2012, the Company signed an agreement to purchase the assets of Section A Water Corporation in Adams County, Pennsylvania, at a purchase price of $135.  The Company will initially serve approximately 100 new customers by operating the current system as a satellite location.  The acquisition is expected to close in the third quarter of 2012 following necessary approvals from regulatory authorities.

On March 7, 2012, the Company signed an agreement to purchase the water assets of York Starview, LP in York County, Pennsylvania, at a purchase price of $125.  Because York Starview, LP is already in the Company’s service territory, fewer approvals will be needed.  The Company expects to begin serving approximately 240 new customers through an interconnection with its current distribution system during the second quarter of 2012.

These acquisitions are expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset further declines in per capita water consumption.

Capital Expenditures

During 2011, the Company invested $9,472 in construction expenditures including routine items, upgrades to its water treatment facilities, reinforcing water mains, and various replacements of aging infrastructure.  The Company replaced and relined over 41,000 feet of main in 2011.  The Company was able to fund operating activities and construction expenditures using internally-generated funds, proceeds from its stock purchase plans (see Note 5 to the Company’s financial statements included herein), and customer advances.

The Company anticipates construction and acquisition expenditures for 2012 and 2013 of approximately $12,040 and $13,660, respectively.  In addition to routine transmission and distribution projects, a portion of the anticipated 2012 and 2013 expenditures will be for additional main extensions, further upgrades to water treatment facilities, a new pumping station, improvements to the dams, an upgrade to the enterprise software system, and various replacements of aging infrastructure. The Company intends to use internally-generated funds for at least half of its anticipated 2012 and 2013 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans, potential debt and equity offerings, the DSIC and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2012 and 2013.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary during 2012, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed, besides what is generated internally, for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash balance of $4,006 at December 31, 2011 represents the balance of the proceeds of the October 2010 long-term debt issue plus the funds from operations generated internally in 2011 primarily due to lower cash required for income taxes due to bonus depreciation.  The Company expects the cash balance to decline in 2012 based on currently allowable bonus depreciation.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company’s operations for the foreseeable future based on its past experience.

Accounts Receivable
Recently the Company has noticed a decline in the timeliness of payments by its customers and an increase in the number of inactive accounts with outstanding balances.  The Company has increased its allowance for doubtful accounts in consideration of this trend.  If this trend continues, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.  The Company made a one-time adjustment during the second quarter of 2011 to the allowance and corresponding provision for doubtful accounts for inactive accounts that were written off during the second half of 2011.  The amount of the adjustment was not considered material to the financial statements.  No further adjustments are expected in 2012.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2011, the Company generated $17,474 internally as compared to $14,755 in 2010 and $15,801 in 2009.  The reduction in income taxes paid increased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2011, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 2.00%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2011.  The Company plans to renew a $5,000 line of credit that expires in June 2012 under similar terms and conditions.

The credit and liquidity crisis which began in 2008 has caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  Since then, the Company has experienced more stability as the economy recovers from the recession.  Actual interest rates remain low and two of the Company’s banks recently reduced the interest rate on its lines of credit.  One of the lines of credit continues to carry a commitment fee, although it has been reduced.  The Company has taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity.  Despite the general improvements and actions taken, there is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  The Company was able to pay off its line of credit borrowings by issuing long-term debt in October 2010.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2012.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company’s financial statements included herein for additional information regarding these restrictions.

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds.  In 2011, the Company retired $115 under these provisions.  Currently, no additional bonds that met the special provisions have been tendered for redemption.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300 in any annual period.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 47.2% as of December 31, 2011, compared with 48.3% as of December 31, 2010.  As debt load trends upward in the future, the Company will likely match increasing debt with increasing equity so that its debt to total capitalization ratio remains at nearly fifty percent.  This capital structure has historically been acceptable to the PPUC in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.  See Note 4 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2011.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission (SEC), pursuant to which the Company may offer an aggregate remaining amount of up to $25,000 of its common stock or debt securities subject to market conditions at the time of any such offering.  The Company is not currently planning to issue securities under the shelf Registration Statement in 2012.

Deferred Income Taxes and Uncertain Tax Positions
The Company has seen an increase in its deferred income tax liability amounts over the last several years.  This is primarily a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures and as the tax code continues to extend bonus depreciation.

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans from lower discount rates.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2011.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 52.8% as of December 31, 2011, compared with 51.7% as of December 31, 2010.  It is the Company’s intent to maintain a ratio near fifty percent.  Under the shelf Registration Statement previously mentioned, the Company has the ability to issue additional shares of its common stock, subject to market conditions at the time of any such offering.

Credit Rating
The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, and its ability to fund capital expenditures in a balanced manner using both debt and equity.  In 2012, the Company’s objectives will be to continue to maximize its funds provided by operations and maintain the equity component of total capitalization.

Dividends

During 2011, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 73.8% and 38.2%, respectively.  During 2010, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 72.9% and 43.8%, respectively.  During the fourth quarter of 2011, the Board of Directors increased the dividend by 2% from $0.1310 per share to $0.1336 per share per quarter.  This was the fifteenth consecutive annual dividend increase and the 196th consecutive year of paying dividends.

The Company’s Board of Directors declared a dividend in the amount of $0.1336 per share at its January 2012 meeting.  The dividend is payable on April 16, 2012 to shareholders of record as of February 29, 2012.  While the Company expects to maintain this dividend amount in 2012, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board of Directors.  See Note 4 to the Company’s financial statements included herein for restrictions on dividend payments.

Inflation

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

Contractual Obligations

The following summarizes the Company’s contractual obligations by period as of December 31, 2011:

	Payments due by period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Long-term debt obligations (a)	$85,017	$42	$12,085	$7,387	$65,503

Interest on long-term debt (b)	79,807	4,863	9,725	9,467	55,752

Purchase obligations (c)	1,810	1,810	-	-	-

Defined benefit obligations (d)	1,593	1,593	-	-	-

Deferred employee benefits (e)	4,729	240	481	492	3,516

Other deferred credits (f)	3,634	353	652	514	2,115
Total	$176,590	$8,901	$22,943	$17,860	$126,886

(a)
Represents debt maturities including current maturities.  Included in the table is a payment of $12,000 in Years 2 and 3 on the variable rate bonds which would only be due if the bonds were unable to be remarketed.  There is currently no such indication of this happening.

(b)
Excludes interest on the $12,000 variable rate debt as these payments cannot be reasonably estimated.  The interest rate on this issue is reset weekly by the remarketing agent based on then current market conditions.  Also excludes any interest on committed lines of credit due to the variability of both the outstanding amount and the interest rate.

(c)	Represents an approximation of open purchase orders at year end.
(d)
Represents contributions expected to be made to qualified defined benefit plans.  The contribution may increase if the minimum required contribution as calculated under Employee Retirement Income Security Act (ERISA) standards is higher than these amounts but in no case will the amount be less.  The amount of required contributions in 2013 and thereafter is not currently determinable.

(e)	Represents the obligations under the Company’s Supplemental Retirement and Deferred Compensation Plans for executives.
(f)	Represents the estimated settlement payments to be made under the Company’s interest rate swap contract.

In addition to these obligations, the Company makes refunds on Customers’ Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  The refund amounts are not included in the above table because the timing cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2022 and amounts not paid by the contract expiration dates become non-refundable and are transferred to Contributions in Aid of Construction.

See Note 9 to the Company’s financial statements included herein for a discussion of its commitments.

Environmental Matters

In November 2011 during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The Company is working with the DEP and the EPA to ensure proper removal and disposal of the mercury.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $168 which are included in operating expenses in the 2011 statement of income and represent all known costs related to the remediation.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements. The Company’s accounting policies require Management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for its pension plans.

Regulatory Assets and Liabilities
Generally accepted accounting principles define professional standards for companies whose rates are established by or are subject to approval by an independent third-party regulator.  In accordance with the professional standards, the Company defers costs and credits on its balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred.  These deferred amounts are then recognized in the statement of income in the period in which they are reflected in customer rates.  If the Company later finds that these assets and liabilities cannot be included in rate-making, they are adjusted appropriately.  See Note 1 for additional details regarding regulatory assets and liabilities.

Revenue Recognition
Revenues include amounts billed to metered customers on a cycle basis and unbilled amounts based on both actual and estimated usage from the latest meter reading to the end of the accounting period.  Estimates are based on average daily usage for those particular customers.  The unbilled revenue amount is recorded as a current asset on the balance sheet.  Actual results could differ from these estimates and would result in operating revenues being adjusted in the period in which the actual usage is known.  Based on historical experience, the Company believes its estimate of unbilled revenues is reasonable.

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company selected its December 31, 2011 and 2010 discount rates based on the Citigroup Pension Liability Index.  This index uses the Citigroup spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 4.25% at December 31, 2011 and 5.35% at December 31, 2010.

Choosing a lower discount rate normally increases the amount of pension expense and the corresponding liability.  In the case of the Company, a reduction in the discount rate would increase its liability, but would not have an impact on its pension expense.  The PPUC, in a previous rate settlement, agreed to grant recovery of the Company’s contribution to the pension plans in customer rates.  As a result, under the professional standards, expense in excess of the Company’s pension plan contribution is deferred as a regulatory asset and will be expensed as contributions are made to the plans and the contributions are recovered in customer rates.  Therefore, changes in the discount rate affect regulatory assets rather than pension expense.

The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% debt securities, and 0% to 10% cash reserves.  The Company used 7% as its estimate of expected return on assets in both 2011 and 2010.  If the Company were to reduce the expected return, its liability would increase, but its expense would again remain unchanged because the expense is equal to the Company’s contribution to the plans.  The additional expense would instead be recorded as an increase to regulatory assets.

Continued low discount rates and underperformance of assets could cause future required contributions and expense to increase substantially.  If this were to happen, the Company would have to consider changes to its pension plan benefits and possibly request additional recovery of expenses through increased rates charged to customers.

Other critical accounting estimates are discussed in the Significant Accounting Policies Note to the Financial Statements.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 4 to the financial statements included herein, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no lease obligations, no guarantees and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

See Note 1 to the Company’s financial statements included herein for a discussion on the effect of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

(All dollar amounts are stated in thousands of dollars.)

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to market risks relates to the Company's debt obligations under its lines of credit.  As of February 2012, the Company has unsecured lines of credit with maximum availability of $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2013), and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under this line of credit as of December 31, 2011.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2013 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500.  The Company had no outstanding borrowings under this line of credit as of December 31, 2011.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2012 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under this line of credit as of December 31, 2011.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 4 to the financial statements included herein and a variable rate PEDFA loan agreement described below.

In May 2008, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A.  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 4 to the Company’s financial statements included herein.

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

	Expected Maturity Date
Liabilities	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$42	$42	$43	$43	$7,344	$65,503	$73,017	$90,000
Average interest rate	1.00%	1.00%	1.00%	1.00%	4.67%	6.90%	6.66%

Variable Rate	-	$12,000	-	-	-	-	$12,000	$12,000
Average interest rate	0.09%	0.09%	-	-	-	-	0.09%

	Expected Maturity Date
Interest Rate Derivatives	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$2,842
Variable to Fixed *	$353	$335	$317	$275	$239	$2,115	$3,634
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.24%	0.36%	0.51%	0.87%	1.18%	1.79%	1.46%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan due in 2013, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of February 29, 2012, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  The interest rate of 0.09% on the $12,000 variable rate loan represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2011.

Other than the interest rate swap, the Company has no other derivative instruments used for any purpose, no additional financial instruments with significant credit risk, and no material exposure to currency or commodity risk.

Item 8.	Financial Statements and Supplementary Data.

THE YORK WATER COMPANY
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of The York Water Company

We have audited The York Water Company’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The York Water Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The York Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, common stockholders’ equity, and cash flows of The York Water Company, and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ParenteBeard LLC
ParenteBeard LLC
York, Pennsylvania
March 12, 2012

 THE YORK WATER COMPANY
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of The York Water Company

We have audited the accompanying balance sheets of The York Water Company (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The York Water Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ParenteBeard LLC
ParenteBeard LLC
York, Pennsylvania
March 12, 2012

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2011	Dec. 31, 2010

ASSETS
UTILITY PLANT, at original cost	$281,002	$272,565
Plant acquisition adjustments	(2,658)	(2,709)
Accumulated depreciation	(46,067)	(42,179)
Net utility plant	232,277	227,677

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $203 in 2011
and $190 in 2010	702	712

CURRENT ASSETS:
Cash and cash equivalents	4,006	1,327
Accounts receivable, net of reserves of $334 in 2011
and $245 in 2010	3,705	3,769
Unbilled revenues	2,258	2,503
Recoverable income taxes	197	21
Materials and supplies inventories, at cost	692	608
Prepaid expenses	303	398
Deferred income taxes	228	167
Total current assets	11,389	8,793

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,396	2,501
Notes receivable	368	407
Deferred regulatory assets	23,114	15,821
Restricted cash-compensating balance	500	500
Other assets	3,473	3,520
Total other long-term assets	29,851	22,749

Total Assets	$274,219	$259,931

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2011	Dec. 31, 2010

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$77,113	$75,481
issued and outstanding 12,791,671 shares in 2011
and 12,692,054 shares in 2010
Retained earnings	18,152	15,776
Total common stockholders' equity	95,265	91,257

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,975	85,132

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	42	41
Accounts payable	1,110	1,245
Dividends payable	1,481	1,440
Accrued compensation and benefits	1,012	985
Accrued interest	1,065	1,068
Other accrued expenses	573	552
Total current liabilities	5,283	5,331

DEFERRED CREDITS:
Customers' advances for construction	13,761	15,031
Deferred income taxes	29,809	25,437
Deferred employee benefits	14,660	9,814
Other deferred credits	3,489	2,003
Total deferred credits	61,719	52,285

Contributions in aid of construction	26,977	25,926

Total Stockholders' Equity and Liabilities	$274,219	$259,931

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2011	2010	2009

WATER OPERATING REVENUES:
Residential	$25,693	$24,478	$23,299
Commercial and industrial	11,820	11,440	10,734
Other	3,116	3,087	3,010
	40,629	39,005	37,043

OPERATING EXPENSES:
Operation and maintenance	7,333	6,760	7,067
Administrative and general	7,309	6,725	7,101
Depreciation and amortization	4,905	4,592	4,412
Taxes other than income taxes	1,207	1,161	1,075
	20,754	19,238	19,655

Operating income	19,875	19,767	17,388

OTHER INCOME (EXPENSES):
Interest on debt	(5,254)	(4,906)	(4,990)
Allowance for funds used during construction	99	111	210
Other income (expenses), net	(677)	(465)	(517)
	(5,832)	(5,260)	(5,297)

Income before income taxes	14,043	14,507	12,091

Income taxes	4,959	5,578	4,579

Net Income	$9,084	$8,929	$7,512

Basic Earnings Per Share	$0.71	$0.71	$0.64

Cash Dividends Declared Per Share	$0.5266	$0.5150	$0.5060

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2011, 2010 and 2009

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2008	11,367,248	$57,875	$11,891	$69,766
Net income	-	-	7,512	7,512
Dividends ($0.5060 per share)	-	-	(6,050)	(6,050)
Issuance of common stock	1,070,000	14,094	-	14,094
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	121,476	1,600	-	1,600
Balance, December 31, 2009	12,558,724	73,569	13,353	86,922
Net income	-	-	8,929	8,929
Dividends ($0.5150 per share)	-	-	(6,506)	(6,506)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	133,330	1,912	-	1,912
Balance, December 31, 2010	12,692,054	75,481	15,776	91,257
Net income	-	-	9,084	9,084
Dividends ($0.5266 per share)	-	-	(6,708)	(6,708)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	99,617	1,632	-	1,632
Balance, December 31, 2011	12,791,671	$77,113	$18,152	$95,265

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,084	$8,929	$7,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,905	4,592	4,412
Increase in deferred income taxes	3,189	2,591	2,515
Other	378	99	39
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(172)	(1,106)	309
(Increase) decrease in recoverable income taxes	(176)	(21)	64
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(1,300)	(614)	(135)
Increase in accounts payable, accrued compensation and benefits,
accrued expenses, deferred employee benefits, and other deferred credits	1,569	701	680
Increase (decrease) in accrued interest and taxes	(3)	(416)	405
Net cash provided by operating activities	17,474	14,755	15,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds
used during construction of $55 in 2011, $62 in 2010 and $117 in 2009	(9,472)	(10,541)	(12,535)
Acquisitions of water systems	-	-	(2,236)
Increase in compensating balance	-	-	(500)
Decrease in notes receivable	39	69	60
Net cash used in investing activities	(9,433)	(10,472)	(15,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	124	428	443
Repayments of customer advances	(295)	(544)	(926)
Proceeds of long-term debt issues	-	39,491	23,659
Debt issuance costs	-	(703)	-
Repayments of long-term debt	(156)	(34,886)	(32,444)
Borrowings under short-term line of credit agreements	-	(2,000)	(1,000)
Changes in cash overdraft position	-	(195)	(167)
Issuance of common stock	1,632	1,912	15,694
Dividends paid	(6,667)	(6,459)	(5,849)
Net cash used in financing activities	(5,362)	(2,956)	(590)

Net change in cash and cash equivalents	2,679	1,327	-
Cash and cash equivalents at beginning of period	1,327	-	-
Cash and cash equivalents at end of period	$4,006	$1,327	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,202	$4,797	$4,911
Income taxes	1,625	3,513	1,284

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $600 in 2011, $726 in 2010 and $292 in 2009 for the construction of utility plant.
Accounts payable and other deferred credits includes $19 in 2009 for the acquisition of water systems.
Short-term line of credit borrowings amounting to $3,000 were reclassified as long-term borrowings in 2010.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.	Significant Accounting Policies

The business of The York Water Company is to impound, purify and distribute water.  The Company operates within its franchised territory located in York and Adams Counties, Pennsylvania, and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2011 and 2010, utility plant includes a credit acquisition adjustment of $2,658 and $2,709, respectively.  The net acquisition adjustment is being amortized over the remaining life of the respective assets.  Amortization amounted to $50 in 2011, $50 in 2010, and $49 in 2009.

Upon normal retirement of depreciable property, the estimated or actual cost of the asset is credited to the utility plant account, and such amounts, together with the cost of removal less salvage value, are charged to the reserve for depreciation.  To the extent the Company recovers cost of removal or other retirement costs through rates after the retirement costs are incurred, a regulatory asset is reported.  Gains or losses from abnormal retirements are reflected in income currently.

The Company charges to maintenance expense the cost of repairs and replacements and renewals of minor items of property.  Maintenance of transportation equipment is charged to clearing accounts and apportioned therefrom in a manner similar to depreciation.  The cost of replacements, renewals and betterments of units of property is capitalized to the utility plant accounts.

The straight-line remaining life method is used to compute depreciation on utility plant cost, exclusive of land and land rights.  Annual provisions for depreciation of transportation and mechanical equipment included in utility plant are computed on a straight-line basis over the estimated service lives.  Such provisions are charged to clearing accounts and apportioned therefrom to operating expenses and other accounts in accordance with the Uniform System of Accounts as prescribed by the PPUC.

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2011	2010	of remaining lives
Mains and accessories	$146,290	$142,162	13 – 84 years
Services, meters and hydrants	56,731	54,970	21 – 53 years
Operations structures, reservoirs and
water tanks	41,435	40,387	7 – 68 years
Pumping and purification equipment	21,585	20,563	5 – 26 years
Office, transportation and
operating equipment	9,786	9,424	3- 23 years
Land and other non-depreciable assets	2,980	2,973	-
Utility plant in service	278,807	270,479
Construction work in progress	2,195	2,086	-
Total Utility Plant	$281,002	$272,565

The effective rate of depreciation was 2.11% in 2011, 2.06% in 2010, and 2.10% in 2009 on average utility plant, net of customers' advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

Cash and Cash Equivalents
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents except for those instruments earmarked to fund construction expenditures or repay long-term debt.

The Company periodically maintains cash balances in major financial institutions in excess of federally insured limit by the Federal Deposit Insurance Corporation (FDIC).  The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable
Accounts receivable are stated at outstanding balances, less a reserve for doubtful accounts.  The reserve for doubtful accounts is established through provisions charged against income.  Accounts deemed to be uncollectible are charged against the reserve and subsequent recoveries, if any, are credited to the reserve.  The reserve for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management's periodic evaluation of the adequacy of the reserve is based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  This evaluation is inherently subjective.  Unpaid balances remaining after the stated payment terms are considered past due.

Revenues
Revenues include amounts billed to customers on a cycle basis and unbilled amounts based on actual and estimated usage from the latest meter reading to the end of the accounting period.

Materials and Supplies Inventories
Materials and supplies inventories are stated at cost.  Costs are determined using the average cost method.

Deferred Debt Expense
Deferred debt expense is amortized on a straight-line basis over the term of the related debt.

Notes Receivable
Notes receivable are recorded at cost and represent amounts due from various municipalities for construction of water mains into their particular municipality.  Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.  When a note is considered to be impaired, the carrying value of the note is written down.  The amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.

Regulatory Assets and Liabilities
The Company is subject to the provisions of generally accepted accounting principles regarding rate-regulated entities.  The professional standards provide for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current customer rates or are considered probable of being included in future rates.  The regulatory assets or liabilities are then relieved as the cost or credit is reflected in rates.  Regulatory assets represent costs that are expected to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates.  These deferred costs have been excluded from the Company’s rate base and, therefore, no return is being earned on the unamortized balances.

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining Recovery
	2011	2010	Periods
Assets
Income taxes	$5,174	$4,008	Various
Postretirement benefits	13,949	9,454	10-20 years
Unrealized swap losses	2,811	1,310	1-18 years
Utility plant retirement costs	1,098	843	5 years
Rate case filing expenses	82	206	1 year
	$23,114	$15,821

Liabilities
Income taxes	$875	$830	1-50 years

Certain items giving rise to deferred state income taxes, as well as a portion of deferred federal income taxes related primarily to differences between book and tax depreciation expense, are recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates as they reverse.

Postretirement benefits include (a) deferred pension expense in excess of contributions made to the plans, and (b) the underfunded status of the pension plans.  The underfunded status represents the excess of the projected benefit obligation over the fair market value of the assets.  Both are expected to be recovered in future years as additional contributions are made or market conditions improve.  The recovery period is dependent on contributions made to the plans, plan asset performance and the discount rate used to value the obligations.  The period is estimated at between 10 and 20 years.

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 18 years.

The regulatory asset for utility plant retirement costs, including cost of removal, represents costs already incurred which are expected to be recovered over a five-year period in rates, through depreciation expense.  Rate case filing expenses are deferred and amortized over its remaining life of one year.

Regulatory liabilities relate mainly to deferred investment tax credits, and additionally to deferred taxes related to postretirement death benefits and bad debts.  These liabilities will be given back to customers in rates as tax deductions occur over the next 1-50 years.  Regulatory liabilities are part of other accrued expenses and other deferred credits on the balance sheets.

Other Assets
Other assets consist mainly of the cash value of life insurance policies held as an investment by the Company for reimbursement of costs and benefits associated with its supplemental retirement and deferred compensation programs.

Customers' Advances for Construction
Customer advances are cash payments from developers, municipalities, customers or builders for construction of utility plant, and are refundable upon completion of construction, as operating revenues are earned.  If the Company loaned funds for construction to the customer, the refund amount is credited to the note receivable rather than paid out in cash.  After all refunds to which the customer is entitled are made, any remaining balance is transferred to contributions in aid of construction.  From 1986 to 1996 when customer advances were taxable income to the Company, additional funds were collected from customers to cover the taxes.  Those funds were recorded as a liability within Customer Advances and are being amortized as deferred income over the tax life of the underlying assets.

Contributions in Aid of Construction
Contributions in Aid of Construction is composed of (i) direct, non-refundable contributions from developers, customers or builders for construction of water infrastructure and (ii) customer advances that have become non-refundable.  Contributions in aid of construction are deducted from the Company’s rate base, and therefore, no return is earned on property financed with contributions.  The PPUC requires that contributions received remain on the Company’s balance sheet indefinitely as a long-term liability.

Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate.  The Company had designated the interest rate swap agreement as a cash flow hedge. Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  The interest rate swap agreement is classified as a financial derivative used for non-trading activities.

The professional standards regarding accounting for derivatives and hedging activities requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  In accordance with the standards, the interest rate swap is recorded on the balance sheet in other deferred credits at fair value.

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the year ended December 31, 2011, $363 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $1,864 for the year ended December 31, 2011.  During the twelve months ending December 31, 2012, the Company expects to reclassify $349 (before tax) from regulatory assets to interest expense.

The interest rate swap will expire on October 1, 2029.

Income Taxes
Certain income and expense items are accounted for in different time periods for financial reporting than for income tax reporting purposes.

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent such income taxes increase or decrease future rates, an offsetting regulatory asset or liability has been recorded.

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2011 and 2010, deferred investment tax credits amounted to $851 and $890, respectively.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2011, 2010 and 2009.  AFUDC is recovered through water rates as utility plant is depreciated.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications
Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentation.  Such reclassifications had no effect on net income, the statement of common stockholders’ equity, or the statement of cash flow category reporting.

During the first quarter of 2009, the Company determined that it had understated the amount of accrued vacation recorded in its financial statements.  As a result, the Company recorded additional salary and wage expense of $257 in accordance with the professional standards regarding accounting for compensated absences.  The additional accrual, amounting to $152 after taxes, represents an error correction from prior periods.

Impact of Recent Accounting Pronouncements
In November 2008, the Securities and Exchange Commission (SEC) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). In February 2010, the SEC expressed support for a single set of high-quality globally accepted accounting standards and established a work plan that sets forth specific areas and factors before transitioning to IFRS.  The SEC stated its intent to make a determination in 2011 regarding the mandatory adoption of IFRS, but that date has been delayed until at least 2012.  There is an expectation that any decision to adopt IFRS would allow issuers four to five years to prepare for the transition.  The Company is currently assessing the impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

2.	Acquisitions

On January 9, 2009, the Company completed the acquisition of the water system of West Manheim Township in York County, Pennsylvania.  The Company had begun serving the customers of West Manheim Township in December 2008 through an interconnection with its current distribution system.  This acquisition resulted in the addition of 1,800 customers at a purchase price of approximately $2,075, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $1,440 and is amortizing it over the remaining life of the underlying assets.

On November 12, 2009, the Company completed the acquisition of the water system of Beaver Creek Village in Adams County, Pennsylvania.  The Company acquired and is using Beaver Creek Village’s distribution facilities through an interconnection with its current distribution system.  This acquisition resulted in the addition of 167 customers at a purchase price of approximately $70, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $26 and is amortizing it over the remaining life of the underlying assets.

The Company began to include the operating results of the Beaver Creek Village acquisition in its operating results on the acquisition date.  The West Manheim acquisition was included in operating results prior to the closing date as indicated above.  The results have been immaterial to total company results.

3.	Income Taxes

The provisions for income taxes consist of:

	2011	2010	2009
Federal current	$1,357	$1,872	$1,176
State current	413	1,115	888
Federal deferred	3,291	2,645	2,564
State deferred	(63)	(16)	(10)
Federal investment tax credit, net of current utilization	(39)	(38)	(39)
Total income taxes	$4,959	$5,578	$4,579

A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

	2011	2010	2009
Statutory Federal tax provision	$4,775	$4,933	$4,111
State income taxes, net of Federal benefit	231	725	579
Tax-exempt interest	(32)	(37)	(39)
Amortization of investment tax credit	(39)	(38)	(39)
Cash value of life insurance	90	70	68
Domestic production deduction	(115)	(127)	(79)
Other, net	49	52	(22)
Total income taxes	$4,959	$5,578	$4,579

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are summarized in the following table:

	2011	2010
Deferred tax assets:
Reserve for doubtful accounts	$135	$99
Compensated absences	190	188
Deferred compensation	1,234	1,091
Customers' advances and contributions	57	81
Deferred taxes associated with the gross-up
of revenues necessary to return, in rates, the effect of temporary differences	119	90
Pensions	4,776	2,951
Contributions carryover	36	-
Costs deducted for book, not for tax	39	33
Total deferred tax assets	6,586	4,533
Deferred tax liabilities:
Accelerated depreciation	27,850	23,673
Investment tax credit	505	529
Deferred taxes associated with the gross-up
of revenues necessary to recover, in rates, the effect of temporary differences	1,864	1,379
Tax effect of pension regulatory asset	5,663	3,838
Costs deducted for tax, not for book	285	384
Total deferred tax liabilities	36,167	29,803

Net deferred tax liability	$29,581	$25,270

Reflected on balance sheets as:
Current deferred tax asset	$(228)	$(167)
Noncurrent deferred tax liability	29,809	25,437
Net deferred tax liability	$29,581	$25,270

The Company has a contributions carryover of $89 as of December 31, 2011.  If not used, this carryover will expire in 2016.

No valuation allowance is required for deferred tax assets as of December 31, 2011 and 2010.  In assessing the soundness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the professional standards recorded in the years that remain open for review by taxing authorities.  The federal income tax returns and the state income tax returns for the years 2008 through 2010 remain open.  The Company has not yet filed tax returns for 2011, but has not taken any new positions in its 2011 income tax provision.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expenses.  There were no interest or penalties for the years ended December 31, 2011, 2010, and 2009.

4.	Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2011 and 2010 is summarized in the following table:

	2011	2010
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	332	373
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,885	15,000
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	85,017	85,173
Less current maturities	(42)	(41)
Long-term portion	$84,975	$85,132

Payments due by year:

2012	2013	2014	2015	2016
$42	$12,042	$43	$43	$7,344

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds.  In 2011, the Company retired $115 under these provisions.  Currently, no additional bonds that met the special provisions have been tendered for redemption.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300 in any annual period.

Payments due in 2013 include payments of $12,000 on the variable rate bonds (due 2029) which would only be payable if all of the bonds were tendered and could not be remarketed.  There is currently no such indication of this happening.

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

On May 7, 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (the “Series A Bonds”) for the Company’s benefit pursuant to the terms of a trust indenture, dated as of May 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series A Bonds to us pursuant to a loan agreement, dated as of May 1, 2008, between us and the PEDFA.  The loan agreement provides for a $12,000 loan with a maturity date of October 1, 2029.  Amounts outstanding under the loan agreement are the Company’s direct general obligations.  The proceeds of the loan were used to redeem the PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 (the “2004 Series B Bonds”).  The 2004 Series B Bonds were redeemed because the bonds were tendered and could not be remarketed due to the downgrade of the bond insurer’s credit rating.

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by us.  The Company has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.20% in 2011 and 0.30% in 2010.  As of December 31, 2011 and 2010, the interest rate was 0.09% and 0.38%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a three-year direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The Letter of Credit is a three-year agreement with a one-year extension evaluated annually.  The current expiration date is May 6, 2013.

The Company may elect to have the Series A Bonds redeemed, in whole or in part, on any date that interest is payable for a redemption price equal to 100% of the principal amount thereof plus accrued interest to the date of redemption.  The Series A Bonds are also subject to mandatory redemption for the same redemption price in the event that the Internal Revenue Service determines that the interest payable on the Series A Bonds is includable in gross income of the holders of the bonds for federal tax purposes.

In connection with the issuance of the PEDFA 2004 Series B Bonds, the Company entered into an interest rate swap agreement with a counterparty, in the notional principal amount of $12,000.  The Company elected to retain the swap agreement for the 2008 Series A Bonds.  Interest rate swap agreements derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the swap, is reflected on the Company’s balance sheet.  See Note 10 for additional information regarding the fair value of the swap.

The interest rate swap will terminate on the maturity date of the 2008 Series A Bonds (which is the same date as the maturity date of the loan under the loan agreement), unless sooner terminated pursuant to its terms.  In the event the interest rate swap terminates prior to the maturity date of the 2008 Series A Bonds, either the Company or the swap counterparty may be required to make a termination payment to the other based on market conditions at such time.  The Company is exposed to credit-related losses in the event of nonperformance by the counterparty.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect the counterparty to default on its obligations.  Notwithstanding the terms of the swap agreement, the Company is ultimately obligated for all amounts due and payable under the loan agreement.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2011.  If a violation were triggered on December 31, 2011, the Company would have been required to pay the counterparty approximately $3,107.

The Company’s interest rate swap agreement provides that it pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company’s net payment rate on the swap averaged 3.01% in 2011 and 3.00% in 2010.

As of December 31, 2011, there was a negative spread of 8 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.08% (including variable interest and swap payments).  As of December 31, 2010, there was a spread of 23 basis points which equated to an overall effective rate of 3.39% (including variable interest and swap payments).

The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and acquisition of the Company's stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2011, none of the earnings retained in the business are restricted under these provisions.  The Company’s 1.00% Pennvest Loan is secured by $800 of receivables.  Other than this loan, the Company’s debt is unsecured.

As of December 31, 2011, the Company maintained unsecured lines of credit aggregating $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2013), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2013 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500.  In 2010, the outstanding borrowings were reclassified to long-term debt based on a renewal that extended the maturity date more than one year.  The corresponding compensating balance was also reclassified from current assets to long-term assets due to the extended maturity date.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2012 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2011 and 2010.

The Company’s lines of credits require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2011, the Company was in compliance with these covenants.

5.	Common Stock and Earnings Per Share

Earnings per share are based upon the weighted average number of shares outstanding of 12,734,420 in 2011, 12,626,660 in 2010 and 11,695,155 in 2009.  The Company does not have dilutive securities outstanding.

Under the employee stock purchase plan, all full-time employees who have been employed at least six consecutive months may purchase shares of the Company's common stock through payroll deductions limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2011, 2010 and 2009 were 7,814, 6,968 and 6,860, respectively.  As of December 31, 2011, 30,046 authorized shares remain unissued under the plan.

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

Under the optional dividend reinvestment portion of the plan, holders of the Company's common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).

Shares issued under the Dividend Reinvestment and Direct Stock Purchase and Sale Plan, during 2011, 2010 and 2009 were 91,803, 126,361 and 114,616, respectively.  As of December 31, 2011, 537,355 authorized shares remain unissued under the plan.

In September 2009, the Company closed an underwritten public offering of 950,000 shares of its common stock.  In October 2009, the underwriters exercised an over-allotment of 120,000 shares.  Boenning & Scattergood, Inc. and J.J.B. Hilliard, W.L. Lyons, LLC were the underwriters in the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriter’s discounts and commissions, of approximately $14.1 million.  The net proceeds were used to repay a portion of the Company’s borrowings under its line of credit agreements incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

6.	Employee Benefit Plans

Pensions
The Company maintains two defined benefit pension plans, a general and administrative plan and a union-represented plan, covering substantially all of its employees hired prior to May 1, 2010.  Employees hired after May 1, 2010 are eligible for an enhanced 401k plan rather than a defined benefit plan.  The benefits under the defined benefit plans are based upon years of service and compensation over the highest five years in the last ten years of service.  The Company's funding policy is to contribute annually the amount permitted by the PPUC to be collected from customers in rates, but in no case less than the minimum Employee Retirement Income Security Act (ERISA) required contribution.

The following table sets forth the plans' funded status as of December 31, 2011 and 2010.  The measurement of assets and obligations of the plans is as of December 31, 2011 and 2010.

Obligations and Funded Status At December 31	2011	2010
Change in Benefit Obligation
Pension benefit obligation beginning of year	$26,546	$23,235
Service cost	930	777
Interest cost	1,391	1,335
Actuarial loss	3,618	2,190
Plan amendments	92	0
Benefit payments	(997)	(991)
Pension benefit obligation end of year	31,580	26,546
Change in Plan Assets
Fair value of plan assets beginning of year	19,276	16,787
Actual return on plan assets	(57)	2,200
Employer contributions	1,593	1,280
Benefits paid	(997)	(991)
Fair value of plan assets end of year	19,815	19,276
Funded Status of Plans at End of Year	$(11,765)	$(7,270)

The professional standards require that the funded status of defined benefit pension plans be fully recognized in the balance sheet.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs which were previously netted with the funded status in a liability account, to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the professional standards to defer the charges to accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The liability for the funded status of the Company’s pension plans is recorded in “Deferred employee benefits” on its balance sheet.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2011	2010
Net loss (gain) arising during the period	$5,009	$1,155
Recognized net actuarial loss	(313)	(213)
Recognized prior service cost	(17)	(17)
Total changes in regulatory asset during the year	$4,679	$925

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2011	2010
Net loss	$11,451	$6,755
Prior service cost	85	102
Regulatory asset	$11,536	$6,857

Components of Net Periodic Benefit Cost are as follows:

	2011	2010	2009
Service cost	$930	$777	$793
Interest cost	1,391	1,335	1,311
Expected return on plan assets	(1,334)	(1,165)	(944)
Plan amendments	92	-	-
Amortization of loss	313	213	404
Amortization of prior service cost	17	17	18
Rate-regulated adjustment	184	103	(199)
Net periodic benefit cost	$1,593	$1,280	$1,383

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2011, the deferral declined by $184.

The estimated costs for the defined benefit pension plans relating to the December 31, 2011 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$638
Net prior service cost	17
$655

The Company plans to contribute $1,593 to the plans in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2012	2013	2014	2015	2016	2017-2021
$1,153	$1,206	$1,296	$1,521	$1,555	$9,025

The accumulated benefit obligation for both defined benefit pension plans was $28,473 and $23,244 at December 31, 2011 and 2010, respectively.  The following table shows the accumulated benefit obligation, the projected benefit obligation and the fair value of plan assets for each plan:

	General and Administrative Plan		Union-Represented Plan
	2011	2010	2011	2010
Accumulated benefit obligation	$17,812	$14,683	$10,661	$8,561
Projected benefit obligation	19,889	16,936	11,691	9,610
Fair value of plan assets	12,420	12,106	7,395	7,170

Weighted-average assumptions used to determine benefit obligations at December 31:

	2011	2010
Discount rate	4.25%	5.35%
Expected long-term return on plan assets	7.00%	7.00%
Rate of compensation increase	3.00%	3.50 – 4.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2011	2010	2009
Discount rate	5.35%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50 - 4.00%	4.00 - 5.00%	4.00 - 5.00%

The selected long-term rate of return on plan assets (7.0%) was primarily based on the asset allocation of the plan's assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company's defined benefit pension plans is that of Growth and Income.  The  weighted-average target asset allocations are 50% to 70% equity securities, 30% to 50% fixed income securities and 0% to 10% reserves (cash and cash equivalents).  Within the equity category, the Company’s target allocation is approximately 45 - 50% large cap, 15% mid cap, 10% small cap, 15% international, 5% emerging markets and 5 – 10% inflation hedge.  Within the debt category, its target allocation is approximately 30% U.S. Treasury and Agency securities, 40% U.S. corporate bonds, 10% mortgage-backed securities, 10% international, and 10% high yield bonds.  The Company’s investment performance objectives over a three to five year period are to exceed the annual rate of inflation as measured by the Consumer Price Index by 3%, and to exceed the annualized total return of specified benchmarks applicable to the funds within the asset categories.

Further guidelines within equity securities include: (1) holdings in any one company cannot exceed 5% of the portfolio; (2) a minimum of 20 individual stocks must be included in the domestic stock portfolio; (3) a minimum of 30 individual stocks must be included in the international stock portfolio; (4) equity holdings in any one industry cannot exceed 20-25% of the portfolio; and (5) only U.S.-denominated currency securities are permitted.

Further guidelines for debt securities include: (1) fixed income holdings in a single issuer are limited to 5% of the portfolio; (2) acceptable investments include money market securities, U.S. Government and its agencies and sponsored entities' securities, mortgage-backed and asset-backed securities, corporate securities and mutual funds offering high yield bond portfolios; (3) purchases must be limited to investment grade or higher; (4) non-U.S. dollar denominated securities are not permissible; and (5) high risk derivatives are prohibited.

The fair values of the Company's pension plan assets at December 31, 2011 and 2010 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), 88% in 2011 and 86% in 2010, with the remaining 12% and 14%, respectively, based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2011	2010	2011	2010	2011	2010
Cash and Money Market Funds (a)	$498	$346	$498	$346	$-	$-
Equity Securities:
Common Equity Securities (b)	3,755	3,714	3,755	3,714	-	-
Equity Mutual Funds (c)	9,088	8,967	9,088	8,967	-	-
Fixed Income Securities:
U.S. Treasury Obligations	593	856	-	-	593	856
U.S. Government Agencies	808	935	-	-	808	935
Corporate and Foreign Bonds (d)	896	923	-	-	896	923
Fixed Income Mutual Funds (e)	4,177	3,535	4,177	3,535	-	-
Total Plan Assets	$19,815	$19,276	$17,518	$16,562	$2,297	$2,714

(a)	The portfolios are designed to keep approximately three months of distributions in immediately available funds.
(b)
This category includes investments in 100% U.S. common stocks widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, telecommunications, industrials, energy and utilities.  The individual stocks are primarily large cap stocks which track with the S&P 500 with the exception of $340 (1.7% of total plan assets) which is invested in York Water Company common stock.

(c)
This category includes investments in approximately 16% domestic equity mutual funds, 12% U.S. commodities used primarily as inflation hedges, 5% international mutual funds, and the remaining 67% in closed-end mutual funds which give the portfolio exposure to small, mid and large cap index funds as well as international diversified index funds.

(d)	This category currently includes only U.S. corporate bonds and notes equitably distributed to the food and staples and information technology sectors.
(e)
This category includes fixed income investments in mutual funds which include municipal, government, corporate and mortgage securities of both the U.S. and other countries.  The mortgage and asset-backed securities and non-U.S. corporate and sovereign investments add further diversity to the fixed income portion of the portfolio.

Defined Contribution Plan
The Company has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code.  For employees hired before May 1, 2010, this plan provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum annual Company contribution of $2.8 for each employee.  The maximum annual Company contribution was increased by $0.6 during 2010.

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum of 4% of the employee’s compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee’s account whether or not they defer their own compensation.  Employees eligible for this enhanced 401k plan feature are not eligible for the defined benefit plans.  As of December 31, 2011, two employees were participating in the enhanced feature of the plan.  The Company's contributions to the plan amounted to $220 in 2011, $187 in 2010, and $146 in 2009.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2011 and 2010, the present value of the future obligations was approximately $3,039 and $2,692, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,380 and $3,430, respectively, at December 31, 2011 and 2010.  The Company’s expenses under the plans amounted to $514 in 2011, $360 in 2010 and $413 in 2009.

7.	Rate Increases

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 14, 2010.  Effective November 4, 2010, the PPUC authorized an average increase of 8.7% in rates designed to produce approximately $3,400 in additional annual revenues.  The Company has not yet determined when the next application for a rate increase will be submitted.

8.	Notes Receivable and Customers' Advances for Construction

The Company has agreements with three municipalities to extend water service into previously formed water districts.  The Company loaned funds to the municipalities to cover the costs related to the projects.  The municipalities concurrently advanced these funds back to the Company in the form of customers' advances for construction.  The municipalities are required by enacted ordinances to charge application fees and water revenue surcharges (fees) to customers connected to the system, which are remitted to the Company.  The note principal and the related customer advance are reduced periodically as operating revenues are earned by the Company from customers connected to the system and refunds of advances are made.  There is no due date for the notes or expiration date for the advances.

The Company has recorded interest income of $95 in 2011, $110 in 2010 and $116 in 2009.  Interest rates on the notes outstanding at December 31, 2011 vary from 6.75% to 7.5%.

Included in the accompanying balance sheets at December 31, 2011 and 2010 were the following amounts related to these projects.

	2011	2010
Notes receivable, including interest	$368	$407
Customers' advances for construction	945	967

The Company has other customers' advances for construction totaling $12,816 and $14,064 at December 31, 2011 and 2010, respectively.

9.	Commitments

Based on its capital budget, the Company plans to spend approximately $12,040 in 2012 and $13,660 in 2013 on construction and acquisitions. The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues, customer advances and the distribution surcharge allowed by the PPUC.  The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.

In November 2011 during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The Company is working with the Pennsylvania Department of Environmental Protection and the U.S. Environmental Protection Agency to ensure proper removal and disposal of the mercury.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $168 which are included in operating expenses in the 2011 statement of income and represent all known costs related to the remediation.

As of December 31, 2011, the Company employed 106 full time people, including 40 under union contract.  The current contract was ratified during 2010 and expires on April 30, 2013.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning water service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position, results of operations and cash flows.

10.	Fair Value of Financial Instruments

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,842	$2,842

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of December 31, 2011.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2011.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $265.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2010 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,341	$1,341

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $85,017 at December 31, 2011, and $85,173 at December 31, 2010, had an estimated fair value of approximately $102,000 and $94,000 at December 31, 2011 and 2010, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at December 31, 2011 of $13,761 and $368, respectively.  At December 31, 2010, customers’ advances for construction and notes receivable had carrying values of $15,031 and $407, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

11.	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2011	2010	2009
Regulatory Assessment	$213	$205	$210
Property	332	321	311
Payroll, net of amounts capitalized	445	430	419
Capital Stock	216	203	133
Other	1	2	2
Total taxes other than income taxes	$1,207	$1,161	$1,075

12.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
2011
Water operating revenues	$9,645	$10,452	$10,451	$10,081	$40,629
Water operating income	4,586	5,162	5,279	4,848	19,875
Net income	2,139	2,458	2,364	2,123	9,084
Basic earnings per share	0.17	0.19	0.19	0.16	0.71
Dividends declared per share	0.1310	0.1310	0.1310	0.1336	0.5266

2010
Water operating revenues	$9,016	$9,748	$10,487	$9,754	$39,005
Water operating income	4,275	5,045	5,604	4,843	19,767
Net income	1,839	2,344	2,670	2,076	8,929
Basic earnings per share	0.15	0.18	0.21	0.17	0.71
Dividends declared per share	0.1280	0.1280	0.1280	0.1310	0.5150

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of The York Water Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by ParenteBeard LLC, the independent registered public accounting firm who also audited the Company’s financial statements.  ParenteBeard’s attestation report on the Company’s internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2012 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

Information regarding the executive officers is included under the caption “Executive Officers of the Registrant” contained in Item 1 of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the 2012 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2012 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2012 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2012 Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption “Compensation Committee Interlocks and Insider Participation” of the 2012 Proxy Statement is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption “Compensation Committee Report” of the 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 30,000 authorized shares remain unissued as of December 31, 2011.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2012 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Board Independence” and “Related Party Transactions” of the 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Ratification of Appointment of Independent Registered Public Accounting Firm" of the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	56
	for the years ended December 31, 2011, 2010, and 2009

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 27.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 58 through 61.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2011

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2011 Reserve for uncollectible accounts	$245,000	$480,807	$32,801	$424,927	$333,681

FOR THE YEAR ENDED DECEMBER 31, 2010 Reserve for uncollectible accounts	$225,000	$223,185	$31,026	$234,211	$245,000

FOR THE YEAR ENDED DECEMBER 31, 2009 Reserve for uncollectible accounts	$195,000	$231,974	$27,914	$229,888	$225,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 12, 2012	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 12, 2012	Dated: March 12, 2012

Directors:	Date:

By: /s/Cynthia A. Dotzel	March 12, 2012
Cynthia A. Dotzel

By: /s/John L. Finlayson	March 12, 2012
John L. Finlayson

By: /s/Michael W. Gang	March 12, 2012
Michael W. Gang

By: /s/Jeffrey R. Hines	March 12, 2012
Jeffrey R. Hines

By: /s/George W. Hodges	March 12, 2012
George W. Hodges

By: /s/George Hay Kain, III	March 12, 2012
George Hay Kain, III

By: /s/Jeffrey S. Osman	March 12, 2012
Jeffrey S. Osman

By: /s/Steven R. Rasmussen	March 12, 2012
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 12, 2012
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan
Incorporated herein by reference.  Filed previously with the Securities and Exchange Commission as the Prospectus included in Post-Effective Amendment No. 1 to Form S-3 dated June 26, 2008 (File No. 333-59072).

4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Articles of Agreement Between The York Water Company and Windsor Township relative to Extension of Water Mains dated February 9, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 1989 Form 10-K.
10.3	Articles of Agreement Between The York Water Company and York Township relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
10.5	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.6	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.7	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
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
10.17
Form of Amended and Restated Change in Control Agreement made as of November 5, 2008 between The York Water Company and each of the individuals listed on Schedule 10.17 thereto, which plans are identical in all material respects except as indicated in Schedule 10.17

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.17 to the Company's March 8, 2011 Form 10-K.
10.18
Form of Amended and Restated Supplemental Retirement Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on Schedule 10.18 thereto, which plans are identical in all material respects except as indicated in Schedule 10.18

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.18 to the Company's March 8, 2011 Form 10-K.
10.19
Form of Amended and Restated Deferred Compensation Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on Schedule 10.19 thereto, which plans are identical in all material respects except as indicated in Schedule 10.19

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.19 to the Company's March 8, 2011 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's 2002 Form 10-K.
23	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.