Form 10-Q
period 2012-03-31
YORK WATER CO
filed 2012-05-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,828,501 Shares outstanding as of May 8, 2012

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2012	Dec. 31, 2011

ASSETS
UTILITY PLANT, at original cost	$283,175	$281,002
Plant acquisition adjustments	(2,646)	(2,658)
Accumulated depreciation	(47,113)	(46,067)
Net utility plant	233,416	232,277

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $207 in 2012
and $203 in 2011	698	702

CURRENT ASSETS:
Cash and cash equivalents	4,090	4,006
Accounts receivable, net of reserves of $329 in 2012
and $334 in 2011	3,394	3,705
Unbilled revenues	2,144	2,258
Recoverable income taxes	-	197
Materials and supplies inventories, at cost	728	692
Prepaid expenses	443	303
Deferred income taxes	225	228
Total current assets	11,024	11,389

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,370	2,396
Notes receivable	358	368
Deferred regulatory assets	22,674	23,114
Restricted cash-compensating balance	500	500
Other assets	3,556	3,473
Total other long-term assets	29,458	29,851

Total Assets	$274,596	$274,219

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2012	Dec. 31, 2011

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$77,681	$77,113
issued and outstanding 12,824,389 shares in 2012
and 12,791,671 shares in 2011
Retained earnings	18,383	18,152
Total common stockholders' equity	96,064	95,265

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,964	84,975

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	42	42
Accounts payable	1,506	1,110
Dividends payable	1,482	1,481
Accrued compensation and benefits	1,019	1,012
Accrued income taxes	6	-
Accrued interest	1,221	1,065
Other accrued expenses	653	573
Total current liabilities	5,929	5,283

DEFERRED CREDITS:
Customers' advances for construction	13,731	13,761
Deferred income taxes	30,377	29,809
Deferred employee benefits	13,487	14,660
Other deferred credits	3,067	3,489
Total deferred credits	60,662	61,719

Contributions in aid of construction	26,977	26,977

Total Stockholders' Equity and Liabilities	$274,596	$274,219

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2012	2011

WATER OPERATING REVENUES:
Residential	$6,157	$6,126
Commercial and industrial	2,725	2,754
Other	787	765
	9,669	9,645

OPERATING EXPENSES:
Operation and maintenance	1,750	1,663
Administrative and general	1,900	1,858
Depreciation and amortization	1,279	1,219
Taxes other than income taxes	313	319
	5,242	5,059

Operating income	4,427	4,586

OTHER INCOME (EXPENSES):
Interest on debt	(1,310)	(1,315)
Allowance for funds used during construction	13	20
Other income (expenses), net	(59)	12
	(1,356)	(1,283)

Income before income taxes	3,071	3,303

Income taxes	1,130	1,164

Net Income	$1,941	$2,139

Basic Earnings Per Share	$0.15	$0.17

Cash Dividends Declared Per Share	$0.1336	$0.1310

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2012 and 2011

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2011	12,791,671	$77,113	$18,152	$95,265
Net income	-	-	1,941	1,941
Dividends ($.1336 per share)	-	-	(1,710)	(1,710)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	32,718	568	-	568
Balance, March 31, 2012	12,824,389	$77,681	$18,383	$96,064

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2010	12,692,054	$75,481	$15,776	$91,257
Net income	-	-	2,139	2,139
Dividends ($.1310 per share)	-	-	(1,663)	(1,663)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	22,933	376	-	376
Balance, March 31, 2011	12,714,987	$75,857	$16,252	$92,109

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,941	$2,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,279	1,219
Increase in deferred income taxes	515	881
Other	58	37
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	349	481
(Increase) decrease in recoverable income taxes	197	(386)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(304)	(185)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued
expenses, deferred employee benefits, and other deferred credits	(875)	472
Increase in accrued interest and taxes	162	157
Net cash provided by operating activities	3,322	4,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $7 in 2012 and $11 in 2011	(2,076)	(2,103)
Decrease in notes receivable	10	8
Net cash used in investing activities	(2,066)	(2,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	62	12
Repayments of customer advances	(82)	(58)
Repayments of long-term debt	(11)	(10)
Issuance of common stock	568	376
Dividends paid	(1,709)	(1,663)
Net cash used in financing activities	(1,172)	(1,343)

Net change in cash and cash equivalents	84	1,377
Cash and cash equivalents at beginning of period	4,006	1,327
Cash and cash equivalents at end of period	$4,090	$2,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,146	$1,147
Income taxes	-	226

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $843 in 2012 and $290 in 2011 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation
The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended March 31, 2012 and 2011 were based on weighted average shares outstanding of 12,801,706 and 12,695,604, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Commitments
In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The Company continues to work with the Pennsylvania Department of Environmental Protection and the U.S. Environmental Protection Agency to ensure proper removal and disposal of the mercury.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $184 through March 31, 2012, which represent all known costs related to the remediation.

4	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended March 31
	2012	2011

Service cost	$ 263	$ 232
Interest cost	322	348
Expected return on plan assets	(360)	(333)
Plan amendments	-	23
Amortization of actuarial loss	160	78
Amortization of prior service cost	4	4
Rate-regulated adjustment	9	46
Net periodic pension expense	$ 398	$ 398

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $1,593 to its pension plans in 2012.  As of March 31, 2012, contributions of $1,593 have been made.  The Company does not expect to contribute any additional amount during the remainder of 2012.

5.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk. The Company’s net payment rate on the swap was 2.96% during the three months ended March 31, 2012.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended March 31, 2012, $90 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a gain of $326 for the three months ended March 31, 2012.  The Company expects to reclassify $343 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of March 31, 2012.  If a violation were triggered on March 31, 2012, the Company would have been required to pay the counterparty approximately $2,643. The Company’s current credit rating with Standard & Poor’s is in compliance with this requirement.

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

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,426	$2,426

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of March 31, 2012.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2012.  The use of the Company’s credit rating resulted in a reduction in the fair value of the swap liability of $217 as of March 31, 2012.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2011 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,842	$2,842

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $85,006 at March 31, 2012, and $85,017 at December 31, 2011, had an estimated fair value of approximately $102,000 as of each of the dates presented.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at March 31, 2012 of $13,731 and $358, respectively.  At December 31, 2011, customers’ advances for construction and notes receivable had carrying values of $13,761 and $368, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.	Debt

	As of Mar. 31, 2012	As of Dec. 31, 2011
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	$ 2,350	$ 2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	321	332
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,885	14,885
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	85,006	85,017
Less current maturities	(42)	(42)
Long-term portion	$ 84,964	$ 84,975

In April 2012, the Company renewed its $13,000 committed line of credit and extended the maturity date to May 2014.

The Company is required to maintain a demand deposit account with an average monthly balance of $500 in order to retain one of its lines of credit.  The use of the funds in the account in excess of the $500 is not restricted in any way.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04).  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted this update January 1, 2012 and determined it did not have a material impact on the Company’s financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
Forward-looking Statements

Certain statements contained in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy; statements including, but not limited to:

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

General Information

The business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and seven municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.  Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons per day.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of March 31, 2012 the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 17.1 million gallons.  The Company's service territory had an estimated population of 187,000 as of December 31, 2011.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The Company entered into agreements with several municipalities to provide sewer billing services beginning in the fourth quarter of 2011.  In addition, the Company signed an agreement to purchase the assets and operate its first wastewater collection and treatment system. The wastewater acquisition is subject to PPUC approval with closing expected in the second quarter of 2012, and will provide additional opportunities for the Company to expand its business. Later in 2012, the Company also expects to pilot a service line protection program in order to further diversify the business.

Results of Operations

Three Months Ended March 31, 2012 Compared
With Three Months Ended March 31, 2011

Net income for the first quarter of 2012 was $1,941, a decrease of $198, or 9.3%, from net income of $2,139 for the same period of 2011.  The primary contributing factors to the decrease were higher expenses for salaries and wages, distribution system maintenance and depreciation.  The increased expenses were partially offset by reduced power costs.

Water operating revenues for the three months ended March 31, 2012 increased $24, or 0.2%, from $9,645 for the three months ended March 31, 2011 to $9,669 for the corresponding 2012 period.  The total per capita volume of water sold in the first quarter of 2012 decreased compared to the corresponding 2011 period by approximately 3.7%.  Commercial per capita consumption increased, but industrial and residential per capita consumption decreased.  The average number of customers served in the first quarter of 2012 increased as compared to the same period of 2011 by 332 customers, from 62,556 to 62,888 customers.  For the remainder of the year, the Company expects revenues to increase as a result of higher summer demand.  A potential rate filing, other regulatory actions and weather patterns could impact results.

Operating expenses for the first quarter of 2012 increased $183, or 3.6%, from $5,059 for the first quarter of 2011 to $5,242 for the corresponding 2012 period.  The increase was primarily due to higher salary and wage expense of approximately $68, increased distribution system maintenance expense of approximately $64 and higher depreciation expense of approximately $60.  Also contributing to the increase were reduced capitalized overhead and other expenses aggregating approximately $46.  The increase was partially offset by reduced power expense of approximately $55 due primarily to credit received for a voluntary curtailment event in which the Company participated.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in utility plant and other operating expenses are expected to increase at a moderate rate as a result of increased summer activity and as costs to serve customers and to extend the distribution system continue to rise.

Interest expense on debt for the first quarter of 2012 decreased $5, or 0.4%, from $1,315 for the first quarter of 2011 to $1,310 for the corresponding 2012 period.  The decrease was primarily due to lower variable interest rates.  During the first quarter of 2012 and 2011, there were no borrowings under the lines of credit.  For the remainder of the year, interest expense is expected to remain consistent with 2011.

Allowance for funds used during construction decreased $7, from $20 in the first quarter of 2011 to $13 in the 2012 period, due to a lower volume of eligible construction.  For the remainder of the year, allowance for funds used during construction is expected to show a modest increase based on a projected increase in the amount of construction expenditures.

Other income (expenses), net for the first quarter of 2012 reflects increased expenses of $71 as compared to the same period of 2011.  The net change was primarily due to lower income on life insurance policies of approximately $72.  Despite the increase in the value of retirement assets in the first quarter of 2012 compared to the same period last year, the first quarter of 2011 benefited from life insurance proceeds, while the same period in 2012 did not.  Other expenses aggregating approximately $1 decreased as compared to the same period of 2011.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates.

Income taxes for 2012 decreased $34, or 2.9%, compared to 2011 due to lower taxable income.  The Company’s effective tax rate was 36.8% for 2012 and 35.2% for 2011.  The lower effective tax rate in 2011 was due to the deductibility of bonus depreciation for state purposes which is not currently available in 2012.  The Company expects the higher effective tax rate to continue through 2012.

Rate Matters

See Note 8 to the financial statements.

Acquisitions

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

On April 2, 2012, the Company signed an agreement to purchase the Windy Brae Mobile Home Park water assets of Barkas, Inc. in York County, Pennsylvania, at a purchase price of $18.  The Company expects to begin serving approximately 135 new customers through an interconnection with its current distribution system.  The acquisition is expected to close in the third quarter of 2012 following necessary approvals from regulatory authorities.

These acquisitions are expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset further declines in per capita water consumption.

Capital Expenditures

For the three months ended March 31, 2012, the Company invested $2,076 in construction expenditures for routine items as well as various replacements of aging infrastructure.  The Company was able to fund operating activities and construction expenditures using primarily internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2012 of approximately $10,000.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water treatment facilities, an upgrade to the enterprise software system, acquisitions and various replacements of aging infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans, the distribution surcharge allowed by the PPUC, and customer advances and contributions.  The distribution surcharge allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2012.  The Company believes it will have adequate availability under its lines of credit to meet its capital needs in 2012.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed, besides what is generated internally, for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash balance of $4,090 as of March 31, 2012 represents the funds from operations generated internally in 2011 primarily due to lower cash required for income taxes due to bonus depreciation.  The Company expects the cash balance to decline in 2012 based on currently allowable bonus depreciation.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company’s operations for the foreseeable future based on past experience.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first three months of 2012, the Company generated $3,322 internally from operations as compared to $4,815 in the first three months of 2011.  The payment of the entire 2012 pension contribution in the first quarter decreased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2012, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 2.00%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2012.  In April 2012, the Company renewed its $13,000 committed line of credit and extended the maturity date to May 2014.  The Company plans to renew a $5,000 line of credit that expires in June 2012 for an additional year, as well as extend the maturity of its $11,000 line of credit into 2014, under similar terms and conditions.

The credit and liquidity crisis which began in 2008 caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  Since then, the Company has experienced more stability as the economy recovers from the recession and actual interest rates remain low.  The Company has taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity.  Despite the general improvements and actions, there is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2012.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  As of March 31, 2012, management believes it is in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding these restrictions.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 46.9% as of March 31, 2012, compared with 47.2% as of December 31, 2011.  As debt load is expected to trend upward in the future, the Company will likely match increasing debt with increasing equity so that its debt to total capitalization ratio remains at nearly fifty percent.  This capital structure has historically been acceptable to PPUC in that prudent debt costs and a fair return on equity have been granted by the PPUC in rate filings.  Due to the recent ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans from lower discount rates.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2012.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.1% as of March 31, 2012, compared with 52.8% as of December 31, 2011.  It is the Company’s intent to maintain a ratio near fifty percent.  Under the Registration Statement previously mentioned, the Company has the ability to issue additional shares of its common stock, subject to market conditions at the time of any such offering.

Credit Rating
The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, and its ability to fund capital expenditures in a balanced manner using both debt and equity.  The Company’s credit rating has recently been re-affirmed.  For the remainder of 2012, the Company’s objectives will be to continue to maximize its funds provided by operations and maintain the equity component of total capitalization.

Environmental Matters

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The Company continues to work with the Pennsylvania Department of Environmental Protection and the U.S. Environmental Protection Agency to ensure proper removal and disposal of the mercury.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $184 through March 31, 2012, which represent all known costs related to the remediation.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2012.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2014), and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under this line of credit as of March 31, 2012.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2013 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500 (see Note 7 to the financial statements included herein).  The Company had no outstanding borrowings under this line of credit as of March 31, 2012.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2012 and carries an interest rate of LIBOR plus 2.00%.  The Company had no outstanding borrowings under this line of credit as of March 31, 2012.  The Company is currently negotiating to extend the $11,000 and $5,000 lines of credit for another year under substantially the same terms and conditions.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 7 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.13% during the three months ended March 31, 2012.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 5 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the bank”), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the Bonds.  This agreement initially provided for a three-year direct pay letter of credit issued by the bank to the trustee for the Bonds.  The letter of credit currently expires May 6, 2013 and is reviewed annually for possible extensions.  The Company is currently negotiating an extension of the letter of credit until May 6, 2014.  The Company’s responsibility under this agreement is to reimburse the bank on a timely basis for interest payments made to the bondholders and for any tendered Bonds that could not be remarketed. The Company has fourteen months from the time Bonds are tendered to reimburse the bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the bank immediately for any tendered Bonds and reclassify a portion of the Bonds as current liabilities.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

3.1	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

Date: May 8, 2012	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: May 8, 2012	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3
Amended and Restated Articles of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

3.1	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase