Form 10-Q
period 2012-09-30
YORK WATER CO
filed 2012-11-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,891,401 Shares outstanding as of November 6, 2012

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2012	Dec. 31, 2011

ASSETS
UTILITY PLANT, at original cost	$290,505	$281,002
Plant acquisition adjustments	(2,620)	(2,658)
Accumulated depreciation	(49,354)	(46,067)
Net utility plant	238,531	232,277

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $214 in 2012
and $203 in 2011	694	702

CURRENT ASSETS:
Cash and cash equivalents	3,725	4,006
Accounts receivable, net of reserves of $333 in 2012
and $334 in 2011	3,941	3,705
Unbilled revenues	2,262	2,258
Recoverable income taxes	-	197
Materials and supplies inventories, at cost	820	692
Prepaid expenses	597	303
Deferred income taxes	228	228
Total current assets	11,573	11,389

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,317	2,396
Notes receivable	344	368
Deferred regulatory assets	23,197	23,114
Restricted cash-compensating balance	500	500
Other assets	3,564	3,473
Total other long-term assets	29,922	29,851

Total Assets	$280,720	$274,219

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2012	Dec. 31, 2011

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$78,747	$77,113
issued and outstanding 12,886,282 shares in 2012
and 12,791,671 shares in 2011
Retained earnings	19,912	18,152
Total common stockholders' equity	98,659	95,265

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,943	84,975

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	42	42
Accounts payable	1,604	1,110
Dividends payable	1,442	1,481
Accrued compensation and benefits	996	1,012
Accrued income taxes	330	-
Accrued interest	1,548	1,065
Other accrued expenses	506	573
Total current liabilities	6,468	5,283

DEFERRED CREDITS:
Customers' advances for construction	14,061	13,761
Deferred income taxes	31,671	29,809
Deferred employee benefits	14,313	14,660
Other deferred credits	3,628	3,489
Total deferred credits	63,673	61,719

Contributions in aid of construction	26,977	26,977

Total Stockholders' Equity and Liabilities	$280,720	$274,219

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2012	2011	2012	2011

OPERATING REVENUES:
Residential	$6,896	$6,564	$19,558	$19,320
Commercial and industrial	3,312	3,148	9,085	8,925
Other	817	739	2,403	2,303
	11,025	10,451	31,046	30,548

OPERATING EXPENSES:
Operation and maintenance	1,922	1,881	5,541	5,370
Administrative and general	1,726	1,753	5,488	5,561
Depreciation and amortization	1,292	1,221	3,855	3,667
Taxes other than income taxes	304	317	902	923
	5,244	5,172	15,786	15,521

Operating income	5,781	5,279	15,260	15,027

OTHER INCOME (EXPENSES):
Interest on debt	(1,312)	(1,313)	(3,935)	(3,943)
Allowance for funds used during construction	29	30	71	80
Other income (expenses), net	(42)	(280)	(278)	(396)
	(1,325)	(1,563)	(4,142)	(4,259)

Income before income taxes	4,456	3,716	11,118	10,768

Income taxes	1,696	1,352	4,213	3,807

Net Income	$2,760	$2,364	$6,905	$6,961

Basic Earnings Per Share	$0.22	$0.19	$0.54	$0.55

Cash Dividends Declared Per Share	$0.1336	$0.1310	$0.4008	$0.3930

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2012 and 2011

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2011	12,791,671	$77,113	$18,152	$95,265
Net income	-	-	6,905	6,905
Dividends ($.4008 per share)	-	-	(5,145)	(5,145)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	94,611	1,634	-	1,634
Balance, September 30, 2012	12,886,282	$78,747	$19,912	$98,659

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2010	12,692,054	$75,481	$15,776	$91,257
Net income	-	-	6,961	6,961
Dividends ($.3930 per share)	-	-	(5,001)	(5,001)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	75,729	1,232	-	1,232
Balance, September 30, 2011	12,767,783	$76,713	$17,736	$94,449

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months
	Ended September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,905	$6,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,855	3,667
Increase in deferred income taxes	1,689	2,865
Other	162	314
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(469)	(20)
(Increase) decrease in recoverable income taxes	197	(268)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(760)	(955)
Increase (decrease) in accounts payable, accrued compensation and benefits,
accrued expenses, deferred employee benefits, and other deferred credits	(198)	577
Increase in accrued interest and taxes	813	154
Net cash provided by operating activities	12,194	13,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $40 in 2012 and $45 in 2011	(8,785)	(6,794)
Acquisitions of water and wastewater systems	(463)	-
Decrease in notes receivable	24	33
Net cash used in investing activities	(9,224)	(6,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	565	90
Repayments of customer advances	(234)	(234)
Repayments of long-term debt	(32)	(95)
Issuance of common stock	1,634	1,232
Dividends paid	(5,184)	(4,993)
Net cash used in financing activities	(3,251)	(4,000)

Net change in cash and cash equivalents	(281)	2,534
Cash and cash equivalents at beginning of period	4,006	1,327
Cash and cash equivalents at end of period	$3,725	$3,861

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,416	$3,745
Income taxes	1,661	838

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,043 in 2012 and $606 in 2011 for the construction of utility plant.

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

Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	Basic Earnings Per Share
Basic earnings per share for the three months ended September 30, 2012 and 2011 were based on weighted average shares outstanding of 12,861,011 and 12,747,915, respectively.

Basic earnings per share for the nine months ended September 30, 2012 and 2011 were based on weighted average shares outstanding of 12,831,653 and 12,721,638, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

3.	Commitments
In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through September 30, 2012, which represent all known expenses related to the remediation.  The Company is currently reviewing several options to return the tank to service.  It has filed for a permit from the Pennsylvania Department of Environmental Protection, or DEP, to reline and strengthen the interior of the tank as one possible option.  This improvement is projected to require capital expenditures of approximately $50 if completed.  To date, the Company has not received approval from DEP.

4.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Service cost	$ 263	$ 233	$ 788	$ 698
Interest cost	322	347	966	1,042
Expected return on plan assets	(361)	(333)	(1,082)	(1,000)
Plan amendments	-	23	-	69
Amortization of actuarial loss	161	78	481	234
Amortization of prior service cost	4	4	13	13
Rate-regulated adjustment	9	46	28	138
Net periodic pension expense	$ 398	$ 398	$ 1,194	$ 1,194

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $1,593 to its pension plans in 2012.  As of September 30, 2012, contributions of $1,593 had been made.  The Company does not expect to contribute any additional amount during the remainder of 2012.

5.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk. The Company’s net payment rate on the swap was 3.00% during the three months ended September 30, 2012 and 2.99% during the nine months ended September 30, 2012.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended September 30, 2012, $91 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the nine months ended September 30, 2012, $271 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $128 for the three months ended September 30, 2012 and a loss of $435 for the nine months ended September 30, 2012.  The Company expects to reclassify $356 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of September 30, 2012.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2012, the Company would have been required to pay the counterparty approximately $3,218. The Company’s current credit rating with Standard & Poor’s is in compliance with this requirement.

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

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$3,002	$3,002

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of September 30, 2012.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2012.  The use of the Company’s credit rating resulted in a reduction in the fair value of the swap liability of $216 as of September 30, 2012.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2011 is shown in the table below.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,842	$2,842

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,985 at September 30, 2012, and $85,017 at December 31, 2011, had an estimated fair value of approximately $106,000 and $102,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at September 30, 2012 of $14,061 and $344, respectively.  At December 31, 2011, customers’ advances for construction and notes receivable had carrying values of $13,761 and $368, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.	Debt

	As of Sept. 30, 2012	As of Dec. 31, 2011
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	$ 2,350	$ 2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	300	332
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,885	14,885
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,985	85,017
Less current maturities	(42)	(42)
Long-term portion	$ 84,943	$ 84,975

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
On July 31, 2012, the Company completed the acquisition of the wastewater facilities of the Asbury Pointe Water and Sewer Company, in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on August 1, 2012.  The acquisition resulted in the addition of approximately 240 wastewater customers with purchase price and acquisition costs to date of approximately $330, which is less than the depreciated original cost of the assets.  The Company will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On August 16, 2012, the Company completed the acquisition and began operating the water system of York Starview, LP in York County, Pennsylvania.  The Company acquired and is using York Starview’s distribution facilities through an interconnection with its current distribution system.  The acquisition resulted in the addition of approximately 240 new water customers with purchase price and acquisition costs to date of approximately $133.

The results have been immaterial to total company results.

9.	Rate Matters
From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 14, 2010.  Effective November 4, 2010, the PPUC authorized an average increase of 8.7% in rates designed to produce approximately $3,400 in additional annual revenues.  The Company anticipates that it will file a rate increase request in 2013.

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

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also operates a single wastewater collection and treatment system.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and eight municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  As of September 30, 2012, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.6 million gallons.  The Company's service territory had an estimated population of 187,000 as of December 31, 2011.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's water business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

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

The Company entered into agreements with several municipalities to provide sewer billing services beginning in the fourth quarter of 2011.  In 2012, the Company expects to pilot a service line protection program in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.

Results of Operations

Three Months Ended September 30, 2012 Compared
With Three Months Ended September 30, 2011

Net income for the third quarter of 2012 was $2,760, an increase of $396, or 16.8%, from net income of $2,364 for the same period of 2011.  The primary contributing factor to the increase was higher operating revenues.  Lower life insurance expenses partially offset by higher income taxes and depreciation expense were secondary factors.

Operating revenues for the three months ended September 30, 2012 increased $574, or 5.5%, from $10,451 for the three months ended September 30, 2011 to $11,025 for the corresponding 2012 period.  The primary reasons for the increase were the distribution surcharge allowed by the PPUC and an increase in customers.  The distribution surcharge allows the Company to add a charge to customers’ water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The distribution surcharge added an additional $240 to revenues during the third quarter of 2012 as compared to same period of 2011.  The average number of customers served in the third quarter of 2012 increased as compared to the same period of 2011 by 664 customers, from 62,734 to 63,398 customers.  The increase in revenues was partially offset by a 2.1% decrease in the total per capita volume of water sold in the third quarter of 2012 as compared with the corresponding 2011 period.  Commercial per capita consumption increased, but industrial and residential per capita consumption decreased.

Operating expenses for the third quarter of 2012 increased $72, or 1.4%, from $5,172 for the third quarter of 2011 to $5,244 for the corresponding 2012 period.  The increase was primarily due to higher depreciation expense of approximately $71, higher distribution system maintenance expense of approximately $59, reduced capitalized overhead of approximately $39, and increased salary and wage and other expenses aggregating approximately $41.  The increase was partially offset by reduced power expense of approximately $109 due primarily to credit for voluntary curtailment events in which the Company participated and lower health insurance expense of approximately $29.

Interest expense on debt for the third quarter of 2012 decreased $1, or 0.1%, from $1,313 for the third quarter of 2011 to $1,312 for the corresponding 2012 period due to lower long-term debt outstanding.  During the third quarters of 2012 and 2011, there were no borrowings under the lines of credit.

Allowance for funds used during construction decreased $1, from $30 in the third quarter of 2011 to $29 in the 2012 period, due to a lower volume of eligible construction.

Other income (expenses), net for the third quarter of 2012 reflects decreased expenses of $238 as compared to the same period of 2011.  The net change was primarily due to lower expense on life insurance policies of approximately $231.  During the third quarter of 2012, the Company benefited from higher market returns on retirement assets while during the third quarter of 2011, significant market losses on retirement assets were incurred.  Also adding to the decreased expenses were lower charitable contributions and other expenses aggregating approximately $7.

Income taxes for the third quarter of 2012 increased $344, or 25.4%, compared to the same period of 2011.  The Company’s effective tax rate was 38.1% for the third quarter of 2012 and 36.4% for the third quarter of 2011.  The higher effective tax rate in 2012 and a resulting increase in taxes were primarily due to the deductibility of bonus depreciation for state purposes in 2011, which is not available in 2012.  Taxes on higher income also added to the increase.

Nine Months Ended September 30, 2012 Compared
With Nine Months Ended September 30, 2011

Net income for the first nine months of 2012 was $6,905, a decrease of $56, or 0.8%, from net income of $6,961 for the same period of 2011.  The primary contributing factors to the decrease were higher income taxes and increased expenses for depreciation, distribution system maintenance, salaries and wages and reduced capitalized overhead.  The increased expenses were partially offset by higher operating revenues, a lower provision for doubtful accounts, reduced power costs and lower life insurance expenses.

Operating revenues for the nine months ended September 30, 2012 increased $498, or 1.6%, from $30,548 for the nine months ended September 30, 2011 to $31,046 for the corresponding 2012 period.  The primary reasons for the increase were the distribution surcharge allowed by the PPUC and an increase in customers.  The distribution surcharge added an additional $260 to revenues during the first nine months of 2012 as compared to same period of 2011.  The average number of customers served in the first nine months of 2012 increased as compared to the same period of 2011 by 455 customers, from 62,659 to 63,114 customers.  The increase in revenues was partially offset by a 1.9% decrease in the total per capita volume of water sold in the first nine months of 2012 as compared with the corresponding 2011 period.  Commercial per capita consumption increased, but industrial and residential per capita consumption decreased.  For the remainder of the year, the Company expects revenues to remain consistent with the first nine months as an increase in the distribution surcharge to 3.09% should offset declines in consumption.  Regulatory actions and weather patterns could impact results, although weather is typically not a significant factor during the fourth quarter.

Operating expenses for the first nine months of 2012 increased $265, or 1.7%, from $15,521 for the first nine months of 2011 to $15,786 for the corresponding 2012 period.  The increase was primarily due to higher depreciation expense of approximately $188, increased distribution system maintenance expense of approximately $113, reduced capitalized overhead of approximately $112 and higher salary and wage expense of approximately $111.  Other expenses increased approximately $66.  The increase was partially offset by a lower provision for doubtful accounts of approximately $164 due to a prior year adjustment for additional inactive accounts and reduced power expense of approximately $161 due primarily to credits for voluntary curtailment events in which the Company participated.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in utility plant, and other operating expenses are expected to remain consistent with the first nine months, although no additional power curtailment events are anticipated.

Interest expense on debt for the first nine months of 2012 decreased $8, or 0.2%, from $3,943 for the first nine months of 2011 to $3,935 for the corresponding 2012 period.  The decrease was primarily due to lower long-term debt outstanding and lower variable interest rates.  During the first nine months of 2012 and 2011, there were no borrowings under the lines of credit.  For the remainder of the year, interest expense is expected to remain consistent with 2011.

Allowance for funds used during construction decreased $9, from $80 in the first nine months of 2011 to $71 in the 2012 period, due to a lower volume of eligible construction.  For the remainder of the year, allowance for funds used during construction is expected to remain consistent with the first nine months.

Other income (expenses), net for the first nine months of 2012 reflects decreased expenses of $118 as compared to the same period of 2011.  The net change was primarily due to lower expense on life insurance policies of approximately $131.  The value of retirement assets increased in the first nine months of 2012 as compared to the same period of 2011.  The increase was partially offset by life insurance proceeds which benefited the first nine months of 2011 and were not repeated in the same period of 2012.  Other expenses aggregating approximately $13 increased as compared to the same period of 2011.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates.

Income taxes for the first nine months of 2012 increased $406, or 10.7%, compared to the same period of 2011.  The Company’s effective tax rate was 37.9% for 2012 and 35.4% for 2011.  The higher effective tax rate in 2012 and a resulting increase in taxes were primarily due to the deductibility of bonus depreciation for state purposes in 2011, which is not available in 2012.  Taxes on higher income also added to the increase.  The Company expects the higher effective tax rate to continue through 2012.

Rate Matters

See Note 9 to the financial statements.

Effective October 1, 2012, the Company’s tariff included a distribution surcharge on revenues of 3.09%.

Acquisitions

On July 31, 2012, the Company completed the acquisition of the wastewater facilities of the Asbury Pointe Water and Sewer Company, in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on August 1, 2012.  The acquisition resulted in the addition of approximately 240 wastewater customers with purchase price and acquisition costs to date of approximately $330, which is less than the depreciated original cost of the assets.  The Company will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On August 16, 2012, the Company completed the acquisition and began operating the water system of York Starview, LP in York County, Pennsylvania.  The Company acquired and is using York Starview’s distribution facilities through an interconnection with its current distribution system.  The acquisition resulted in the addition of approximately 240 new water customers with purchase price and acquisition costs to date of approximately $133.

On October 12, 2012, the Company completed the acquisition of the water system of Section A Water Corporation in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on October 15, 2012.  The acquisition resulted in the addition of approximately 100 new water customers at a purchase price of approximately $135.

On April 2, 2012, the Company signed an agreement to purchase the Windy Brae Mobile Home Park water assets of Barkas, Inc. in York County, Pennsylvania, at a purchase price of $18.  The Company expects to begin serving approximately 135 new customers through an interconnection with its current distribution system.  The Company received PPUC approval of the transaction on July 19, 2012.  The acquisition is expected to close in the first quarter of 2013 following the extension of the Company’s distribution system.

These acquisitions are expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset further declines in per capita water consumption.

Capital Expenditures

For the nine months ended September 30, 2012, the Company invested $8,785 in construction expenditures for routine items, upgrades to water treatment facilities and an upgrade to the enterprise software system as well as various replacements of aging infrastructure.  In addition, the Company invested $463 in the acquisitions of water and wastewater systems during the first nine months of 2012.  The Company was able to fund operating activities, construction expenditures and acquisitions using primarily internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2012 of approximately $2,800.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water treatment facilities, acquisitions and various replacements of aging infrastructure.  The Company intends to use primarily internally-generated funds, including the distribution surcharge allowed by the PPUC, for its anticipated construction and fund the remainder through proceeds from its stock purchase plans, customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2012.  The Company believes it will have adequate availability under its lines of credit to meet its anticipated capital needs in 2012 and 2013.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash balance of $3,725 as of September 30, 2012 represents the funds from operations generated internally in 2011 primarily due to lower cash required for income taxes due to bonus depreciation.  The Company expects the cash balance to decline slightly during the remainder of 2012 based on currently allowable bonus depreciation and higher capital expenditures.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company’s operations for the foreseeable future based on current projections.

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

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In the first nine months of 2012, the Company generated $12,194 internally from operations as compared to $13,295 in the first nine months of 2011.  The increase in income taxes paid in 2012 decreased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2012, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2012.  In April 2012, the Company renewed its $13,000 committed line of credit and extended the maturity date to May 2014.  In May 2012, the Company renewed its $11,000 committed line of credit and extended the maturity date to May 2014 and renewed its $5,000 committed line of credit, extending the maturity date to June 2013 and lowering the interest rate from LIBOR plus 2.00% to LIBOR plus 1.50%.

The credit and liquidity crisis which began in 2008 caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  Since then, the Company has experienced more stability as the economy recovers from the recession.  Actual interest rates remain low and one of the banks recently reduced the interest rate on one of the lines of credit.  Another bank removed the commitment fee from its line of credit effective November 1, 2012.  The Company has taken steps to manage the risk of reduced credit availability such as maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  Despite the general improvements and actions, there is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2012 and 2013.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  As of September 30, 2012, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding these restrictions.

The Company’s debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders’ equity plus long-term debt (including current portion of long-term debt), was 46.3% as of September 30, 2012, compared with 47.2% as of December 31, 2011.  As debt load is expected to trend upward in the future, the Company will likely match increasing debt with increasing equity so that its debt to total capitalization ratio remains at nearly fifty percent.  This capital structure has historically been acceptable to PPUC in that prudent debt costs and a fair return on equity have been granted by the PPUC in rate filings.  Due to its recent ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

Deferred Income Taxes and Uncertain Tax Positions
The Company has seen an increase in its deferred income tax liability amounts over the last several years.  This is primarily a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures and as the tax code continues to extend bonus depreciation.  Bonus depreciation is currently expected to expire on January 1, 2013.

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans from lower discount rates.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2012.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.7% as of September 30, 2012, compared with 52.8% as of December 31, 2011.  It is the Company’s intent to maintain a ratio near fifty percent.  Under the Registration Statement previously mentioned, the Company has the ability to issue additional shares of its common stock, subject to market conditions at the time of any such offering.

Credit Rating
On April 26, 2012, Standard and Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, and its ability to fund capital expenditures in a balanced manner using both debt and equity.  For the remainder of 2012, the Company’s objectives will be to continue to maximize its funds provided by operations and maintain the equity component of total capitalization.

Environmental Matters

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through September 30, 2012, which represent all known expenses related to the remediation.  The Company is currently reviewing several options to return the tank to service.  It has filed for a permit from the Pennsylvania Department of Environmental Protection, or DEP, to reline and strengthen the interior of the tank as one possible option.  This improvement is projected to require capital expenditures of approximately $50 if completed.  To date, the Company has not received approval from DEP.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2012.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2014), and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under this line of credit as of September 30, 2012.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2014 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500 (see Note 7 to the financial statements included herein).  The Company had no outstanding borrowings under this line of credit as of September 30, 2012.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2013 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under this line of credit as of September 30, 2012.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 7 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the “Bonds”).  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.19% during the three months ended September 30, 2012 and 0.19% during the nine months ended September 30, 2012.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company’s exposure to fluctuations in the interest rate. If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 5 to the financial statements included herein for additional information regarding the interest rate swap.

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

THE YORK WATER COMPANY

Date: November 7, 2012	By:	/s/Jeffrey R. Hines
Jeffrey R. Hines
Principal Executive Officer

Date: November 7, 2012	By:	/s/Kathleen M. Miller
Kathleen M. Miller
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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