Form 10-K
period 2012-12-31
YORK WATER CO
filed 2013-03-12
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2012 was $229,984,378.
As of March 12, 2013 there were 12,943,676 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2013 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company's business strategy; statements including, but not limited to:

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	changes in accounting pronouncements;
•	changes in the Company's credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, "Risk Factors" of this Annual Report.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also operates a single wastewater collection and treatment system.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and eight municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns two wells which are capable of providing a safe yield of approximately 100,000 gallons per day to supply water to its customers in Carroll Valley, Adams County.  As of December 31, 2012, the Company's average daily availability was 35.0 million gallons, and daily consumption was approximately 18.6 million gallons.  The Company's service territory had an estimated population of 189,000 as of December 31, 2012.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's water business is somewhat dependent on weather conditions, particularly the amount of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company's adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  Increases in revenues are generally dependent on the Company's ability to obtain rate increases from the PPUC in a timely manner and in adequate amounts and to increase volumes of water sold through increased consumption and increases in the number of customers served.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as additional opportunities to enter into bulk water contracts with municipalities and other entities to supply water.

The Company entered into agreements with several municipalities to provide sewer billing services beginning in the fourth quarter of 2011.  In 2012, the Company piloted a service line protection program in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.

Competition

As a regulated utility, the Company operates within an exclusive franchised territory that is substantially free from direct competition with other public utilities, municipalities and other entities.  Although the Company has been granted an exclusive franchise for each of its existing community water and wastewater systems, the ability of the Company to expand or acquire new service territories may be affected by currently unknown competitors obtaining franchises to surrounding systems by application or acquisition.  These competitors may include other investor-owned utilities, nearby municipally-owned utilities and sometimes from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry.  The addition of new service territory and the acquisition of other utilities are generally subject to review and approval by the PPUC.

Water Quality and Environmental Regulations

Provisions of water and wastewater service are subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and under federal and state regulations issued under these laws.  In addition, the Company is subject to federal and state laws and other regulations relating to solid waste disposal, dam safety and other aspects of its operations.

The federal Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency, or EPA, to develop national quality standards.  Regulations issued under the Act, and its amendments, set standards on the amount of certain contaminants allowable in drinking water.  Current requirements are not expected to have a material impact on the Company's operations or financial condition as it already meets or exceeds standards.

Under the requirements of the Pennsylvania Safe Drinking Water Act, or SDWA, the Pennsylvania Department of Environmental Protection, or DEP, monitors the quality of the finished water supplied to customers.  DEP requires the Company to submit weekly reports showing the results of daily bacteriological and other chemical and physical analyses. As part of this requirement, the Company conducts over 77,000 laboratory tests annually.  Management believes that the Company complies with the standards established by the agency under the SDWA.  DEP also assists the Company by preventing and eliminating pollution by regulating discharges into the Company's watershed area.

The Clean Water Act regulates discharges from water and wastewater treatment facilities into lakes, rivers, streams and groundwater.  The Company complies with this Act by obtaining and maintaining all required permits and approvals for discharges from its water and wastewater facilities and by satisfying all conditions and regulatory requirements associated with the permits.

The DEP monitors the quality of wastewater discharge effluent under the provisions of the National Pollutant Discharge Elimination System, or NPDES.  The Company submits monthly reports to the DEP showing the results of its daily effluent monitoring and removal of sludge and biosolids.  The Company is not aware of any significant environmental remediation costs necessary from the handling and disposal of waste material from its wastewater operations.

DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, DEP regulates the operation and maintenance of the Company's impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  DEP reviews these reports and inspects the Company's dams annually.  DEP most recently inspected the Company's dams in June 2012 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate DEP's recommended flood design for the dams.  Management presented the results of the study to DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with DEP in September 2006 to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to begin armoring one of the dams between 2015 and 2016.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5 million.

Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.  The capital expenditures currently required as a result of water quality standards and environmental requirements have been budgeted in the Company's capital program and represent less than 10% of its expected total capital expenditures over the next 5 years.  The Company is currently in compliance with wastewater environmental standards and does not anticipate any major capital expenditures for its current wastewater business.

Growth

During the five year period ended December 31, 2012, the Company maintained growth in the number of customers and distribution facilities.

The following table sets forth certain of the Company's summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Revenues
Residential	$26,114	$25,693	$24,478	$23,299	$20,572
Commercial and industrial	12,114	11,820	11,440	10,734	9,671
Other	3,219	3,116	3,087	3,010	2,595
Total	$41,447	$40,629	$39,005	$37,043	$32,838

Average daily water consumption (gallons per day)	18,553,000	18,465,000	18,875,000	18,233,000	18,298,000

Miles of water mains at year-end	940	929	925	922	884

Additional water distribution mains installed/acquired (ft.)	59,653	17,212	19,886	200,439	206,140

Wastewater collection mains acquired (ft.)	14,820	-	-	-	-

Number of customers at year-end	63,779	62,738	62,505	62,186	61,527

Population served at year-end	189,000	187,000	182,000	180,000	176,000

Executive Officers of the Registrant

The Company presently has 103 full time employees including the officers detailed in the information set forth under the caption "Executive Officers of the Company" of the 2013 Proxy Statement incorporated herein by reference.

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

Shareholders may request, without charge, copies of the Company's financial reports.  Such requests, as well as other investor relations inquiries, should be addressed to:

Bonnie J. Rexroth	The York Water Company	(717) 845-3601
Investor Relations Administrator	130 East Market Street	(800) 750-5561
	York, PA 17401	bonnier@yorkwater.com

Item 1A.	Risk Factors.

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

Various federal, state and local authorities regulate many aspects of our business.  Among the most important of these regulations are those relating to the quality of water we supply our customers, water allocation rights and the quality of the effluent we discharge from our wastewater treatment facility.  Government authorities continually review these regulations, particularly the drinking water quality regulations, and may propose new or more restrictive requirements in the future.  We are required to perform water and wastewater quality tests that are monitored by the PPUC, the EPA, and the DEP, for the detection of certain chemicals and compounds in our water and effluent.  If new or more restrictive limitations on permissible levels of substances and contaminants in our water and wastewater are imposed, we may not be able to adequately predict the costs necessary to meet regulatory standards.  If we are unable to recover the cost of implementing new water and wastewater treatment procedures in response to more restrictive quality regulations through our rates that we charge our customers, or if we fail to comply with such regulations, it could have a material adverse effect on our financial condition and results of operations.

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

We depend on an adequate water supply to meet the present and future demands of our customers and to continue our expansion efforts.  Unexpected conditions may interfere with our water supply sources.  Drought and overuse may limit the availability of surface and ground water.  These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and earnings may be adversely affected.  Additionally, cool and wet weather, as well as drought restrictions and our customers' conservation efforts, may reduce consumption demands, also adversely affecting our revenue and earnings.  Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage.  If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations.

The current concentration of our business in central and southern Pennsylvania makes us susceptible to adverse developments in local economic and demographic conditions.

Our service territory presently includes 39 municipalities within York County, Pennsylvania and eight municipalities within Adams County, Pennsylvania.  Our revenues and operating results are therefore subject to local economic and demographic conditions in the area.  A change in any of these conditions could make it more costly or difficult for us to conduct our business.  In addition, any such change would have a disproportionate effect on us, compared to water and wastewater utility companies that do not have such a geographic concentration.

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

We face competition from other water suppliers for acquisitions, which may limit our growth opportunities.  Furthermore, even after we have been the successful bidder in an acquisition, competing water suppliers may challenge our application for extending our franchise territory to cover the target company's market.  Finally, third parties either supplying water on a contract basis to municipalities or entering into agreements to operate municipal water systems might adversely affect our business by winning contracts that may be beneficial to us.  If we are unable to compete successfully with other water suppliers for these acquisitions, franchise territories and contracts, it may impede our expansion goals and adversely affect our profitability.

An important element of our growth strategy is the acquisition of water and wastewater systems.  Any pending or future acquisitions we decide to undertake will involve risks.

The acquisition and integration of water and wastewater systems is an important element in our growth strategy.  This strategy depends on identifying suitable acquisition opportunities and reaching mutually agreeable terms with acquisition candidates.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs.  Further, acquisitions may result in dilution for the owners of our common stock, our incurrence of debt and contingent liabilities and fluctuations in quarterly results.  In addition, the businesses and other assets we acquire may not achieve the financial results that we expect, which could adversely affect our profitability.

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

Wastewater operations entail significant risks and may impose significant costs.

Wastewater collection and treatment and septage pumping and sludge hauling involve various unique risks.  If collection or treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage.  These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure.  Liabilities resulting from such damages and injuries could materially and adversely affect our business, financial condition, and results of operations.

We are subject to market and interest rate risk on our $12,000,000 variable interest rate debt issue.

We are subject to interest rate risk in conjunction with our $12,000,000 variable interest rate debt issue.  This exposure, however, has been hedged with an interest rate swap.  This hedge will protect the Company from the risk of changes in the benchmark interest rates, but does not protect the Company's exposure to the changes in the difference between its own variable funding rate and the benchmark rate.  A breakdown of the historical relationships between the Company's cost of funds and the benchmark rate underlying the interest rate swap could result in higher interest rates adversely affecting our financial results.

The holders of the $12,000,000 variable rate Pennsylvania Economic Development Financing Authority ( PEDFA) Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the Indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank") dated as of May 1, 2008.  This agreement provides for a three-year direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The letter of credit expires May 6, 2015 and is reviewed annually for a possible one-year extension.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  If the Bank is unable to meet its obligations, the Company would be required to buy any bonds which had been tendered.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Source of Water Supply

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

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons of water per day.  As of December 31, 2012, the Company's present average daily availability was 35.0 million gallons, and daily consumption was approximately 18.6 million gallons.

The Company also owns two wells which are used to supply water to its customers in Carroll Valley, Adams County, Pennsylvania.  The wells are capable of providing a safe yield of approximately 100,000 gallons per day.

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

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River several miles south of Wrightsville, PA.  The pumping station is equipped with three Floway Vertical Turbine pumps rated at 6 million gallons per day each.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30" and 36" ductile iron main to the Company's upper impounding dam, located at Lake Redman.

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2012 of approximately 18.6 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant, and in 2007, began upgrading the facility to increase capacity for future growth.  The project is expected to continue over the next several years.

The Company's sediment recycling facility is located adjacent to its water filtration plant.  This state of the art facility employs cutting edge technology to remove fine, suspended solids from untreated water.  The Company estimates that through this energy efficient, environmentally friendly process, approximately 600 tons of sediment will be removed annually, thereby improving the quality of the Codorus Creek watershed.

The Company's wastewater treatment facility is located in East Manchester Township.  The wastewater treatment plant is a small, packaged, extended aeration activated sludge facility with an average day flow capacity of 80,000 gallons.  With a projected maximum day demand of 37,000 gallons, the plant's two 40,000 gallons per day flow paths offer both capacity and redundancy for high flow events and potential growth.

Distribution and Collection

The distribution system of the Company has approximately 940 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 29 booster stations and 31 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide emergency power in the event of an electric utility interruption.

The wastewater collection system of the Company has approximately 14,820 feet of 8 inch gravity collection mains.

Other Properties

The Company's distribution center and material and supplies warehouse are located in Springettsbury Township, and are composed of three one-story concrete block buildings aggregating 30,680 square feet.

The accounting and executive offices of the Company are located in one three-story and one two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, in the City of York, Pennsylvania.

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

Market for Common Stock and Dividends

The common stock of The York Water Company is traded on the NASDAQ Global Select Market (Symbol "YORW").  Quarterly price ranges and cash dividends per share for the last two years follow:

	2012			2011
	High	Low	Dividend*	High	Low	Dividend*
1st Quarter	$18.43	$17.00	$0.1336	$17.51	$15.81	$0.1310
2nd Quarter	17.89	16.94	0.1336	17.72	16.40	0.1310
3rd Quarter	18.49	17.51	0.1336	18.14	16.00	0.1310
4th Quarter	18.49	16.75	0.1383	18.00	15.86	0.1336

*Cash dividends per share reflect dividends declared at each dividend date.

Prices listed in the above table are sales prices as listed on the NASDAQ Global Select Market.  Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2012 numbered approximately 1,786.

Dividend Policy

Dividends on the Company's common stock are declared by the Board of Directors and are normally paid in January, April, July and October.  Dividends are paid based on shares outstanding as of the stated record date, which is ordinarily the last day of the calendar month immediately preceding the dividend payment.

The dividend paid on the Company's common stock on January 15, 2013 was the 568th consecutive dividend paid by the Company.  The Company has paid consecutive dividends for its entire history, since 1816.  The policy of the Company's Board of Directors is currently to pay cash dividends on a quarterly basis.  The dividend rate has been increased annually for sixteen consecutive years.  The Company's Board of Directors declared dividend number 569 in the amount of $0.1383 per share at its January 2013 meeting.  The dividend is payable on April 15, 2013 to shareholders of record as of February 28, 2013.  Future cash dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2012.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2007 through 2012, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S&P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, Aqua America, Artesian Resources, California Water Service, Connecticut Water Service, Middlesex Water and San Jose Water.  Pennichuck Corporation was dropped from the peer group in 2012 as it is no longer publicly traded.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
2007 - 2012
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2007
2008
2009
2010
2011
2012
The York Water Company
S&P 500 Index - Total Returns
Peer Group

Item 6.	Selected Financial Data.

(All dollar amounts are stated in thousands of dollars.)

	Summary of Operations
For the Year	2012	2011	2010	2009	2008

Operating revenues	$41,447	$40,629	$39,005	$37,043	$32,838
Operating expenses	20,874	20,754	19,238	19,655	18,158
Operating income	20,573	19,875	19,767	17,388	14,680
Interest expense	5,144	5,155	4,795	4,780	4,112
Other income (expenses), net	(520)	(677)	(465)	(517)	(509)
Income before income taxes	14,909	14,043	14,507	12,091	10,059
Income taxes	5,606	4,959	5,578	4,579	3,628
Net income	$9,303	$9,084	$8,929	$7,512	$6,431

Per Share of Common Stock
Book value	$7.73	$7.45	$7.19	$6.92	$6.14
Basic earnings per share	0.72	0.71	0.71	0.64	0.57
Cash dividends declared per share	0.5391	0.5266	0.5150	0.5060	0.4890
Weighted average number of shares outstanding during the year	12,847,160	12,734,420	12,626,660	11,695,155	11,298,215

Utility Plant
Original cost, net of acquisition adjustments	$289,579	$278,344	$269,856	$259,839	$245,249
Construction expenditures	11,543	9,472	10,541	12,535	24,438

Other
Total assets	$282,490	$274,219	$259,931	$248,837	$240,442
Long-term debt including current portion	84,975	85,017	85,173	77,568	86,353

For Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to Item 7 of this Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States, operated continuously since 1816.  In 2012, the Company purchased the assets and began operating its first wastewater collection and treatment system.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse affect on revenues.  Market conditions and the economy in general are recovering very slowly from the recession.  As a result, there was very little organic growth in the customer base and existing customers reduced their water usage. In 2012, total water usage per customer declined by 1.3% compared to 2011, due to an above average amount of rainfall and conservation efforts by customers.  In addition, the deductibility of bonus depreciation for state tax purposes was not effective for 2012 resulting in higher income taxes than in 2011.

Despite these hurdles, the Company was able to increase revenues in 2012 compared to 2011 due to the collection of the distribution system improvement charge (DSIC) and growth in the customer base through acquisitions.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The Company also held operating expenses to a less than 1% increase over 2011.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2012, operating revenue was derived from the following sources and in the following percentages:  residential, 63%; commercial and industrial, 29%; and other, 8% which is primarily from the provision for fire service.  The customer mix helps to reduce volatility in consumption.

The Company seeks to grow revenues by increasing the volume of water sold through increased consumption and increases in the number of customers served, and the timely filing for rate increases.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as through contractual services and bulk water supply.  Entry into the wastewater business provides opportunities for the Company to expand its business.

The Company has entered into agreements with several municipalities to provide sewer billing services.  In 2012, the Company began a service line protection program as a pilot program.  Opportunities to expand both initiatives are being pursued as they further diversify the business.

Performance Measures

Company management uses financial measures including operating revenues, net income, earnings per share and return on equity to evaluate its financial performance.  Additional statistical measures including number of customers, customer complaint rate, annual customer rates and the efficiency ratio are used to evaluate performance quality.  These measures are calculated on a regular basis and compared with historical information, budget and the other publicly-traded water and wastewater companies.

The Company's performance in 2012 was strong under the above measures.  Increased rates from the collection of the DSIC and increases in the number of customers mostly as a result of acquisitions resulted in higher revenue and offset the higher income taxes incurred in 2012.  The overall effect was an increase in net income in 2012 over 2011 of 2.4% and a return on year end common equity of 9.3%, which was consistent with 2011.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company's ratio averaged 21.1%.  In 2012, the ratio was higher than the average at 22.4% due to the higher net income resulting from higher revenue and controlled expenses.  Management is confident that its ratio will again exceed that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

Results of Operations

2012 Compared with 2011

Net income for 2012 was $9,303, an increase of $219, or 2.4%, from net income of $9,084 for 2011.  The primary contributing factors to the increase in net income were higher operating revenues and lower expenses for power, the provision for doubtful accounts, tank remediation and life insurance.  The increased income was partially offset by higher expenses for income taxes, depreciation, salary and wage, and distribution system maintenance, and reduced capitalized overhead.

Operating revenues for the year increased $818, or 2.0%, from $40,629 for 2011 to $41,447 for 2012.  The primary reasons for the increase were the DISC and an increase in customers.  The DSIC added an additional $583 to revenues during 2012 as compared to 2011.  The average number of customers served in 2012 increased as compared to 2011 by 596 customers, from 62,677 to 63,273 customers.  The increase in revenues was partially offset by a 1.3% decrease in the total per capita volume of water sold in 2012 as compared with 2011.  Commercial per capita consumption increased, but residential and industrial per capita consumption decreased.  The Company expects revenues for 2013 to increase moderately based on the continuation of the distribution surcharge and a potential rate increase toward the end of the year.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the year increased $120, or 0.6%, from $20,754 for 2011 to $20,874 for 2012.  The increase was primarily due to higher depreciation expense of approximately $265, increased salary and wage expense of approximately $161, reduced capitalized overhead of approximately $148 and increased distribution system maintenance expense of approximately $119.  Other expenses increased approximately $29.  The increase was partially offset by reduced power expense of approximately $255 due primarily to credits for voluntary electric curtailment events in which the Company participated, a lower provision for doubtful accounts of approximately $179 due to a prior year adjustment for additional inactive accounts and reduced expense of approximately $168 for the prior year tank remediation project.  The Company expects depreciation expense to continue to rise in 2013 due to investment in utility plant, and other operating expenses are expected to increase at a moderate rate as costs to serve customers and to extend the distribution system continue to rise and fewer electric curtailment events are anticipated.

Interest on debt for 2012 decreased $5, or 0.1%, from $5,254 for 2011 to $5,249 for 2012.  The decrease was primarily due to lower long-term debt outstanding and lower variable interest rates.  During 2012 and 2011, there were no borrowings under the lines of credit.  Interest expense for 2013 is expected to remain consistent with 2012.

Allowance for funds used during construction increased $6, from $99 for 2011 to $105 in 2012, due to a higher volume of eligible construction.  Allowance for funds used during construction is expected to show a modest increase in 2013 based on a projected increase in the amount of construction expenditures.

Other income (expenses), net for 2012 reflects decreased expenses of $157 as compared to the same period of 2011.  The net change was primarily due to lower employee retirement expense of approximately $101 due to a smaller impact from the decline in the discount rate in 2012 as compared to 2011 and lower expense on life insurance policies of approximately $55 as the value of retirement assets increased in 2012 as compared to 2011.  The increase in value was partially offset by life insurance proceeds which benefited 2011 and were not repeated in 2012.  Other expenses aggregating approximately $1 also decreased as compared to the same period of 2011.  In 2013, other income (expenses) will be largely determined by the change in market returns and discount rates.

Income taxes for 2012 increased $647, or 13.0%, compared to 2011.  The Company's effective tax rate was 37.6% for 2012 and 35.3% for 2011.  The higher effective tax rate in 2012 and the resulting increase in taxes were primarily due to the deductibility of bonus depreciation for state purposes in 2011, which was not available in 2012.  Taxes on higher income also added to the increase.  The Company expects the higher effective tax rate to continue in 2013.

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

Interest on debt for 2011 increased $348, or 7.1%, from $4,906 for 2010 to $5,254 for 2011.  The increase was primarily due to interest of $577 on the 5.00% Senior Notes, Series 2010A, issued in October of 2010.  Offsetting the increase were lower interest payments of $149 on the Company's lines of credit due to reduced borrowings, lower interest of $67 due to retirement of the 3.75% Industrial Development Authority Revenue Refunding Bonds, Series 1995, in June of 2010 and other lower interest expense of $13.  During 2011, there were no borrowings under the lines of credit.  The average interest rate on the lines of credit was 1.54% for 2010 on average debt outstanding of $7,191.

Allowance for funds used during construction decreased $12, from $111 for 2010 to $99 in 2011, due to a lower volume of eligible construction.

Other income (expenses), net for 2011 reflects increased expenses of $212 as compared to 2010.  The increase was primarily due to higher employee retirement expense of approximately $107 due to increased liabilities from a decline in the discount rate and higher expense on life insurance policies of approximately $47 as the value of retirement assets decreased in 2011 as compared to 2010.  The decrease in value was partially offset by life insurance proceeds.  Also contributing to the increase were higher charitable contributions of approximately $25 and increased other expenses aggregating approximately $33.

Income taxes for 2011 decreased $619, or 11.1%, compared to 2010.  The Company's effective tax rate was 35.3% for 2011 and 38.5% for 2010.  The decrease in the effective tax rate was due to the deductibility of bonus depreciation for state purposes in 2011.

Rate Developments

See Note 7 to the Company's financial statements included herein for a discussion of its rate developments.

Effective January 1, 2013, the Company's tariff included a distribution surcharge on revenues of 3.47%.

Acquisitions

See Note 2 to the Company's financial statements included herein for a discussion of its completed acquisitions.

On March 7, 2013, the Company closed on the acquisition of the Windy Brae Mobile Home Park water assets of Barkas, Inc. in York County, Pennsylvania, at a purchase price of $18.  The Company will begin serving approximately 135 new customers through an interconnection with its current distribution system.

This acquisition is expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset further declines in per capita water consumption.

Capital Expenditures

During 2012, the Company invested $11,543 in construction expenditures for routine items, upgrades to its water treatment facilities, and an upgrade to the enterprise software system as well as various replacements of aging infrastructure.  The Company replaced and relined over 40,000 feet of main in 2012.  In addition, the Company invested $661 in the acquisitions of water and wastewater systems during 2012.  The Company was able to fund operating activities, construction expenditures and acquisitions using internally-generated funds and proceeds from its stock purchase plans (see Note 5 to the Company's financial statements included herein).

The Company anticipates construction and acquisition expenditures for 2013 and 2014 of approximately $14,100 and $13,974, respectively, exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated 2013 and 2014 expenditures will be for additional main extensions, further upgrades to water treatment facilities, an additional pumping station, and various replacements of aging infrastructure. The Company intends to use cash on hand and internally-generated funds for at least half of its anticipated 2013 and 2014 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans, the DSIC and customer advances and contributions (see Note 1 to the Company's financial statements included herein).  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2013 and 2014.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary during 2013, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed, besides what is generated internally, for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  The cash balance of $4,012 as of December 31, 2012 represents the funds from operations generated internally in 2011 primarily due to lower cash required for income taxes due to bonus depreciation.  The Company expects the cash balance to decline in 2013 based on higher expected capital expenditures and currently allowable bonus depreciation.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations for the foreseeable future based on its past experience.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.  The Company made a one-time adjustment during the second quarter of 2011 to the allowance and corresponding provision for doubtful accounts for inactive accounts that were written off during the second half of 2011.  The amount of the adjustment was not considered material to the financial statements.  No further adjustments were required in 2012 or are expected in 2013.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In 2012, the Company generated $16,422 internally as compared to $17,474 in 2011 and $14,755 in 2010.  The increase in income taxes paid in 2012 decreased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2012, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2012.  The Company plans to renew a $5,000 line of credit that expires in June 2013 under similar terms and conditions.

The credit and liquidity crisis which began in 2008 has caused substantial volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs and reduced credit availability.  Since then, the Company has experienced more stability as the economy recovers from the recession.  Actual interest rates remain low and one of the Company's banks recently reduced the interest rate on its line of credit.  Another bank recently removed the commitment fee from its line of credit.  The Company has taken steps to manage the risk of reduced credit availability such as maintaining primarily committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity.  Despite the general improvements and actions taken, there is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2013.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's financial statements included herein for additional information regarding these restrictions.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 46.0% as of December 31, 2012, compared with 47.2% as of December 31, 2011.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio near fifty percent has historically been acceptable to the PPUC in that prudent debt costs and a fair return have been granted by the PPUC in rate filings.  See Note 4 to the Company's financial statements included herein for the details of its long-term debt outstanding as of December 31, 2012.

The Company has an effective "shelf" Registration Statement on Form S-3 on file with the Securities and Exchange Commission (SEC), pursuant to which the Company may offer an aggregate remaining amount of up to $25,000 of its common stock or debt securities subject to market conditions at the time of any such offering.  The Company is not currently planning to issue securities under the shelf Registration Statement before it expires in May 2013.

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

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans from lower discount rates.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2012.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 54.0% as of December 31, 2012, compared with 52.8% as of December 31, 2011.  It is the Company's intent to target a ratio near fifty percent.

Credit Rating
On April 26, 2012, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2013, the Company's objectives will be to continue to maximize its funds provided by operations and maintain the equity component of total capitalization.

Dividends

During 2012, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 74.5% and 41.8%, respectively.  During 2011, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 73.8% and 38.2%, respectively.  During the fourth quarter of 2012, the Board of Directors increased the dividend by 3.5% from $0.1336 per share to $0.1383 per share per quarter.  This was the sixteenth consecutive annual dividend increase and the 197th consecutive year of paying dividends.

The Company's Board of Directors declared a dividend in the amount of $0.1383 per share at its January 2013 meeting.  The dividend is payable on April 15, 2013 to shareholders of record as of February 28, 2013.  While the Company expects to maintain this dividend amount in 2013, future dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

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

Contractual Obligations

The following summarizes the Company's contractual obligations by period as of December 31, 2012:

	Payments due by period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Long-term debt obligations (a)	$84,975	$42	$12,086	$7,388	$65,459

Interest on long-term debt (b)	74,844	4,863	9,724	9,123	51,134

Purchase obligations (c)	1,345	1,345	-	-	-

Defined benefit obligations (d)	1,593	1,593	-	-	-

Deferred employee benefits (e)	4,845	239	502	519	3,585

Other deferred credits (f)	3,350	356	682	567	1,745
Total	$170,952	$8,438	$22,994	$17,597	$121,923

(a)
Represents debt maturities including current maturities.  Included in the table is a potential payment of $12,000 in Years 2 and 3 on the variable rate bonds which would only be due if the bonds were unable to be remarketed.  There is currently no such indication of this happening.

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
(d)
Represents contributions expected to be made to qualified defined benefit plans.  The contribution may increase if the minimum required contribution as calculated under Employee Retirement Income Security Act (ERISA) standards is higher than this amount.  The contribution is also dependent upon the amount recovered in rates charged to customers.  The amount of required contributions in 2014 and thereafter is not currently determinable.

(e)	Represents the obligations under the Company's Supplemental Retirement and Deferred Compensation Plans for executives.
(f)	Represents the estimated settlement payments to be made under the Company's interest rate swap contract.

In addition to these obligations, the Company makes refunds on Customers' Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  The refund amounts are not included in the above table because the timing cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2023 and amounts not paid by the contract expiration dates become non-refundable and are transferred to Contributions in Aid of Construction.

See Note 9 to the Company's financial statements included herein for a discussion of its commitments.

Environmental Matters

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through December 31, 2012.  The Company continues to clean the tank before submitting for final DEP inspection.  If the tank cannot meet the prescribed standard, other options will be reviewed, including a project to reline and strengthen the interior of the tank through capital expenditures.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements. The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include: regulatory assets and liabilities, revenue recognition and accounting for its pension plans.

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

Revenue Recognition
Operating revenues include amounts billed to metered water customers on a cycle basis and unbilled amounts based on both actual and estimated usage from the latest meter reading to the end of the accounting period.  Estimates are based on average daily usage for those particular customers.  The unbilled revenue amount is recorded as a current asset on the balance sheet.  Actual results could differ from these estimates and would result in operating revenues being adjusted in the period in which the actual usage is known.  Based on historical experience, the Company believes its estimate of unbilled revenues is reasonable.

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company's pension actuary.  The Company selected its December 31, 2012 and 2011 discount rates based on the Citigroup Pension Liability Index.  This index uses the Citigroup spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company's future pension obligations were determined using a discount rate of 3.75% at December 31, 2012 and 4.25% at December 31, 2011.

Choosing a lower discount rate normally increases the amount of pension expense and the corresponding liability.  In the case of the Company, a reduction in the discount rate would increase its liability, but would not have an impact on its pension expense.  The PPUC, in a previous rate settlement, agreed to grant recovery of the Company's contribution to the pension plans in customer rates.  As a result, under the professional standards, expense in excess of the Company's pension plan contribution is deferred as a regulatory asset and will be expensed as contributions are made to the plans and the contributions are recovered in customer rates.  Therefore, changes in the discount rate affect regulatory assets rather than pension expense.

The Company's estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 7% as its estimate of expected return on assets in both 2012 and 2011.  If the Company were to reduce the expected return, its liability would increase, but its expense would again remain unchanged because the expense is equal to the Company's contribution to the plans.  The additional expense would instead be recorded as an increase to regulatory assets.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates.  This exposure to market risks relates to the Company's debt obligations under its lines of credit.  As of February 2013, the Company has unsecured lines of credit with maximum availability of $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2014), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2014 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2013 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2012.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 4 to the financial statements included herein and a variable rate PEDFA loan agreement described below.

In May 2008, the Pennsylvania Economic Development Financing Authority, or the PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A.  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 4 to the Company's financial statements included herein.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including long-term debt obligations and the interest rate swap.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For the interest rate swap, the table presents the undiscounted net payments and weighted average interest rates by expected maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date
Liabilities	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$42	$43	$43	$7,344	$44	$65,459	$72,975	$95,000
Average interest rate	1.00%	1.00%	1.00%	4.67%	1.00%	6.90%	6.66%

Variable Rate	-	$12,000	-	-	-	-	$12,000	$12,000
Average interest rate	0.14%	0.14%	-	-	-	-	0.14%

	Expected Maturity Date
Interest Rate Derivatives	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$2,836
Variable to Fixed *	$356	$348	$334	$302	$265	$1,745	$3,350
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.18%	0.25%	0.38%	0.65%	0.95%	1.93%	1.50%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan potentially due in 2014, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of the date of this report, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  The interest rate of 0.14% on the $12,000 variable rate loan represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2012.

Other than the interest rate swap, the Company has no other derivative instruments used for any purpose, no additional financial instruments with significant credit risk, and no material exposure to currency or commodity risk.

Item 8.	Financial Statements and Supplementary Data.

THE YORK WATER COMPANY
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
 Stockholders of The York Water Company
We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2012 and 2011, and the related statements of income, common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The York Water Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion.
/s/ParenteBeard LLC
York, Pennsylvania
 March 12, 2013

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2012	Dec. 31, 2011

ASSETS
UTILITY PLANT, at original cost	$292,483	$281,002
Plant acquisition adjustments	(2,904)	(2,658)
Accumulated depreciation	(50,040)	(46,067)
Net utility plant	239,539	232,277

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $219 in 2012
and $203 in 2011	776	702

CURRENT ASSETS:
Cash and cash equivalents	4,012	4,006
Accounts receivable, net of reserves of $305 in 2012
and $334 in 2011	4,038	3,705
Unbilled revenues	2,322	2,258
Recoverable income taxes	-	197
Materials and supplies inventories, at cost	728	692
Prepaid expenses	337	303
Deferred income taxes	208	228
Total current assets	11,645	11,389

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,291	2,396
Notes receivable	338	368
Deferred regulatory assets	23,835	23,114
Restricted cash-compensating balance	500	500
Other assets	3,566	3,473
Total other long-term assets	30,530	29,851

Total Assets	$282,490	$274,219

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2012	Dec. 31, 2011

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$79,299	$77,113
issued and outstanding 12,918,633 shares in 2012
and 12,791,671 shares in 2011
Retained earnings	20,526	18,152
Total common stockholders' equity	99,825	95,265

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,933	84,975

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	42	42
Accounts payable	1,121	1,110
Dividends payable	1,548	1,481
Accrued compensation and benefits	1,082	1,012
Accrued income taxes	96	-
Accrued interest	1,065	1,065
Other accrued expenses	520	573
Total current liabilities	5,474	5,283

DEFERRED CREDITS:
Customers' advances for construction	12,949	13,761
Deferred income taxes	32,425	29,809
Deferred employee benefits	15,198	14,660
Other deferred credits	3,463	3,489
Total deferred credits	64,035	61,719

Contributions in aid of construction	28,223	26,977

Total Stockholders' Equity and Liabilities	$282,490	$274,219

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2012	2011	2010

OPERATING REVENUES:
Residential	$26,114	$25,693	$24,478
Commercial and industrial	12,114	11,820	11,440
Other	3,219	3,116	3,087
	41,447	40,629	39,005

OPERATING EXPENSES:
Operation and maintenance	7,221	7,333	6,760
Administrative and general	7,303	7,309	6,725
Depreciation and amortization	5,170	4,905	4,592
Taxes other than income taxes	1,180	1,207	1,161
	20,874	20,754	19,238

Operating income	20,573	19,875	19,767

OTHER INCOME (EXPENSES):
Interest on debt	(5,249)	(5,254)	(4,906)
Allowance for funds used during construction	105	99	111
Other income (expenses), net	(520)	(677)	(465)
	(5,664)	(5,832)	(5,260)

Income before income taxes	14,909	14,043	14,507

Income taxes	5,606	4,959	5,578

Net Income	$9,303	$9,084	$8,929

Basic Earnings Per Share	$0.72	$0.71	$0.71

Cash Dividends Declared Per Share	$0.5391	$0.5266	$0.5150

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2012, 2011 and 2010

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2009	12,558,724	$73,569	$13,353	$86,922
Net income	-	-	8,929	8,929
Dividends ($0.5150 per share)	-	-	(6,506)	(6,506)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	133,330	1,912	-	1,912
Balance, December 31, 2010	12,692,054	75,481	15,776	91,257
Net income	-	-	9,084	9,084
Dividends ($0.5266 per share)	-	-	(6,708)	(6,708)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	99,617	1,632	-	1,632
Balance, December 31, 2011	12,791,671	77,113	18,152	95,265
Net income	-	-	9,303	9,303
Dividends ($0.5391 per share)	-	-	(6,929)	(6,929)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	126,962	2,186	-	2,186
Balance, December 31, 2012	12,918,633	$79,299	$20,526	$99,825

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,303	$9,084	$8,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,170	4,905	4,592
Increase in deferred income taxes	2,311	3,189	2,591
Other	208	378	99
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(699)	(172)	(1,106)
(Increase) decrease in recoverable income taxes	197	(176)	(21)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(650)	(1,300)	(614)
Increase in accounts payable, accrued compensation and benefits,
accrued expenses, deferred employee benefits, and other deferred credits	486	1,569	701
Increase (decrease) in accrued interest and taxes	96	(3)	(416)
Net cash provided by operating activities	16,422	17,474	14,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $59 in 2012, $55 in 2011 and $62 in 2010	(11,543)	(9,472)	(10,541)
Acquisitions of water and wastewater systems	(661)	-	-
Decrease in notes receivable	30	39	69
Net cash used in investing activities	(12,174)	(9,433)	(10,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	780	124	428
Repayments of customer advances	(304)	(295)	(544)
Proceeds of long-term debt issues	-	-	39,491
Debt issuance costs	-	-	(703)
Repayments of long-term debt	(42)	(156)	(34,886)
Borrowings under short-term line of credit agreements	-	-	(2,000)
Changes in cash overdraft position	-	-	(195)
Issuance of common stock	2,186	1,632	1,912
Dividends paid	(6,862)	(6,667)	(6,459)
Net cash used in financing activities	(4,242)	(5,362)	(2,956)

Net change in cash and cash equivalents	6	2,679	1,327
Cash and cash equivalents at beginning of period	4,006	1,327	-
Cash and cash equivalents at end of period	$4,012	$4,006	$1,327

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,192	$5,202	$4,797
Income taxes	2,703	1,625	3,513

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $674 in 2012, $600 in 2011 and $726 in 2010 for the construction of utility plant.
Short-term line of credit borrowings amounting to $3,000 were reclassified as long-term borrowings in 2010.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.	Significant Accounting Policies

The primary business of The York Water Company is to impound, purify and distribute water.  The Company also operates a single wastewater collection and treatment system.  The Company operates within its franchised territory located in York and Adams Counties, Pennsylvania, and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2012 and 2011, utility plant includes a credit acquisition adjustment of $2,904 and $2,658, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets.  Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $50 in each of the years ended December 31, 2012, 2011, and 2010.

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

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2012	2011	of remaining lives
Mains and accessories	$152,193	$146,290	8 – 84 years
Services, meters and hydrants	59,211	56,731	19 – 55 years
Operations structures, reservoirs and water tanks	42,186	41,435	15 – 43 years
Pumping and treatment equipment	22,933	21,585	4 – 32 years
Office, transportation and operating equipment	10,728	9,786	2 – 22 years
Land and other non-depreciable assets	3,121	2,980	-
Utility plant in service	290,372	278,807
Construction work in progress	2,111	2,195	-
Total Utility Plant	$292,483	$281,002

The effective rate of depreciation was 2.13% in 2012, 2.11% in 2011, and 2.06% in 2010 on average utility plant, net of customers' advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Revenue Recognition
Operating revenues include amounts billed to water customers on a cycle basis and unbilled amounts based on actual and estimated usage from the latest meter reading to the end of the accounting period.  Operating revenues also include a flat monthly fee billed to wastewater customers.

Materials and Supplies Inventories
Materials and supplies inventories are stated at cost.  Costs are determined using the average cost method.

Deferred Debt Expense
Deferred debt expense is amortized on a straight-line basis over the term of the related debt.

Notes Receivable
Notes receivable are recorded at cost and represent amounts due from various municipalities for construction of water mains in their particular municipality.  Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.  When a note is considered to be impaired, the carrying value of the note is written down.  The amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.

Regulatory Assets and Liabilities
The Company is subject to the provisions of generally accepted accounting principles regarding rate-regulated entities.  The professional standards provide for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current customer rates or are considered probable of being included in future rates.  The regulatory assets or liabilities are then relieved as the cost or credit is reflected in rates.  Regulatory assets represent costs that are expected to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates.  These deferred costs have been excluded from the Company's rate base and, therefore, no return is being earned on the unamortized balances.

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining Recovery
	2012	2011	Periods
Assets
Income taxes	$5,459	$5,174	Various
Postretirement benefits	14,244	13,949	10 – 20 years
Unrealized swap losses	2,807	2,811	1 – 17 years
Utility plant retirement costs	1,313	1,098	5 years
Service life study expenses	10	-	5 years
Rate case filing expenses	2	82	2 years
	$23,835	$23,114
Liabilities
Income taxes	$836	$875	1 – 50 years

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 17 years.

The regulatory asset for utility plant retirement costs, including cost of removal, represents costs already incurred which are expected to be recovered over a five-year period in rates, through depreciation expense.  Service life study and rate case filing expenses are deferred and amortized over their remaining lives of five and two years, respectively.

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

Contributions in Aid of Construction
Contributions in Aid of Construction is composed of (i) direct, non-refundable contributions from developers, customers or builders for construction of water infrastructure and (ii) customer advances that have become non-refundable.  Contributions in aid of construction are deducted from the Company's rate base, and therefore, no return is earned on property financed with contributions.  The PPUC requires that contributions received remain on the Company's balance sheet indefinitely as a long-term liability.

Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate.  The Company has designated the interest rate swap agreement as a cash flow hedge. Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  The interest rate swap agreement is classified as a financial derivative used for non-trading activities.

The professional standards regarding accounting for derivatives and hedging activities requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  In accordance with the standards, the interest rate swap is recorded on the balance sheet in other deferred credits at fair value.

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the year ended December 31, 2012, $362 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $358 for the year ended December 31, 2012.  During the twelve months ending December 31, 2013, the Company expects to reclassify $357 (before tax) from regulatory assets to interest expense.

The interest rate swap will expire on October 1, 2029.

Income Taxes
Certain income and expense items are accounted for in different time periods for financial reporting than for income tax reporting purposes.

Deferred income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent such income taxes increase or decrease future rates, an offsetting regulatory asset or liability has been recorded.

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2012 and 2011, deferred investment tax credits amounted to $812 and $851, respectively.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2012, 2011 and 2010.  AFUDC is recovered through water rates as utility plant is depreciated.

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

On July 31, 2012, the Company completed the acquisition of the wastewater facilities of the Asbury Pointe Water and Sewer Company, in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on August 1, 2012.  The acquisition resulted in the addition of approximately 240 wastewater customers with purchase price and acquisition costs of approximately $359, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $367 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On August 16, 2012, the Company completed the acquisition and began operating the water system of York Starview, LP in York County, Pennsylvania.  The Company acquired and is using York Starview's distribution facilities through an interconnection with its current distribution system.  The acquisition resulted in the addition of approximately 240 new water customers with purchase price and acquisition costs of approximately $131, which is more than the depreciated original costs of the assets.  The Company recorded a positive acquisition adjustment of approximately $36 and will seek approval from the PPUC to amortize the positive acquisition adjustment over the remaining life of the acquired assets.

On October 12, 2012, the Company completed the acquisition of the water system of Section A Water Corporation in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on October 15, 2012.  The acquisition resulted in the addition of approximately 100 new water customers at a purchase price and acquisition costs of approximately $171.  The Company recorded a positive acquisition adjustment of approximately $35 and will seek approval from the PPUC to amortize the positive acquisition adjustment over the remaining life of the acquired assets.

3.	Income Taxes

The provisions for income taxes consist of:

	2012	2011	2010
Federal current	$2,100	$1,357	$1,872
State current	1,195	413	1,115
Federal deferred	2,371	3,291	2,645
State deferred	(21)	(63)	(16)
Federal investment tax credit, net of current utilization	(39)	(39)	(38)
Total income taxes	$5,606	$4,959	$5,578

A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

	2012	2011	2010
Statutory Federal tax provision	$5,069	$4,775	$4,933
State income taxes, net of Federal benefit	775	231	725
Tax-exempt interest	(33)	(32)	(37)
Amortization of investment tax credit	(39)	(39)	(38)
Cash value of life insurance	(27)	90	70
Domestic production deduction	(140)	(115)	(127)
Other, net	1	49	52
Total income taxes	$5,606	$4,959	$5,578

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are summarized in the following table:

	2012	2011
Deferred tax assets:
Reserve for doubtful accounts	$124	$135
Compensated absences	200	190
Deferred compensation	1,328	1,234
Customers' advances and contributions	37	57
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	114	119
Pensions	4,895	4,776
Contributions carryover	-	36
Other costs deducted for book, not for tax	43	39
Total deferred tax assets	6,741	6,586

Deferred tax liabilities:
Accelerated depreciation	30,454	27,850
Investment tax credit	482	505
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	1,991	1,864
Tax effect of pension regulatory asset	5,782	5,663
Other costs deducted for tax, not for book	249	285
Total deferred tax liabilities	38,958	36,167

Net deferred tax liability	$32,217	$29,581

Reflected on balance sheets as:
Current deferred tax asset	$(208)	$(228)
Noncurrent deferred tax liability	32,425	29,809
Net deferred tax liability	$32,217	$29,581

No valuation allowance is required for deferred tax assets as of December 31, 2012 and 2011.  In assessing the soundness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the professional standards recorded in the years that remain open for review by taxing authorities.  The federal income tax returns and the state income tax returns for the years 2009 through 2011 remain open.  The Company has not yet filed tax returns for 2012, but has not taken any new positions in its 2012 income tax provision.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  There were no interest or penalties for the years ended December 31, 2012, 2011, and 2010.

4.	Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2012 and 2011 is summarized in the following table:

	2012	2011

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	290	332
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,885	14,885
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,975	85,017
Less current maturities	(42)	(42)
Long-term portion	$84,933	$84,975

Payments due by year:

2013	2014	2015	2016	2017
$42	$12,043	$43	$7,344	$44

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain both optional and special redemption provisions.  Under the optional provisions, the Company can redeem all or a portion of the bonds on or after November 1, 2013.  Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  In 2012, no bonds were retired under these provisions.  In 2011, the Company retired $115 under these provisions.  Currently, no additional bonds that met the special provisions have been tendered for redemption.

Payments due in 2014 include potential payments of $12,000 on the variable rate bonds (due 2029) which would only be payable if all of the bonds were tendered and could not be remarketed.  There is currently no such indication of this happening.

Variable Rate Long-Term Debt
On May 7, 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (the "Series A Bonds") for the Company's benefit pursuant to the terms of a trust indenture, dated as of May 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series A Bonds to us pursuant to a loan agreement, dated as of May 1, 2008, between us and the PEDFA.  The loan agreement provides for a $12,000 loan with a maturity date of October 1, 2029.  Amounts outstanding under the loan agreement are the Company's direct general obligations.  The proceeds of the loan were used to redeem the PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 (the "2004 Series B Bonds").  The 2004 Series B Bonds were redeemed because the bonds were tendered and could not be remarketed due to the downgrade of the bond insurer's credit rating.

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by us.  The Company has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.19% in 2012 and 0.20% in 2011.  As of December 31, 2012 and 2011, the interest rate was 0.14% and 0.09%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank") dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company's responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is May 6, 2015.  It is reviewed annually for a potential extension of the expiration date.

The Company may elect to have the Series A Bonds redeemed, in whole or in part, on any date that interest is payable for a redemption price equal to the principal amount thereof plus accrued interest to the date of redemption.  The Series A Bonds are also subject to mandatory redemption for the same redemption price in the event that the Internal Revenue Service determines that the interest payable on the Series A Bonds is includable in gross income of the holders of the bonds for federal tax purposes.

Interest Rate Swap Agreement
In connection with the issuance of the PEDFA 2004 Series B Bonds, the Company entered into an interest rate swap agreement with a counterparty, in the notional principal amount of $12,000.  The Company elected to retain the swap agreement for the 2008 Series A Bonds.  Interest rate swap agreements derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the swap, is reflected on the Company's balance sheet.  See Note 10 for additional information regarding the fair value of the swap.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  On April 26, 2012, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company's interest rate swap was in a liability position as of December 31, 2012.  If a violation were triggered on December 31, 2012, the Company would have been required to pay the counterparty approximately $3,028.

The Company's interest rate swap agreement provides that it pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 3.01% in 2012 and 2011.

As of December 31, 2012, there was a spread of 2 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.18% (including variable interest and swap payments).  As of December 31, 2011, there was a negative spread of 8 basis points which equated to an overall effective rate of 3.08% (including variable interest and swap payments).

Short-Term Borrowings
As of December 31, 2012, the Company maintained unsecured lines of credit aggregating $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2014), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2014 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500.  In 2010, the outstanding borrowings were reclassified to long-term debt based on a renewal that extended the maturity date more than one year.  The corresponding compensating balance was also reclassified from current assets to long-term assets due to the extended maturity date.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2013 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2012 and 2011.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and acquisition of the Company's stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2012, none of the earnings retained in the business are restricted under these provisions.  The Company's Pennvest Loan is secured by $800 of receivables.  Other than this loan, the Company's debt is unsecured.

The Company's lines of credits require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2012, the Company was in compliance with these covenants.

5.	Common Stock and Earnings Per Share

Earnings per share are based upon the weighted average number of shares outstanding of 12,847,160 in 2012, 12,734,420 in 2011, and 12,626,660 in 2010.  The Company does not have dilutive securities outstanding.

Under the employee stock purchase plan, all full-time employees who have been employed at least six consecutive months may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2012, 2011 and 2010 were 7,776, 7,814 and 6,968, respectively.  As of December 31, 2012, 22,270 authorized shares remain unissued under the plan.

In June 2008, the Company modified its Dividend Reinvestment Plan to include direct stock purchase and sale options.  These options are subject to certain restrictions and are available to both current shareholders and the general public.  Purchases are made weekly at 100% of the stock's fair market value, as defined in the Prospectus contained in Amendment No. 1 to Securities and Exchange Commission Form S-3, filed by the Company on June 26, 2008.

Under the optional dividend reinvestment portion of the plan, holders of the Company's common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).

Shares issued under the Dividend Reinvestment and Direct Stock Purchase and Sale Plan, during 2012, 2011 and 2010 were 119,186, 91,803 and 126,361, respectively.  As of December 31, 2012, 418,169 authorized shares remain unissued under the plan.

6.	Employee Benefit Plans

Pensions
The Company maintains a general and administrative and a union-represented defined benefit pension plan covering substantially all of its employees hired prior to May 1, 2010.  Employees hired after May 1, 2010 are eligible for an enhanced 401k plan rather than a defined benefit plan.  The benefits under the defined benefit plans are based upon years of service and compensation near retirement.  The Company's funding policy is to contribute annually the amount permitted by the PPUC to be collected from customers in rates, but in no case less than the minimum Employee Retirement Income Security Act (ERISA) required contribution.

The following table sets forth the plans' funded status as of December 31, 2012 and 2011.  The measurement of assets and obligations of the plans is as of December 31, 2012 and 2011.

Obligations and Funded Status At December 31	2012	2011

Change in Benefit Obligation
Pension benefit obligation beginning of year	$31,580	$26,546
Service cost	1,050	930
Interest cost	1,288	1,391
Actuarial loss	1,789	3,618
Plan amendments	-	92
Benefit payments	(981)	(997)
Pension benefit obligation end of year	34,726	31,580

Change in Plan Assets
Fair value of plan assets beginning of year	19,815	19,276
Actual return on plan assets	2,239	(57)
Employer contributions	1,593	1,593
Benefits paid	(981)	(997)
Fair value of plan assets end of year	22,666	19,815

Funded Status of Plans at End of Year	$(12,060)	$(11,765)

The accounting standards require that the funded status of defined benefit pension plans be fully recognized in the balance sheet.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs which were previously netted with the funded status in a liability account, to be adjustments to shareholders' equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges to accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The liability for the funded status of the Company's pension plans is recorded in "Deferred employee benefits" on its balance sheet.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2012	2011
Net loss arising during the period	$991	$5,009
Recognized net actuarial loss	(641)	(313)
Recognized prior service cost	(17)	(17)
Total changes in regulatory asset during the year	$333	$4,679

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2012	2011
Net loss	$11,802	$11,451
Prior service cost	67	85
Regulatory asset	$11,869	$11,536

Components of Net Periodic Benefit Cost are as follows:

	2012	2011	2010
Service cost	$1,050	$930	$777
Interest cost	1,288	1,391	1,335
Expected return on plan assets	(1,441)	(1,334)	(1,165)
Plan amendments	-	92	-
Amortization of loss	641	313	213
Amortization of prior service cost	17	17	17
Rate-regulated adjustment	38	184	103
Net periodic benefit cost	$1,593	$1,593	$1,280

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2012, the deferral declined by $38.

The estimated costs for the defined benefit pension plans relating to the December 31, 2012 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$694
Net prior service cost	10
$704

The Company plans to contribute $1,593 to the plans in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2013	2014	2015	2016	2017	2018-2022
$1,174	$1,267	$1,488	$1,524	$1,524	$9,419

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2012	2011
Projected benefit obligation	$34,726	$31,580
Fair value of plan assets	22,666	19,815

	2012	2011
Accumulated benefit obligation	$31,412	$28,473
Fair value of plan assets	22,666	19,815

Weighted-average assumptions used to determine benefit obligations at December 31:

	2012	2011
Discount rate	3.75%	4.25%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2012	2011	2010
Discount rate	4.25%	5.35%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.50 - 4.00%	4.00 - 5.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan's assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company's defined benefit pension plans is that of Growth and Income.  The weighted-average target asset allocations are 50% to 70% equity securities, 30% to 50% fixed income securities and 0% to 10% reserves (cash and cash equivalents).  Within the equity category, the Company's target allocation is approximately 45 - 50% large cap, 15% mid cap, 10% small cap, 15% international, 5% emerging markets and 5 – 10% inflation hedge.  Within the fixed income category, its target allocation is approximately 30% U.S. Treasury and Agency securities, 40% U.S. corporate bonds, 10% mortgage-backed securities, 10% international, and 10% high yield bonds.  The Company's investment performance objectives over a three to five year period are to exceed the annual rate of inflation as measured by the Consumer Price Index by 3%, and to exceed the annualized total return of specified benchmarks applicable to the funds within the asset categories.

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

Further guidelines for fixed income securities include: (1) fixed income holdings in a single issuer are limited to 5% of the portfolio; (2) acceptable investments include money market securities, U.S. Government and its agencies and sponsored entities' securities, mortgage-backed and asset-backed securities, corporate securities and mutual funds offering high yield bond portfolios; (3) purchases must be limited to investment grade or higher; (4) non-U.S. dollar denominated securities are not permissible; and (5) high risk derivatives are prohibited.

The fair values of the Company's pension plan assets at December 31, 2012 and 2011 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2012	2011	2012	2011	2012	2011
Cash and Money Market Funds (a)	$534	$498	$534	$498	$-	$-
Equity Securities:
Common Equity Securities (b)	3,974	3,755	3,974	3,755	-	-
Equity Mutual Funds (c)	11,309	9,088	11,309	9,088	-	-
Fixed Income Securities:
U.S. Treasury Obligations	355	593	-	-	355	593
U.S. Government Agencies	806	808	-	-	806	808
Corporate and Foreign Bonds (d)	409	896	-	-	409	896
Fixed Income Mutual Funds (e)	5,279	4,177	5,279	4,177	-	-
Total Plan Assets	$22,666	$19,815	$21,096	$17,518	$1,570	$2,297

(a)	The portfolios are designed to keep approximately three months of distributions in immediately available funds.
(b)
This category includes investments in U.S. common stocks widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, telecommunications, industrials, energy and utilities.  The individual stocks are primarily large cap stocks which track with the S&P 500 with the exception of $339 (1.5% of total plan assets) which is invested in York Water Company common stock.

(c)
This category includes a majority of investments in closed-end mutual funds as well as domestic equity mutual funds, U.S. commodities used primarily as inflation hedges, and international mutual funds which give the portfolio exposure to small, mid and large cap index funds as well as international diversified index funds.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401k plan feature are not eligible for the defined benefit plans.  As of December 31, 2012, three employees were participating in the enhanced feature of the plan.  The Company's contributions to the plan amounted to $244 in 2012, $220 in 2011, and $187 in 2010.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2012 and 2011, the present value of the future obligations was approximately $3,271 and $3,039, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,477 and $3,380, respectively, at December 31, 2012 and 2011.  The Company's expenses under the plans amounted to $358 in 2012, $514 in 2011 and $360 in 2010.

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

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC provided revenues in 2012, 2011 and 2010 of $583, $0 and $606, respectively.

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

The Company has recorded interest income of $98 in 2012, $95 in 2011 and $110 in 2010.  Interest rates on the notes outstanding at December 31, 2012 vary from 6.75% to 7.5%.

Included in the accompanying balance sheets at December 31, 2012 and 2011 were the following amounts related to these projects.

	2012	2011
Notes receivable, including interest	$338	$368
Customers' advances for construction	938	945

The Company has other customers' advances for construction totaling $12,011 and $12,816 at December 31, 2012 and 2011, respectively.

9.	Commitments

Based on its capital budget, the Company plans to spend approximately $14,100 in 2013 and $13,974 in 2014 on construction, exclusive of any potential acquisitions. The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues, customer advances and the DSIC.

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is confirmed that it is free of any mercury.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through December 31, 2012.  The Company continues to clean the tank before submitting for final DEP inspection.  If the tank cannot meet the prescribed standard, other options will be reviewed, including a project to reline and strengthen the interior of the tank through capital expenditures.

As of December 31, 2012, the Company employed 105 full time people, including 39 under union contract.  The current contract was ratified during 2010 and expires on April 30, 2013.  Management is currently negotiating a new contract with the union leadership.  The Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning water service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position, results of operations and cash flows.

10.	Fair Value of Financial Instruments

The accounting standards regarding fair value measurements establish a fair value hierarchy which indicates the extent to which inputs used in measuring fair value are observable in the market.  Level 1 inputs include quoted prices for identical instruments and are the most observable.  Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, commodity rates and yield curves.  Level 3 inputs are not observable in the market and include management's own judgments about the assumptions market participants would use in pricing the asset or liability.

The Company has recorded its interest rate swap liability at fair value in accordance with the standards.  The liability is recorded under the caption "Other deferred credits" on the balance sheet.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

Description	December 31, 2012	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,836	$2,836

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2012.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2012.  The use of the Company's credit quality resulted in a reduction in the swap liability of $192.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2011 is shown in the table below.

Description	December 31, 2011	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,842	$2,842

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,975 at December 31, 2012, and $85,017 at December 31, 2011, had an estimated fair value of approximately $107,000 and $102,000 at December 31, 2012 and 2011, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at December 31, 2012 of $12,949 and $338, respectively.  At December 31, 2011, customers' advances for construction and notes receivable had carrying values of $13,761 and $368, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

11.	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2012	2011	2010
Regulatory Assessment	$228	$213	$205
Property	342	332	321
Payroll, net of amounts capitalized	458	445	430
Capital Stock	151	216	203
Other	1	1	2
Total taxes other than income taxes	$1,180	$1,207	$1,161

12.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
2012
Operating revenues	$9,669	$10,352	$11,025	$10,401	$41,447
Operating income	4,427	5,052	5,781	5,313	20,573
Net income	1,941	2,204	2,760	2,398	9,303
Basic earnings per share	0.15	0.17	0.22	0.18	0.72
Dividends declared per share	0.1336	0.1336	0.1336	0.1383	0.5391

2011
Operating revenues	$9,645	$10,452	$10,451	$10,081	$40,629
Operating income	4,586	5,162	5,279	4,848	19,875
Net income	2,139	2,458	2,364	2,123	9,084
Basic earnings per share	0.17	0.19	0.19	0.16	0.71
Dividends declared per share	0.1310	0.1310	0.1310	0.1336	0.5266

13.	Subsequent Event

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions. The Company may suspend or discontinue the repurchase program at any time.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management of The York Water Company (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
 Stockholders of The York Water Company
We have audited The York Water Company's (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The York Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The York Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, common stockholders' equity, and cash flows of The York Water Company, and our report dated March 12, 2013 expressed an unqualified opinion.
/s/ParenteBeard LLC
York, Pennsylvania
 March 12, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2013 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption "Executive Officers of the Company" of the 2013 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2013 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption "Code of Ethics" of the 2013 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption "Board Committees and Functions" of the 2013 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2013 Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the 2013 Proxy Statement is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption "Compensation Committee Report" of the 2013 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, approximately 22,000 authorized shares remain unissued as of December 31, 2012.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2013 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Board Independence" and "Related Party Transactions" of the 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Ratification of Appointment of Independent Registered Public Accounting Firm" of the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2012 and 2011
Statements of Income for Years Ended December 31, 2012, 2011 and 2010
Statements of Common Stockholders' Equity for Years Ended December 31, 2012, 2011 and 2010
Statements of Cash Flows for Years Ended December 31, 2012, 2011 and 2010
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	55
	for the years ended December 31, 2012, 2011, and 2010

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 26.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 57 through 60.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2012

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2012 Reserve for uncollectible accounts	$333,681	$302,032	$46,789	$377,502	$305,000

FOR THE YEAR ENDED DECEMBER 31, 2011 Reserve for uncollectible accounts	$245,000	$480,807	$32,801	$424,927	$333,681

FOR THE YEAR ENDED DECEMBER 31, 2010 Reserve for uncollectible accounts	$225,000	$223,185	$31,026	$234,211	$245,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 11, 2013	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 11, 2013	Dated: March 11, 2013

Directors:	Date:

By: /s/Cynthia A. Dotzel	March 11, 2013
Cynthia A. Dotzel

By: /s/John L. Finlayson	March 11, 2013
John L. Finlayson

By: /s/Michael W. Gang	March 11, 2013
Michael W. Gang

By: /s/Jeffrey R. Hines	March 11, 2013
Jeffrey R. Hines

By: /s/George W. Hodges	March 11, 2013
George W. Hodges

By: /s/George Hay Kain, III	March 11, 2013
George Hay Kain, III

By: /s/Jeffrey S. Osman	March 11, 2013
Jeffrey S. Osman

By: /s/Steven R. Rasmussen	March 11, 2013
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 11, 2013
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan
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

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's May 12, 2008 Form 8-K.
10.12	Trust Indenture dated as of May 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's September 15, 2009 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.13	Reimbursement, Credit and Security Agreement, dated as of May 1, 2008 between The York Water Company and PNC Bank, National Association	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's May 12, 2008 Form 8-K.
10.14	Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of October 1, 2008 relative to the $15,000,000 6.0% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's October 15, 2008 Form 8-K.
10.15	Trust Indenture dated as of October 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.6 to the Company's September 15, 2009 Form 8-K.
10.16	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 28, 2005 Form 8-K.
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