Form 10-Q
period 2013-03-31
YORK WATER CO
filed 2013-05-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,932,111 Shares outstanding as of May 8, 2013

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2013	Dec. 31, 2012

ASSETS
UTILITY PLANT, at original cost	$294,656	$292,483
Plant acquisition adjustments	(2,891)	(2,904)
Accumulated depreciation	(51,265)	(50,040)
Net utility plant	240,500	239,539

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $226 in 2013
and $219 in 2012	769	776

CURRENT ASSETS:
Cash and cash equivalents	4,554	4,012
Accounts receivable, net of reserves of $315 in 2013
and $305 in 2012	3,437	4,038
Unbilled revenues	2,214	2,322
Materials and supplies inventories, at cost	755	728
Prepaid expenses	507	337
Deferred income taxes	215	208
Total current assets	11,682	11,645

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,265	2,291
Notes receivable	330	338
Deferred regulatory assets	23,604	23,835
Restricted cash-compensating balance	500	500
Other assets	3,630	3,566
Total other long-term assets	30,329	30,530

Total Assets	$283,280	$282,490

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2013	Dec. 31, 2012

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$79,878	$79,299
issued and outstanding 12,950,755 shares in 2013
and 12,918,633 shares in 2012
Retained earnings	20,875	20,526
Total common stockholders' equity	100,753	99,825

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,922	84,933

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	42	42
Accounts payable	865	1,121
Dividends payable	1,551	1,548
Accrued compensation and benefits	1,044	1,082
Accrued income taxes	282	96
Accrued interest	1,548	1,065
Other accrued expenses	555	520
Total current liabilities	5,887	5,474

DEFERRED CREDITS:
Customers' advances for construction	13,104	12,949
Deferred income taxes	33,134	32,425
Deferred employee benefits	14,014	15,198
Other deferred credits	3,243	3,463
Total deferred credits	63,495	64,035

Contributions in aid of construction	28,223	28,223

Total Stockholders' Equity and Liabilities	$283,280	$282,490

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2013	2012
OPERATING REVENUES:
Residential	$6,454	$6,157
Commercial and industrial	2,820	2,725
Other	795	787
	10,069	9,669

OPERATING EXPENSES:
Operation and maintenance	1,705	1,750
Administrative and general	1,928	1,900
Depreciation and amortization	1,364	1,279
Taxes other than income taxes	299	313
	5,296	5,242

Operating income	4,773	4,427

OTHER INCOME (EXPENSES):
Interest on debt	(1,310)	(1,310)
Allowance for funds used during construction	31	13
Other income (expenses), net	(74)	(59)
	(1,353)	(1,356)

Income before income taxes	3,420	3,071

Income taxes	1,281	1,130

Net Income	$2,139	$1,941

Basic Earnings Per Share	$0.17	$0.15

Cash Dividends Declared Per Share	$0.1383	$0.1336

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2013 and 2012

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2012	12,918,633	$79,299	$20,526	$99,825
Net income	-	-	2,139	2,139
Dividends	-	-	(1,790)	(1,790)
Retirement of common stock	(10,639)	(197)	-	(197)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	42,761	776	-	776
Balance, March 31, 2013	12,950,755	$79,878	$20,875	$100,753

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2011	12,791,671	$77,113	$18,152	$95,265
Net income	-	-	1,941	1,941
Dividends	-	-	(1,710)	(1,710)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	32,718	568	-	568
Balance, March 31, 2012	12,824,389	$77,681	$18,383	$96,064

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months
	Ended March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,139	$1,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,364	1,279
Increase in deferred income taxes	657	515
Other	52	58
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	633	349
Decrease in recoverable income taxes	-	197
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(393)	(304)
Decrease in accounts payable, accrued compensation and benefits,
accrued expenses, deferred employee benefits, and other deferred credits	(1,061)	(875)
Increase in accrued interest and taxes	669	162
Net cash provided by operating activities	4,060	3,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $17 in 2013 and $7 in 2012	(2,442)	(2,076)
Acquisitions of water and wastewater systems	(27)	-
Decrease in notes receivable	8	10
Net cash used in investing activities	(2,461)	(2,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	220	62
Repayments of customer advances	(58)	(82)
Repayments of long-term debt	(11)	(11)
Repurchase of common stock	(197)	-
Issuance of common stock	776	568
Dividends paid	(1,787)	(1,709)
Net cash used in financing activities	(1,057)	(1,172)

Net change in cash and cash equivalents	542	84
Cash and cash equivalents at beginning of period	4,012	4,006
Cash and cash equivalents at end of period	$4,554	$4,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$808	$1,146
Income taxes	7	-

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $360 in 2013 and $843 in 2012 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation
The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Common Stock and Basic Earnings Per Share
Basic earnings per share for the three months ended March 31, 2013 and 2012 were based on weighted average shares outstanding of 12,937,549 and 12,801,706, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended March 31, 2013, the Company repurchased and retired 10,639 shares.  As of March 31, 2013, 1,189,361 shares remain available for repurchase.

3.	Commitments
In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is approved for service by the Pennsylvania Department of Environmental Protection, or DEP.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through March 31, 2013.  Recent tests have shown the tank is in compliance with safe drinking water standards and the Company has requested permission to place the tank back into service from the DEP.  If the DEP does not approve based on the testing completed, other options will be reviewed, including a project to reline and strengthen the interior of the tank or replace the tank through capital expenditures.

4.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended March 31
	2013	2012

Service cost	$297	$263
Interest cost	320	322
Expected return on plan assets	(411)	(360)
Amortization of actuarial loss	174	160
Amortization of prior service cost	3	4
Rate-regulated adjustment	15	9
Net periodic pension expense	$398	$398

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $1,593 to its pension plans in 2013.  As of March 31, 2013, contributions of $1,593 had been made.  At this time, the Company does not expect to contribute any additional amount during the remainder of 2013.

5.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk. The Company's net payment rate on the swap was 3.00% during the three months ended March 31, 2013.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended March 31, 2013, $90 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a gain of $128 for the three months ended March 31, 2013.  The Company expects to reclassify $354 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 26, 2013, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2013.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2013, the Company would have been required to pay the counterparty approximately $2,759.

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

Description	March 31, 2013	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,621	$2,621

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2013.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2013.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $138 as of March 31, 2013.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2012 is shown in the table below.

Description	December 31, 2012	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,836	$2,836

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,964 at March 31, 2013, and $84,975 at December 31, 2012, had an estimated fair value of approximately $104,000 and $107,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at March 31, 2013 of $13,104 and $330, respectively.  At December 31, 2012, customers' advances for construction and notes receivable had carrying values of $12,949 and $338, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.	Debt

	As of Mar. 31, 2013	As of Dec. 31, 2012
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	279	290
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,885	14,885
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,964	84,975
Less current maturities	(42)	(42)
Long-term portion	$84,922	$84,933

As of March 31, 2013, the Company maintained unsecured lines of credit aggregating $29,000 with three banks.  The Company is required to maintain a demand deposit account with an average monthly balance of $500 in order to retain one of its lines of credit.  The use of the funds in the account in excess of the $500 is not restricted in any way.

8.	Acquisitions
On March 7, 2013, the Company completed the acquisition of the Windy Brae Mobile Home Park water assets of Barkas, Inc. in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on March 11, 2013.  The acquisition resulted in the addition of approximately 135 new water customers at a purchase price and acquisition costs to date of approximately $27.

The results have been immaterial to total company results.

9.	Rate Matters
From time to time, the Company files applications for rate increases with the Pennsylvania Public Utility Commission, or PPUC, and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 14, 2010.  Effective November 4, 2010, the PPUC authorized an average increase of 8.7% in rates designed to produce approximately $3,400 in additional annual revenues.  The Company plans to file a rate increase request in the second quarter of 2013.

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC provided revenues of $328 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
Forward-looking Statements

Certain statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company's business strategy; statements including, but not limited to:

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	changes in accounting pronouncements;
•	changes in the Company's credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns two wells which are capable of providing a safe yield of approximately 100,000 gallons per day to supply water to its customers in Carroll Valley, Adams County.  As of March 31, 2013, the Company's average daily availability was 35.0 million gallons, and average daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 189,000 as of December 31, 2012.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  Increases in revenues are generally dependent on the Company's ability to obtain rate increases from the PPUC in a timely manner and in adequate amounts and to increase volumes of water sold through increased consumption and increases in the number of customers served.  The Company continuously looks for water and wastewater acquisition and expansion opportunities both within and outside its current service territory as well as additional opportunities to enter into bulk water contracts with municipalities and other entities to supply water.

The Company has agreements with several municipalities to provide sewer billing services.  Starting in 2012, the Company piloted a service line protection program in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  The Company plans to expand its pilot program during the second half of 2013.

Results of Operations

Three Months Ended March 31, 2013 Compared
With Three Months Ended March 31, 2012

Net income for the first quarter of 2013 was $2,139, an increase of $198, or 10.2%, from net income of $1,941 for the same period of 2012.  The primary contributing factor to the increase was higher operating revenues which were partially offset by higher income taxes and depreciation expense.

Operating revenues for the three months ended March 31, 2013 increased $400, or 4.1%, from $9,669 for the three months ended March 31, 2012 to $10,069 for the corresponding 2013 period.  The primary reasons for the increase were the distribution surcharge allowed by the PPUC and an increase in customers.  The distribution surcharge allows the Company to add a charge to customers' water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The distribution surcharge added $328 to revenues during the first quarter of 2013 as compared to same period of 2012.  The average number of customers served in the first quarter of 2013 increased as compared to the same period of 2012 by 922 customers, from 62,888 to 63,810 customers, primarily due to acquisitions.  The total per capita volume of water sold in the first quarter of 2013 was consistent with the corresponding 2012 period.  Industrial per capita consumption increased, but commercial and residential per capita consumption decreased.  For the remainder of the year, the Company expects revenues to increase moderately based on the continuation of the distribution surcharge, higher summer demand and a potential rate increase expected to go into effect during the fourth quarter of the year.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first quarter of 2013 increased $54, or 1.0%, from $5,242 for the first quarter of 2012 to $5,296 for the corresponding 2013 period.  The increase was primarily due to higher depreciation expense of approximately $85 and increased customer accounts expense of approximately $35 for supplies related to a bill processing equipment upgrade and higher credit card fees.  Other expenses increased by a net of $9.  The increase was partially offset by reduced distribution system maintenance expense of approximately $44 and the absence of $31 in rate case expense.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in utility plant and other operating expenses are expected to increase at a moderate rate as a result of increased summer activity and as costs to maintain and extend the distribution system continue to rise.

Interest expense on debt for both the first quarter of 2013 and the first quarter of 2012 was $1,310, with no borrowings under the lines of credit.  For the remainder of the year, interest expense is expected to remain consistent with 2012.

Allowance for funds used during construction increased $18, from $13 in the first quarter of 2012 to $31 in the 2013 period, due to a higher volume of eligible construction.  For the remainder of the year, allowance for funds used during construction is expected to show a modest increase based on a projected increase in the amount of construction expenditures.

Other income (expenses), net for the first quarter of 2013 reflects increased expenses of $15 as compared to the same period of 2012.  The net change was primarily due to lower income on life insurance policies of approximately $20. The increase in the value of the life insurance policies held as retirement program assets in the first quarter of 2013 was not as significant as the same period last year.  Other expenses aggregating approximately $5 decreased as compared to the same period of 2012.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2013 increased $151, or 13.4%, compared to the same period of 2012 due to higher taxable income.  The Company's effective tax rate was 37.5% for the first quarter of 2013 and 36.8% for the first quarter of 2012.

Rate Matters

See Note 9 to the financial statements.

Effective April 1, 2013, the Company's tariff included a distribution surcharge on revenues of 3.39%.

Acquisitions

See Note 8 to the financial statements.

The Company is also pursuing other water and wastewater acquisitions in and around its service territory to help offset further declines in per capita water consumption.

Capital Expenditures

For the three months ended March 31, 2013, the Company invested $2,442 in construction expenditures for routine items as well as various replacements of aging infrastructure.  In addition, the Company invested $27 in the acquisition of a water system.  The Company was able to fund operating activities, construction expenditures and acquisitions using internally-generated funds, customer advances and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2013 of approximately $11,700 exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water treatment facilities, and various replacements of aging infrastructure.  The Company intends to use primarily cash on hand and internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans, the DSIC and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2013.  The Company believes it will have adequate availability under its lines of credit to meet its anticipated capital needs in 2013.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The cash balance of $4,554 as of March 31, 2013 represents the funds from operations generated internally primarily due to lower cash required for income taxes due to bonus depreciation.  The Company expects the cash balance to decline in 2013 based on higher expected capital expenditures and the buyback of stock under the share repurchase program.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations and buybacks of stock under the share repurchase program for the foreseeable future based on its past experience.

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

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first three months of 2013, the Company generated $4,060 internally from operations as compared to $3,322 in the first three months of 2012.  The collection of receivables and a decrease in interest paid due to the timing of interest payments increased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2013, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2013.  The Company plans to renew its $5,000 line of credit that expires in June 2013 for an additional year, as well as extend the maturity of its $13,000 and $11,000 lines of credit into 2015, under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability by maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2013.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  As of March 31, 2013, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these restrictions.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 45.7% as of March 31, 2013, compared with 46.0% as of December 31, 2012.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio near fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

Deferred Income Taxes and Uncertain Tax Positions
The Company has seen an increase in its deferred income tax liability amounts over the last several years.  This is primarily a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures and as the tax code continues to extend bonus depreciation.  Bonus depreciation is currently expected to expire on January 1, 2014.

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans from lower discount rates.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2013.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 54.3% as of March 31, 2013, compared with 54.0% as of December 31, 2012.  The volume of share repurchases could reduce this percentage.  It is the Company's intent to target a ratio near fifty percent.

Credit Rating
On April 24, 2013, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  For the remainder of 2013, the Company's objectives will be to continue to maximize its funds provided by operations and maintain a strong capital structure.

Environmental Matters

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is approved for service by the Pennsylvania Department of Environmental Protection, or DEP.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through March 31, 2013.  Recent tests have shown the tank is in compliance with safe drinking water standards and the Company has requested permission to place the tank back into service from the DEP.  If the DEP does not approve based on the testing completed, other options will be reviewed, including a project to reline and strengthen the interior of the tank or replace the tank through capital expenditures.

Labor Relations

The current union contract expired on April 30, 2013.  Management and the union leadership have agreed to honor the expired contract and continue to work under its terms.  Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2013.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 5 to the financial statements included herein, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no lease obligations, no guarantees and does not have material transactions involving related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2014), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2014 and carries an interest rate of LIBOR plus 1.25%.  This line of credit has a compensating balance requirement of $500 (see Note 7 to the financial statements included herein).  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2013 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2013.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 7 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.13% during the three months ended March 31, 2013.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 5 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank"), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the Bonds.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Bonds.  The current expiration date of the letter of credit is May 6, 2015.  It is reviewed annually for a potential extension of the expiration date.  The Company's responsibility under this agreement is to reimburse the Bank on a timely basis for interest payments made to the bondholders and for any tendered Bonds that could not be remarketed.  The Company has fourteen months from the time Bonds are tendered to reimburse the Bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the Bank immediately for any tendered Bonds and reclassify a portion of the Bonds as current liabilities.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

Part II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company's purchases of its common stock for the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31, 2013	-	$-	-	-
Feb. 1 – Feb. 28, 2013	-	$-	-	-
Mar. 1 – Mar. 31, 2013	10,639	$18.56	10,639	1,189,361
Total	10,639	$18.56	10,639	1,189,361

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended March 31, 2013.

The Company's loan agreements contain various covenants and restrictions regarding dividends and share repurchases.  As of March 31, 2013, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these restrictions.

The Company will fund repurchases under the share repurchase program with internally generated funds and borrowings under its credit facilities if necessary.

Item 6.	Exhibits
Exhibit No.	Description
3
Amended and Restated Articles of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

3.1	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: May 8, 2013	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: May 8, 2013	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3
Amended and Restated Articles of Incorporation.  Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

3.1	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase