Form 10-Q
period 2013-09-30
YORK WATER CO
filed 2013-11-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,942,843 Shares outstanding as of November 6, 2013

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2013	Dec. 31, 2012

ASSETS
UTILITY PLANT, at original cost	$299,345	$292,483
Plant acquisition adjustments	(2,913)	(2,904)
Accumulated depreciation	(53,775)	(50,040)
Net utility plant	242,657	239,539

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $233 in 2013
and $219 in 2012	769	776

CURRENT ASSETS:
Cash and cash equivalents	6,795	4,012
Accounts receivable, net of reserves of $335 in 2013
and $305 in 2012	3,874	4,038
Unbilled revenues	1,997	2,322
Materials and supplies inventories, at cost	790	728
Prepaid expenses	605	337
Deferred income taxes	229	208
Total current assets	14,290	11,645

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,214	2,291
Notes receivable	315	338
Deferred regulatory assets	23,097	23,835
Restricted cash-compensating balance	-	500
Other assets	3,634	3,566
Total other long-term assets	29,260	30,530

Total Assets	$286,976	$282,490

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2013	Dec. 31, 2012

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$79,602	$79,299
issued and outstanding 12,933,695 shares in 2013
and 12,918,633 shares in 2012
Retained earnings	22,183	20,526
Total common stockholders' equity	101,785	99,825

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,896	84,933

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	48	42
Accounts payable	1,876	1,121
Dividends payable	1,546	1,548
Accrued compensation and benefits	1,069	1,082
Accrued income taxes	592	96
Accrued interest	1,220	1,065
Other accrued expenses	499	520
Total current liabilities	6,850	5,474

DEFERRED CREDITS:
Customers' advances for construction	13,232	12,949
Deferred income taxes	34,616	32,425
Deferred employee benefits	14,824	15,198
Other deferred credits	2,550	3,463
Total deferred credits	65,222	64,035

Contributions in aid of construction	28,223	28,223

Total Stockholders' Equity and Liabilities	$286,976	$282,490

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2013	2012	2013	2012

OPERATING REVENUES:
Residential	$6,823	$6,896	$20,042	$19,558
Commercial and industrial	3,266	3,312	9,248	9,085
Other	823	817	2,428	2,403
	10,912	11,025	31,718	31,046

OPERATING EXPENSES:
Operation and maintenance	1,968	1,922	5,492	5,541
Administrative and general	1,847	1,726	5,620	5,488
Depreciation and amortization	1,437	1,292	4,301	3,855
Taxes other than income taxes	293	304	864	902
	5,545	5,244	16,277	15,786

Operating income	5,367	5,781	15,441	15,260

OTHER INCOME (EXPENSES):
Interest on debt	(1,311)	(1,312)	(3,933)	(3,935)
Allowance for funds used during construction	13	29	58	71
Other income (expenses), net	(50)	(42)	(290)	(278)
	(1,348)	(1,325)	(4,165)	(4,142)

Income before income taxes	4,019	4,456	11,276	11,118

Income taxes	1,484	1,696	4,260	4,213

Net Income	$2,535	$2,760	$7,016	$6,905

Basic Earnings Per Share	$0.19	$0.22	$0.54	$0.54

Cash Dividends Declared Per Share	$0.1383	$0.1336	$0.4149	$0.4008

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2013 and 2012

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2012	12,918,633	$79,299	$20,526	$99,825
Net income	-	-	7,016	7,016
Dividends	-	-	(5,359)	(5,359)
Retirement of common stock	(94,414)	(1,772)	-	(1,772)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	109,476	2,075	-	2,075
Balance, September 30, 2013	12,933,695	$79,602	$22,183	$101,785

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2011	12,791,671	$77,113	$18,152	$95,265
Net income	-	-	6,905	6,905
Dividends	-	-	(5,145)	(5,145)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	94,611	1,634	-	1,634
Balance, September 30, 2012	12,886,282	$78,747	$19,912	$98,659

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months
	Ended September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,016	$6,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,301	3,855
Increase in deferred income taxes	2,049	1,689
Other	172	162
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	260	(469)
Decrease in recoverable income taxes	-	197
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(983)	(760)
Increase (decrease) in accounts payable, accrued compensation and benefits,
accrued expenses, deferred employee benefits, and other deferred credits	201	(198)
Increase in accrued interest and taxes	651	813
Net cash provided by operating activities	13,667	12,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $32 in 2013 and $40 in 2012	(6,595)	(8,785)
Acquisitions of water and wastewater systems	(28)	(463)
Decrease in compensating balance	500	-
Decrease in notes receivable	23	24
Net cash used in investing activities	(6,100)	(9,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	567	565
Repayments of customer advances	(262)	(234)
Repayments of long-term debt	(31)	(32)
Repurchase of common stock	(1,772)	-
Issuance of common stock	2,075	1,634
Dividends paid	(5,361)	(5,184)
Net cash used in financing activities	(4,784)	(3,251)

Net change in cash and cash equivalents	2,783	(281)
Cash and cash equivalents at beginning of period	4,012	4,006
Cash and cash equivalents at end of period	$6,795	$3,725

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,746	$3,416
Income taxes	1,322	1,661

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $997 in 2013 and $1,043 in 2012 for the construction of utility plant.

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

Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	Common Stock and Basic Earnings Per Share
Basic earnings per share for the three months ended September 30, 2013 and 2012 were based on weighted average shares outstanding of 12,911,795 and 12,861,011, respectively.

Basic earnings per share for the nine months ended September 30, 2013 and 2012 were based on weighted average shares outstanding of 12,921,440 and 12,831,653, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended September 30, 2013, the Company repurchased and retired 1,362 shares.  During the nine months ended September 30, 2013, the Company repurchased and retired 94,414 shares.  As of September 30, 2013, 1,105,586 shares remain available for repurchase.

3.	Commitments
In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is approved for service by the Pennsylvania Department of Environmental Protection, or DEP.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through September 30, 2013, none of which were in 2013.  Recent tests have shown the tank is in compliance with safe drinking water standards and the Company has requested permission to place the tank back into service from the DEP.  If the DEP does not approve based on the testing completed, other options will be reviewed, including a project to reline and strengthen the interior of the tank or replace the tank through capital expenditures.

4.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Service cost	$ 297	$ 263	$ 891	$ 788
Interest cost	320	322	960	966
Expected return on plan assets	(411)	(361)	(1,233)	(1,082)
Amortization of actuarial loss	174	161	523	481
Amortization of prior service cost	3	4	8	13
Rate-regulated adjustment	15	9	45	28
Net periodic pension expense	$ 398	$ 398	$ 1,194	$ 1,194

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $1,593 to its pension plans in 2013.  As of September 30, 2013, contributions of $1,593 had been made.  At this time, the Company does not expect to contribute any additional amount during the remainder of 2013.

5.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk. The Company's net payment rate on the swap was 3.08% during the three months ended September 30, 2013 and 3.03% during the nine months ended September 30, 2013.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended September 30, 2013, $92 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the nine months ended September 30, 2013, $273 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a gain of less than $1 for the three months ended September 30, 2013 and a gain of $621 for the nine months ended September 30, 2013.  The Company expects to reclassify $362 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 26, 2013, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2013.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2013, the Company would have been required to pay the counterparty approximately $1,948.

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

Description	September 30, 2013	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,941	$1,941

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2013.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2013.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $7 as of September 30, 2013.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2012 is shown in the table below.

Description	December 31, 2012	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,836	$2,836

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,944 at September 30, 2013, and $84,975 at December 31, 2012, had an estimated fair value of approximately $94,000 and $107,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at September 30, 2013 of $13,232 and $315, respectively.  At December 31, 2012, customers' advances for construction and notes receivable had carrying values of $12,949 and $338, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.	Debt

	As of Sept. 30, 2013	As of Dec. 31, 2012
4.05% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	$ 2,350	$ 2,350
5.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	259	290
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue
Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority
Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,885	14,885
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,944	84,975
Less current maturities	(48)	(42)
Long-term portion	$ 84,896	$ 84,933

The 6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their holding in the bonds.  Current maturities include $5 for bonds that met the special provisions and have been tendered for redemption.  The Company is not obligated to redeem any individual holding exceeding $25, or aggregate holdings exceeding $300 in any annual period.

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
On March 7, 2013, the Company completed the acquisition of the Windy Brae Mobile Home Park water assets of Barkas, Inc. in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on March 11, 2013.  The acquisition resulted in the addition of approximately 135 new water customers with purchase price and acquisition costs of approximately $29, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $45 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

The results have been immaterial to total Company results.

During the third quarter of 2013, the Company received a refund of approximately $1 for expenditures related to a previous acquisition.

9.	Rate Matters
From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 29, 2013 and sought an increase in rates designed to produce additional annual water revenues of $7,116 and additional annual wastewater revenues of $28.  The Company, the Office of Consumer Advocate, the Office of Small Business Advocate and the PPUC's Bureau of Investigation and Enforcement have reached a tentative settlement agreement increasing water rates to produce approximately $4,972 in additional annual revenues, and increasing wastewater rates for the Asbury Pointe subdivision to produce approximately $28 in additional annual revenues.  The settlement agreement is subject to PPUC approval and would be effective on February 28, 2014.

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC provided revenues of $380 for the three months ended September 30, 2013 and $240 for the three months ended September 30, 2012.  The DSIC provided revenue of $1,047 for the nine months ended September 30, 2013 and $258 for the nine months ended September 30, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except per share amounts)
Forward-looking Statements

Certain statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company's business strategy, including, but not limited to:

•	the amount and timing of rate increases and other regulatory matters including the recovery of costs recorded as regulatory assets;
•	expected profitability and results of operations;
•	trends;
•	goals, priorities and plans for, and cost of, growth and expansion;
•	strategic initiatives;
•	availability of water supply;
•	water usage by customers; and
•	ability to pay dividends on common stock and the rate of those dividends.

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make any public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company's credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns two wells which are capable of providing a safe yield of approximately 100,000 gallons per day to supply water to its customers in Carroll Valley, Adams County.  As of September 30, 2013, the Company's average daily availability was 35.0 million gallons, and average daily consumption was approximately 19.5 million gallons.  The Company's service territory had an estimated population of 189,000 as of December 31, 2012.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The Company has agreements with several municipalities to provide sewer billing services.  Starting in 2012, the Company piloted a service line protection program in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  The Company plans to expand its pilot program during the fourth quarter of 2013 and in 2014.

Results of Operations

Three Months Ended September 30, 2013 Compared
With Three Months Ended September 30, 2012

Net income for the third quarter of 2013 was $2,535, a decrease of $225, or 8.2%, from net income of $2,760 for the same period of 2012.  The primary contributing factors to the decrease were higher operating expenses and lower operating revenues which were partially offset by reduced income taxes.

Operating revenues for the three months ended September 30, 2013 decreased $113, or 1.0%, from $11,025 for the three months ended September 30, 2012 to $10,912 for the corresponding 2013 period.  The primary reason for the decrease was a 2.4% reduction in the total per capita volume of water sold.  Industrial per capita consumption increased, but residential and commercial per capita consumption decreased.  The reduced consumption was partially offset by the distribution surcharge allowed by the PPUC and an increase in customers.  The distribution surcharge allows the Company to add a charge to customers' water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The distribution surcharge added $140 to revenues during the third quarter of 2013 as compared to the same period of 2012.  The average number of customers served in the third quarter of 2013 increased as compared to the same period of 2012 by 697 customers, from 63,398 to 64,095 customers, primarily due to acquisitions.

Operating expenses for the third quarter of 2013 increased $301, or 5.7%, from $5,244 for the third quarter of 2012 to $5,545 for the corresponding 2013 period.  The increase was primarily due to higher depreciation expense of approximately $145, increased power expense of $104 due to the Company's participation in additional electric curtailment programs in 2012 not repeated in 2013, and higher health insurance expenses of approximately $83.  Other expenses decreased by a net of $31.

Interest expense on debt for the third quarter of 2013 and the corresponding period of 2012 was $1,311 and $1,312, respectively, with no borrowings under the lines of credit.

Allowance for funds used during construction decreased $16, from $29 in the third quarter of 2012 to $13 in the 2013 period, due to a lower volume of eligible construction.

Other income (expenses), net for the third quarter of 2013 reflects increased expenses of $8 as compared to the same period of 2012.  The net change was primarily due to lower income on life insurance policies of approximately $11 which was offset by reduced employee retirement expenses of approximately $6.  Other expenses aggregating approximately $3 increased as compared to the same period of 2012.

Income taxes for the third quarter of 2013 decreased $212, or 12.5%, compared to the same period of 2012 due to lower taxable income.  The Company's effective tax rate was 36.9% for the third quarter of 2013 and 38.1% for the third quarter of 2012.  The lower effective tax rate was due to finalizing the 2012 tax provision.

Nine Months Ended September 30, 2013 Compared
With Nine Months Ended September 30, 2012

Net income for the first nine months of 2013 was $7,016, an increase of $111, or 1.6%, from net income of $6,905 for the same period of 2012.  The primary contributing factor to the increase was higher operating revenues which were partially offset by higher depreciation expense.

Operating revenues for the nine months ended September 30, 2013 increased $672, or 2.2%, from $31,046 for the nine months ended September 30, 2012 to $31,718 for the corresponding 2013 period.  The primary reasons for the increase were the distribution surcharge, the addition of wastewater revenues and an increase in water customers.  The distribution surcharge added $789 to revenues and wastewater revenues added $63 during the first nine months of 2013 as compared to the same period of 2012.  The average number of water customers served in the first nine months of 2013 increased as compared to the same period of 2012 by 669 customers, from 63,062 to 63,731 customers, primarily due to acquisitions.  The increase in revenues was partially offset by reduced per capita consumption of 1.4% for the first nine months of 2013 compared to the corresponding 2012 period.  Industrial per capita consumption increased, but commercial and residential per capita consumption decreased.  For the remainder of the year, the Company expects revenues to remain consistent with the first nine months as an increase in the distribution surcharge to 4.11% should offset declines in consumption.  Regulatory actions and weather patterns could impact results, although weather is typically not a significant factor during the fourth quarter.

Operating expenses for the first nine months of 2013 increased $491, or 3.1%, from $15,786 for the first nine months of 2012 to $16,277 for the corresponding 2013 period.  The increase was primarily due to higher depreciation expense of approximately $446, increased power expense of $104 due to the Company's participation in additional electric curtailment programs last year not repeated this year and higher health insurance expenses of $102.  Also adding to the increase were higher wastewater systems expense of $51 and increased billing and collection expenses of $46.  The increase was partially offset by the absence of $82 in rate case expense, lower capital stock taxes of $56, reduced distribution system monitoring expenses of $42 and lower power supply costs of $42.  Other expenses decreased by a net of $36.  For the remainder of the year, depreciation expense is expected to continue to rise due to investment in utility plant and other operating expenses are expected to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise.

Interest expense on debt for the first nine months of 2013 and the corresponding period of 2012 was $3,933 and $3,935, respectively, with no borrowings under the lines of credit.  For the remainder of the year, interest expense is expected to remain consistent with 2012.

Allowance for funds used during construction decreased $13, from $71 in the first nine months of 2012 to $58 in the 2013 period, due to a lower volume of eligible construction.  For the remainder of the year, allowance for funds used during construction is expected to remain consistent with the first nine months.

Other income (expenses), net for the first nine months of 2013 reflects increased expenses of $12 as compared to the same period of 2012.  The net change was primarily due to lower income on life insurance policies of approximately $28 which was offset by reduced employee retirement expenses of approximately $26.  Other expenses aggregating approximately $10 increased as compared to the same period of 2012.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first nine months of 2013 increased $47, or 1.1%, compared to the same period of 2012 due to higher taxable income.  The Company's effective tax rate was 37.8% for the first nine months of 2013 and 37.9% for the first nine months of 2012.

Rate Matters

See Note 9 to the financial statements.

Effective October 1, 2013, the Company's tariff included a distribution surcharge on revenues of 4.11%.

Acquisitions

See Note 8 to the financial statements.

On June 20, 2013, the Company signed an agreement to purchase the wastewater assets of the East Prospect Borough Authority in York County, Pennsylvania.  Closing of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2014 at which time the Company will add approximately 400 wastewater customers.

On October 8, 2013, the Company signed its second wastewater agreement of 2013, to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2014 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

The two new agreements signed in 2013 more than triple the size of the Company's wastewater business.  These acquisitions are expected to be immaterial to total Company results.

The Company is also pursuing other water and wastewater acquisitions in and around its service territory to help offset further declines in per capita water consumption and to grow its business.

Capital Expenditures

For the nine months ended September 30, 2013, the Company invested $6,595 in construction expenditures for routine items as well as various replacements of aging infrastructure.  In addition, the Company invested $28 in the acquisition of a water system.  The Company was able to fund construction expenditures and acquisitions using internally-generated funds, customer advances and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2013 of approximately $3,300 exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water treatment facilities, and various replacements and improvements to infrastructure.  The Company intends to use primarily cash on hand and internally-generated funds for its anticipated construction and fund the remainder through proceeds from its stock purchase plans, the DSIC and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2013.  The Company believes it will have adequate availability under its lines of credit and cash on hand to meet its anticipated capital needs in 2014.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company has accumulated a cash balance of $6,795 as of September 30, 2013 through higher funds from operations primarily due to lower cash required for income taxes as a result of bonus depreciation.  In addition, less cash was needed as a result of lower than expected capital expenditures.  The Company expects the cash balance to decline in 2014 based on higher expected capital expenditures, the potential buyback of stock under the share repurchase program and higher income tax payments due to the anticipated expiration of bonus depreciation provisions.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock under the share repurchase program for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  The Company has seen an improvement in the timeliness of payments by its customers resulting in a decrease in accounts receivable despite an increase in revenues.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first nine months of 2013, the Company generated $13,667 internally from operations as compared to $12,194 in the first nine months of 2012.  Higher operating revenues from the collection of the distribution surcharge, increased depreciation and deferred income taxes, which are non-cash expenses, and lower income taxes paid partially offset by higher interest paid due to the timing of the interest payments increased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2013, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2013.  In May 2013, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2015. One renewal eliminated the requirement to maintain a demand deposit account with an average monthly balance of $500.  In May 2013, the Company renewed its $5,000 committed line of credit and extended the maturity date to June 2014.

The Company has taken steps to manage the risk of reduced credit availability by maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2013 and 2014.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  As of September 30, 2013, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these restrictions.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 45.5% as of September 30, 2013, compared with 46.0% as of December 31, 2012.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans from lower discount rates.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2013.

The Company is currently evaluating the Internal Revenue Service regulations that may allow an alternative method for determining how capital expenditures can be treated for federal tax purposes, allowing certain expenditures that were historically considered as capital for tax purposes to now be eligible to be deducted on federal tax returns as expenses, and a catch up repair tax deduction on a future federal tax return.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 54.5% as of September 30, 2013, compared with 54.0% as of December 31, 2012.  The volume of share repurchases could reduce this percentage.  It is the Company's intent to target a ratio between fifty and fifty-five percent.

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

Environmental Matters

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is approved for service by the Pennsylvania Department of Environmental Protection, or DEP.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through September 30, 2013, none of which were in 2013.  Recent tests have shown the tank is in compliance with safe drinking water standards and the Company has requested permission to place the tank back into service from the DEP.  If the DEP does not approve based on the testing completed, other options will be reviewed, including a project to reline and strengthen the interior of the tank or replace the tank through capital expenditures.

Labor Relations

The current union contract expired on April 30, 2013.  Management and the union leadership have agreed to honor the expired contract and continue to work under its terms.  Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2013.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2015), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2015 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2014 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2013.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 7 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.10% during the three months ended September 30, 2013 and 0.14% during the nine months ended September 30, 2013.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 5 to the financial statements included herein for additional information regarding the interest rate swap.

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

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended September 30, 2013.

The following table summarizes the Company's purchases of its common stock for the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31, 2013	1,362	$19.02	1,362	1,105,586
Aug. 1 – Aug. 31, 2013	-	$-	-	1,105,586
Sep. 1 – Sep. 30, 2013	-	$-	-	1,105,586
Total	1,362	$19.02	1,362	1,105,586

The Company's loan agreements contain various covenants and restrictions regarding dividends and share repurchases.  As of September 30, 2013, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these restrictions.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: November 8, 2013	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: November 8, 2013	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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