Form 10-K
period 2013-12-31
YORK WATER CO
filed 2014-03-11
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2013 was $245,469,828.
As of March 10, 2014 there were 12,997,632 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2014 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company's business strategy; statements including, but not limited to:

•	the amount and timing of rate increases and other regulatory matters including the recovery of costs recorded as regulatory assets;
•	expected profitability and results of operations;
•	trends;
•	goals, priorities and plans for, and cost of, growth and expansion;
•	strategic initiatives;
•	availability of water supply;
•	water usage by customers; and
•	the ability to pay dividends on common stock and the rate of those dividends.

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

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also operated a single wastewater collection and treatment system in 2013.  A second wastewater collection and treatment system was acquired in February 2014.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and eight municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns two wells which are capable of providing a safe yield of approximately 100,000 gallons per day to supply water to its customers in Carroll Valley, Adams County.  As of December 31, 2013, the Company's average daily availability was 35.0 million gallons, and average daily consumption was approximately 19.1 million gallons.  The Company's service territory had an estimated population of 190,000 as of December 31, 2013.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The Company has agreements with several municipalities to provide sewer billing services.  In 2012, the Company began a service line protection program on a targeted basis in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  The Company plans to expand its program in 2014.

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

Water and Wastewater Quality and Environmental Regulations

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

Under the requirements of the Pennsylvania Safe Drinking Water Act, or SDWA, the Pennsylvania Department of Environmental Protection, or DEP, monitors the quality of the finished water supplied to customers.  The DEP requires the Company to submit weekly reports showing the results of daily bacteriological and other chemical and physical analyses. As part of this requirement, the Company conducts over 77,000 laboratory tests annually.  Management believes that the Company complies with the standards established by the agency under the SDWA.  The DEP also assists the Company by preventing and eliminating pollution by regulating discharges into the Company's watershed area.

The federal Groundwater Rule became effective December 1, 2009 with implementation for community water supplies serving between 100 and 500 customers before April 1, 2012.  This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection.  The Company holds a public water supply permit issued by the DEP, which establishes the groundwater source operating conditions for its two wells, including demonstrated 4-log treatment of viruses.  Concurrent with the acquisition of the Carroll Valley Water System in 2012, the Company made certain modifications in order to demonstrate 4-log treatment of viruses.  With these modifications and its water supply permit, the Company is compliant with the federal Groundwater Rule.

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

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company's impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company's dams annually.  The DEP most recently inspected the Company's dams in July 2013 and noted no significant violations.

Since 1980, the DEP has required any new dam to have a spillway that is capable of passing the design flood without overtopping the dam.  The design flood is either the Probable Maximum Flood, or PMF, or some fraction of it, depending on the size and location of the dam.  PMF is very conservative and is calculated using the most severe combination of meteorological and hydrologic conditions reasonably possible in the watershed area of a dam.

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP's recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with the DEP in September 2006 to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to begin armoring one of the dams between 2016 and 2017.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5 million.

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

Growth

During the five year period ended December 31, 2013, the Company maintained growth in the number of customers and distribution facilities.

The following table sets forth certain of the Company's summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Revenues
Residential	$26,796	$26,114	$25,693	$24,478	$23,299
Commercial and industrial	12,299	12,114	11,820	11,440	10,734
Other	3,288	3,219	3,116	3,087	3,010
Total	$42,383	$41,447	$40,629	$39,005	$37,043

Average daily water consumption (gallons per day)	19,094,000	18,553,000	18,465,000	18,875,000	18,233,000

Miles of water mains at year-end	945	940	929	925	922

Additional water distribution mains installed/acquired (ft.)	28,051	59,653	17,212	19,886	200,439

Wastewater collection mains acquired (ft.)	-	14,820	-	-	-

Number of customers at year-end	64,118	63,779	62,738	62,505	62,186

Population served at year-end	190,000	189,000	187,000	182,000	180,000

Executive Officers of the Registrant

The Company presently has 105 full time employees including the officers detailed in the information set forth under the caption "Executive Officers of the Company" of the 2014 Proxy Statement incorporated herein by reference.

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

We are also subject to water allocation regulations that control the amount of water that we can draw from water sources. The SRBC and the DEP regulate the amount of water withdrawn from streams in the watershed for water supply purposes to assure that sufficient quantities are available to meet our needs and the needs of other regulated users.  In addition, government drought restrictions could cause the SRBC or the DEP to temporarily reduce the amount of our allocations.  If new or more restrictive water allocation regulations are implemented or our allocations are reduced due to weather conditions, it may have an adverse effect on our ability to supply the demands of our customers, and in turn, on our revenues and results of operations.

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

General economic conditions may affect our financial condition and results of operations.

A general economic downturn may lead to a number of impacts on our business that may affect our financial condition and results of operations.  Such impacts may include: a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest; a decline in usage by industrial and commercial customers as a result of decreased business activity; an increased incidence of customers' inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense and reduced cash flow; a lower customer growth rate due to a decline in new housing starts; and a decline in the number of active customers due to housing vacancies or abandonments.  A deterioration in general economic conditions may also lead to an investment market downturn, which may result in our pension plans' asset market values suffering a decline and significant volatility.  A decline in our pension plans' asset market values could increase our required cash contributions to these plans and pension expense in subsequent years.

The current concentration of our business in central and southern Pennsylvania makes us particularly susceptible to adverse developments in local economic and demographic conditions.

Our service territory presently includes 39 municipalities within York County, Pennsylvania and eight municipalities within Adams County, Pennsylvania.  Our revenues and operating results are therefore especially subject to local economic and demographic conditions in the area.  A change in any of these conditions could make it more costly or difficult for us to conduct our business.  In addition, any such change would have a disproportionate effect on us, compared to water and wastewater utility companies that do not have such a geographic concentration.

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

Work stoppages and other labor relations matters could adversely affect our operating results.

Approximately one-third of our workforce is unionized under a contract with a labor union.  In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult.  We are subject to a risk of work stoppages and other labor actions as we negotiate with the union to address these issues, which could affect our business, financial condition, and results of operations.  Although we believe we have a good relationship with our union workforce and have a strike contingency plan, we cannot be assured that issues with our labor force will be resolved favorably to us in the future or that we will not experience work stoppages.

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

The holders of the $12,000,000 variable rate Pennsylvania Economic Development Financing Authority (PEDFA) Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the Indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank") dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The letter of credit expires May 6, 2015 and is reviewed annually for a possible one-year extension.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  If the Bank is unable to meet its obligations, the Company would be required to buy any bonds which had been tendered.

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

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons of water per day.  As of December 31, 2013, the Company's present average daily availability was 35.0 million gallons, and daily consumption was approximately 19.1 million gallons.

The Company also owns two wells which are used to supply water to its customers in Carroll Valley, Adams County, Pennsylvania.  The wells are capable of providing a safe yield of approximately 100,000 gallons per day with a current average daily consumption of 12,000 gallons per day.

Pumping Stations

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about four miles downstream from the Company's lower impounding dam.  The pumping station presently houses pumping equipment consisting of three electrically driven centrifugal pumps and two diesel-engine driven centrifugal pumps with a combined pumping capacity of 68.0 million gallons per day.  The pumping capacity is more than double peak requirements and is designed to provide an ample safety margin in the event of pump or power failure.  A large diesel backup generator is installed to provide power to the pumps in the event of an emergency. The untreated water is pumped approximately two miles to the filtration plant through pipes owned by the Company.

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

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2013 of approximately 19.1 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant, and in 2007, began upgrading the facility to increase capacity for future growth.  The current phase of the upgrade, replacement of the filter media, began in 2013 and is expected to continue over the next several years.

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

The Company's two wastewater treatment facilities are located in East Manchester and Lower Windsor Townships.  The two wastewater treatment plants are each small, packaged, extended aeration activated sludge facilities with a combined average daily flow capacity of 167,000 gallons.  With a projected maximum daily demand of 77,000 gallons, the plants' flow paths offer both capacity and redundancy for high flow events and potential growth.

Distribution and Collection

The distribution system of the Company has approximately 945 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 29 booster stations and 31 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide emergency power in the event of an electric utility interruption.

The two wastewater collection systems of the Company have a combined approximate 38,270 feet of 6 inch and 8 inch gravity collection mains and 4,800 feet of 6" pressure force main along with 3 sewage pumping stations each rated at 80 gallons per minute.

Other Properties

The Company's distribution center and material and supplies warehouse are located in Springettsbury Township, and are composed of three one-story concrete block buildings aggregating 30,680 square feet.

The administrative and executive offices of the Company are located in one three-story and one two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, in the City of York, Pennsylvania.

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

Market for Common Stock and Dividends

The common stock of The York Water Company is traded on the NASDAQ Global Select Market (Symbol "YORW").  Quarterly price ranges and cash dividends per share for the last two years follow:

	2013			2012
	High	Low	Dividend*	High	Low	Dividend*
1st Quarter	$19.24	$17.62	$0.1383	$18.43	$17.00	$0.1336
2nd Quarter	19.64	17.86	0.1383	17.89	16.94	0.1336
3rd Quarter	21.99	18.92	0.1383	18.49	17.51	0.1336
4th Quarter	22.00	19.70	0.1431	18.49	16.75	0.1383

*Cash dividends per share reflect dividends declared at each dividend date.

Prices listed in the above table are sales prices as listed on the NASDAQ Global Select Market.  Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2013 numbered approximately 2,023.

Dividend Policy

Dividends on the Company's common stock are declared by the Board of Directors and are normally paid in January, April, July and October.  Dividends are paid based on shares outstanding as of the stated record date, which is ordinarily the last day of the calendar month immediately preceding the dividend payment.

The dividend paid on the Company's common stock on January 15, 2014 was the 572nd consecutive dividend paid by the Company.  The Company has paid consecutive dividends for its entire history, since 1816.  The policy of the Company's Board of Directors is currently to pay cash dividends on a quarterly basis.  The dividend rate has been increased annually for seventeen consecutive years.  The Company's Board of Directors declared dividend number 573 in the amount of $0.1431 per share at its January 2014 meeting.  The dividend is payable on April 15, 2014 to shareholders of record as of February 28, 2014.  Future cash dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2013.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2008 through 2013, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S&P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, American Water, Aqua America, Artesian Resources, California Water Service, Connecticut Water, Middlesex Water and San Jose Water.  American Water was added to the peer group in 2013 as it completed its fifth year as a publicly traded water utility.  The line graph shows the peer group as it existed in 2012 and in 2013 for comparison purposes.

Item 6.	Selected Financial Data.

(All dollar amounts are stated in thousands of dollars.)

	Summary of Operations
For the Year	2013	2012	2011	2010	2009

Operating revenues	$42,383	$41,447	$40,629	$39,005	$37,043
Operating expenses	21,622	20,874	20,754	19,238	19,655
Operating income	20,761	20,573	19,875	19,767	17,388
Interest expense	5,162	5,144	5,155	4,795	4,780
Other income (expenses), net	(133)	(520)	(677)	(465)	(517)
Income before income taxes	15,466	14,909	14,043	14,507	12,091
Income taxes	5,812	5,606	4,959	5,578	4,579
Net income	$9,654	$9,303	$9,084	$8,929	$7,512

Per Share of Common Stock
Book value	$7.98	$7.73	$7.45	$7.19	$6.92
Basic earnings per share	0.75	0.72	0.71	0.71	0.64
Cash dividends declared per share	0.5580	0.5391	0.5266	0.5150	0.5060
Weighted average number of shares outstanding during the year	12,928,040	12,847,160	12,734,420	12,626,660	11,695,155

Utility Plant
Original cost, net of acquisition adjustments	$298,670	$289,579	$278,344	$269,856	$259,839
Construction expenditures	9,852	11,543	9,472	10,541	12,535

Other
Total assets	$282,529	$282,490	$274,219	$259,931	$248,837
Long-term debt including current portion	84,928	84,975	85,017	85,173	77,568

For Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to Item 7 of this Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also operates two wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse affect on revenues.  Market conditions and the economy in general continue to recover very slowly from the recession.  As a result, there was very little organic growth in the customer base and existing customers reduced their water usage. In 2013, total water usage per customer declined by 1.5% compared to 2012, due to an above average amount of rainfall and conservation efforts by customers.

The Company increased revenues in 2013 compared to 2012 due to the collection of the distribution system improvement charge (DSIC) and growth in the customer base through acquisitions.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2013, operating revenue was derived from the following sources and in the following percentages:  residential, 63%; commercial and industrial, 29%; and other, 8% which is primarily from the provision for fire service.  The customer mix helps to reduce volatility in consumption.

The Company seeks to grow revenues by increasing the volume of water sold through increases in the number of customers served and the timely filing for rate increases.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as through contractual services and bulk water supply.  The Company's wastewater business provides additional opportunities to expand.

The Company has entered into agreements with several municipalities to provide sewer billing services.  In 2012, the Company began a service line protection program as a pilot program.  Opportunities to expand both initiatives are being pursued to further diversify the business.

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

The Company's performance in 2013 was strong under the above measures.  Increased rates from the collection of the DSIC and increases in the number of customers mostly as a result of acquisitions resulted in higher revenue and offset the higher operating expenses and income taxes recorded in 2013.  The overall effect was an increase in net income in 2013 over 2012 of 3.8% and a return on year end common equity of 9.3%, which was consistent with 2012.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company's ratio averaged 21.5%.  In 2013, the ratio was higher than the average at 22.8% due to the higher net income resulting from higher revenue and controlled expenses.  Management is confident that its ratio will again exceed that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

Results of Operations

2013 Compared with 2012

Net income for 2013 was $9,654, an increase of $351, or 3.8%, from net income of $9,303 for 2012.  The primary contributing factors to the increase in net income were higher operating revenues and lower employee retirement expense which were partially offset by higher depreciation.

Operating revenues for the year increased $936, or 2.3%, from $41,447 for 2012 to $42,383 for 2013.  The primary reasons for the increase were the distribution surcharge, the addition of wastewater revenues and an increase in water customers.  The distribution surcharge added $862 to revenues and wastewater revenues added $62 during 2013 as compared to 2012.  The average number of water customers served in 2013 increased as compared to 2012 by 598 customers, from 63,176 to 63,774 customers, primarily due to acquisitions.  The increase in revenues was partially offset by reduced per capita consumption of 1.5% for 2013 compared to 2012.  Industrial per capita consumption increased, but residential and commercial per capita consumption decreased.  The Company expects revenues for 2014 to increase due to an increase in rates effective February 28, 2014, and an increase in the number of water and wastewater customers due to recently announced acquisitions.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the year increased $748, or 3.6%, from $20,874 for 2012 to $21,622 for 2013.  The increase was primarily due to higher depreciation expense of approximately $574 and increased power expense of $201 due to the Company's participation in electric curtailment programs in 2013 not repeated in 2012.  Also adding to the increase were higher health insurance expenses of $69, increased wastewater systems expense of $55 and higher payment processing fees of $52.  The increase was partially offset by the absence of $82 in rate case expense, lower capital stock taxes of $75 and lower power supply costs of $52.  Other expenses increased by a net of $6.  The Company expects depreciation expense to continue to rise in 2014 due to investment in utility plant, and other operating expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.

Interest expense on debt for 2013 decreased $5, or 0.1%, from $5,249 for 2012 to $5,244 for 2013.  The decrease was primarily due to lower long-term debt outstanding and lower variable interest rates.  During 2013 and 2012, there were no borrowings under the lines of credit.  Interest expense for 2014 is expected to remain consistent with 2013 or decrease if bonds that are eligible to be called are refinanced at lower rates.

Allowance for funds used during construction decreased $23, from $105 for 2012 to $82 in 2013, due to a lower volume of eligible construction.  Allowance for funds used during construction is expected to show a modest increase in 2014 based on a projected increase in the amount of construction expenditures.

Other income (expenses), net for 2013 reflects decreased expenses of $387 as compared to the same period of 2012.  The net change was primarily due to lower employee retirement expense of approximately $434 due to an increase in the discount rate and higher income on life insurance policies of approximately $15.  Other non-operating expenses and contributions aggregating approximately $62 increased as compared to the same period of 2012.  In 2014, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2013 increased $206, or 3.7%, compared to 2012 due to higher taxable income.  The Company's effective tax rate was 37.6% for both 2012 and 2013.  The Company expects the effective tax rate to decrease in 2014 due to the required implementation of the Internal Revenue Service, or IRS, tangible property regulations.  See the Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.

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

Effective January 1, 2014, the Company's tariff included a distribution surcharge on revenues of 4.87%.  The surcharge reset to zero when the new base rates took effect on February 28, 2014.

Acquisitions

See Note 2 to the Company's financial statements included herein for a discussion of completed acquisitions included in financial results.

On February 7, 2014, the Company completed the acquisition of the wastewater facilities of the East Prospect Borough Authority in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities and serving approximately 400 wastewater customers on February 8, 2014.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second quarter of 2014 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

On January 6, 2014, the Company signed an agreement to purchase the water assets of Forest Lakes Water Association in York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 70 new customers through an interconnection with its current distribution system in the second quarter of 2014.

On January 10, 2014, the Company signed an agreement to purchase the Lincoln Estates Mobile Home Park water assets of Rupa, Inc. and Lincoln Development Co. in Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 200 new customers as a satellite system in the second quarter of 2014.

The two new wastewater agreements signed in 2013 more than triple the size of the Company's wastewater business.  In total, these acquisitions are expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset further declines in per capita water consumption.

Capital Expenditures

During 2013, the Company invested $9,852 in construction expenditures for routine items and upgrades to its water treatment facilities as well as various replacements of aging infrastructure.  The Company replaced and relined over 41,000 feet of main in 2013.  In addition, the Company invested $28 in the acquisition of a water system during 2013.  The Company was able to fund construction expenditures and acquisitions using cash on hand, internally-generated funds, customer advances and proceeds from its stock purchase plans.  See Note 5 to the Company's financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2014 and 2015 of approximately $12,500 and $16,900, respectively, exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated 2014 and 2015 expenditures will be for additional main extensions, further upgrades to water and wastewater treatment facilities, an additional pumping station, and various replacements of aging infrastructure.  The Company intends to use primarily cash on hand and internally-generated funds for its anticipated 2014 and 2015 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company's financial statements included herein).  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2014 and 2015.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary during 2014, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  The Company has accumulated a cash balance of $7,565 as of December 31, 2013 through higher funds from operations primarily due to lower cash required for income taxes as a result of bonus depreciation.  In addition, less cash was needed as a result of lower than expected capital expenditures.  The Company expects the cash balance to decline in 2014 based on higher expected capital expenditures, the potential buyback of stock under the share repurchase program offset by lower income tax payments from implementation of the IRS tangible property regulations.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock under the share repurchase program for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  The Company has seen an improvement in the timeliness of payments by its customers resulting in a decrease in accounts receivable despite an increase in revenues.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.  The Company made a one-time adjustment during the second quarter of 2011 to the allowance and corresponding provision for doubtful accounts for inactive accounts that were written off during the second half of 2011.  The amount of the adjustment was not considered material to the financial statements.  No further adjustments were required in 2012 or 2013 or are expected in 2014.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In 2013, the Company generated $18,438 internally as compared to $16,422 in 2012 and $17,474 in 2011.  Higher operating revenues from the collection of the distribution surcharge, increased depreciation, which is a non-cash expense, and lower income taxes paid in 2013 increased cash flow from operating activities.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2013, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2013.  The Company plans to renew a $5,000 line of credit that expires in June 2014 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability such as maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2014.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's financial statements included herein for additional information regarding these restrictions.

The Pennsylvania Economic Development Financing Authority, or PEDFA, Series 2008B bonds are currently callable.  The Company may refinance these bonds to take advantage of lower interest rates before maturity.  The PEDFA Series 2004A bonds become callable on April 1, 2014.  The Company will look to refinance these bonds at the best possible rates on or before April 2016.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 45.1% as of December 31, 2013, compared with 46.0% as of December 31, 2012.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 4 to the Company's financial statements included herein for the details of its long-term debt outstanding as of December 31, 2013.

Deferred Income Taxes and Uncertain Tax Positions
The Company has seen an increase in its deferred income tax liability amounts over the last several years.  This is primarily a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  Despite the expiration of bonus depreciation, the Company expects this trend to continue as it makes significant investments in capital expenditures.

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans although the balance declined in 2013 due to an increase in the discount rate.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2013.

The Company is currently evaluating the impact of the IRS regulations that allow an alternative method for determining how capital expenditures can be treated for federal tax purposes, allowing certain expenditures that were historically considered as capital for tax purposes to now be eligible to be deducted on federal tax returns as expenses.  In addition, a catch up repair tax deduction, retroactive for a number of prior years is permitted to be deducted on its 2014 federal tax return.  Under the accounting standards regarding rate-regulated activities, this change may lower the effective tax rate of the Company which would lower income tax expense and increase net income.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 54.9% as of December 31, 2013, compared with 54.0% as of December 31, 2012.  The volume of share repurchases could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-five percent.

Credit Rating
On April 24, 2013, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2014, the Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure.

Dividends

During 2013, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 74.7% and 38.8%, respectively.  During 2012, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 74.5% and 41.8%, respectively.  During the fourth quarter of 2013, the Board of Directors increased the dividend by 3.5% from $0.1383 per share to $0.1431 per share per quarter.  This was the seventeenth consecutive annual dividend increase and the 198th consecutive year of paying dividends.

The Company's Board of Directors declared a dividend in the amount of $0.1431 per share at its January 2014 meeting.  The dividend is payable on April 15, 2014 to shareholders of record as of February 28, 2014.  While the Company expects to maintain this dividend amount in 2014, future dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

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

Contractual Obligations

The following summarizes the Company's contractual obligations by period as of December 31, 2013:

	Payments due by period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Long-term debt obligations (a)	$84,928	$43	$19,387	$88	$65,410

Interest on long-term debt (b)	69,974	4,862	9,467	9,036	46,609

Purchase obligations (c)	1,769	1,769	-	-	-

Defined benefit obligations (d)	6,782	2,182	4,600	-	-

Deferred employee benefits (e)	4,987	255	511	469	3,752

Other deferred credits (f)	1,837	362	616	325	534
Total	$170,277	$9,473	$34,581	$9,918	$116,305

(a)
Represents debt maturities including current maturities.  Included in the table is a potential payment of $12,000 in Year 2 on the variable rate bonds which would only be due if the bonds were unable to be remarketed.  There is currently no such indication of this happening.

(b)
Excludes interest on the $12,000 variable rate debt as these payments cannot be reasonably estimated.  The interest rate on this issue is reset weekly by the remarketing agent based on then current market conditions.

(c)	Represents an approximation of open purchase orders at year end.
(d)
Represents contributions expected to be made to qualified defined benefit plans.  The contribution may increase if the minimum required contribution as calculated under Employee Retirement Income Security Act (ERISA) standards is higher than this amount.  The contribution is also dependent upon the amount recovered in rates charged to customers.  The amount of required contributions in year 4 and thereafter is not currently determinable.

(e)	Represents the obligations under the Company's Supplemental Retirement and Deferred Compensation Plans for executives.
(f)	Represents the estimated settlement payments to be made under the Company's interest rate swap contract.

In addition to these obligations, the Company makes refunds on Customers' Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  The refund amounts are not included in the above table because the timing cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2024 and amounts not paid by the contract expiration dates become non-refundable and are transferred to Contributions in Aid of Construction.

See Note 9 to the Company's financial statements included herein for a discussion of its commitments.

Environmental Matters

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is confirmed that it is approved for service by the DEP.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through December 31, 2013, none of which were in 2013.  Recent tests have shown the tank is in compliance with safe drinking water standards and the Company has requested permission to place the tank back into service from the DEP.  If the DEP does not approve based on the testing completed, other options will be reviewed, including a project to reline and strengthen the interior of the tank through capital expenditures.

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

Regulatory Assets and Liabilities
Generally accepted accounting principles define accounting standards for companies whose rates are established by or are subject to approval by an independent third-party regulator.  In accordance with the accounting standards, the Company defers costs and credits on its balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred.  These deferred amounts are then recognized in the statement of income in the period in which they are reflected in customer rates.  If the Company later finds that these assets and liabilities cannot be included in rate-making, they are adjusted appropriately.  See Note 1 for additional details regarding regulatory assets and liabilities.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company's pension actuary.  The Company selected its December 31, 2013 and 2012 discount rates based on the Citigroup Pension Liability Index.  This index uses the Citigroup spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company's future pension obligations were determined using a discount rate of 4.65% at December 31, 2013 and 3.75% at December 31, 2012.

Choosing a higher discount rate normally decreases the amount of pension expense and the corresponding liability.  In the case of the Company, an increase in the discount rate would reduce its liability, but would not have an impact on its pension expense.  The PPUC, in a previous rate settlement, agreed to grant recovery of the Company's contribution to the pension plans in customer rates.  As a result, under the accounting standards regarding rate-regulated activities, expense in excess of the Company's pension plan contribution can be deferred as a regulatory asset and expensed as contributions are made to the plans and are recovered in customer rates.  Therefore, changes in the discount rate affect regulatory assets rather than pension expense.

The Company's estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, 0% to 20% alternatives and 0% to 10% cash reserves.  The Company used 7% as its estimate of expected return on assets in both 2013 and 2012.  If the Company were to reduce the expected return, its liability would increase, but its expense would again remain unchanged because the expense is equal to the Company's contribution to the plans.  The additional expense would instead be recorded as an increase to regulatory assets.

Lower discount rates and underperformance of assets could cause future required contributions and expense to increase substantially.  If this were to happen, the Company would have to consider changes to its pension plan benefits and possibly request additional recovery of expenses through increased rates charged to customers.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  As of February 2014, the Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2015), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2015 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2014 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2013.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 4 to the financial statements included herein and a variable rate PEDFA loan agreement described below.

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

	Expected Maturity Date
Liabilities	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$43	$43	$7,344	$44	$44	$65,410	$72,928	$82,000
Average interest rate	1.00%	1.00%	4.67%	1.00%	1.00%	6.91%	6.67%

Variable Rate	-	$12,000	-	-	-	-	$12,000	$12,000
Average interest rate	0.09%	0.09%	-	-	-	-	0.09%

	Expected Maturity Date
Interest Rate Derivatives	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$1,641
Variable to Fixed *	$362	$341	$275	$189	$136	$534	$1,837
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.13%	0.32%	0.87%	1.58%	2.05%	2.75%	2.19%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan potentially due in 2015, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of the date of this report, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  The interest rate of 0.09% on the $12,000 variable rate loan represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2013.  This rate is used for 2014 and 2015, but it may not be indicative of the actual rate.

Other than the interest rate swap, the Company has no other derivative instruments used for any purpose, no additional financial instruments with significant credit risk, and no material exposure to currency or commodity risk.

Item 8.	Financial Statements and Supplementary Data.

THE YORK WATER COMPANY

Board of Directors and Stockholders of
The York Water Company

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2013 and 2012, and the related statements of income, common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The York Water Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion.

/s/ParenteBeard LLC
York, Pennsylvania
 March 11, 2014

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2013	Dec. 31, 2012

ASSETS
UTILITY PLANT, at original cost	$301,570	$292,483
Plant acquisition adjustments	(2,900)	(2,904)
Accumulated depreciation	(54,433)	(50,040)
Net utility plant	244,237	239,539

OTHER PHYSICAL PROPERTY:
Net of accumulated depreciation of $240 in 2013
and $219 in 2012	763	776

CURRENT ASSETS:
Cash and cash equivalents	7,565	4,012
Restricted cash	95	-
Accounts receivable, net of reserves of $320 in 2013
and $305 in 2012	3,772	4,038
Unbilled revenues	2,286	2,322
Materials and supplies inventories, at cost	722	728
Prepaid expenses	573	337
Deferred income taxes	219	208
Total current assets	15,232	11,645

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,187	2,291
Notes receivable	306	338
Deferred regulatory assets	16,123	23,835
Restricted cash-compensating balance	-	500
Other assets	3,681	3,566
Total other long-term assets	22,297	30,530

Total Assets	$282,529	$282,490

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2013	Dec. 31, 2012

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares,	$80,545	$79,299
issued and outstanding 12,979,281 shares in 2013
and 12,918,633 shares in 2012
Retained earnings	22,966	20,526
Total common stockholders' equity	103,511	99,825

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,885	84,933

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	43	42
Accounts payable	1,758	1,121
Dividends payable	1,606	1,548
Accrued compensation and benefits	1,125	1,082
Accrued income taxes	1,724	96
Accrued interest	1,064	1,065
Other accrued expenses	523	520
Total current liabilities	7,843	5,474

DEFERRED CREDITS:
Customers' advances for construction	11,636	12,949
Deferred income taxes	34,594	32,425
Deferred employee benefits	7,903	15,198
Other deferred credits	2,231	3,463
Total deferred credits	56,364	64,035

Contributions in aid of construction	29,926	28,223

Total Stockholders' Equity and Liabilities	$282,529	$282,490

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2013	2012	2011

OPERATING REVENUES:
Residential	$26,796	$26,114	$25,693
Commercial and industrial	12,299	12,114	11,820
Other	3,288	3,219	3,116
	42,383	41,447	40,629

OPERATING EXPENSES:
Operation and maintenance	7,350	7,221	7,333
Administrative and general	7,406	7,303	7,309
Depreciation and amortization	5,744	5,170	4,905
Taxes other than income taxes	1,122	1,180	1,207
	21,622	20,874	20,754

Operating income	20,761	20,573	19,875

OTHER INCOME (EXPENSES):
Interest on debt	(5,244)	(5,249)	(5,254)
Allowance for funds used during construction	82	105	99
Other income (expenses), net	(133)	(520)	(677)
	(5,295)	(5,664)	(5,832)

Income before income taxes	15,466	14,909	14,043

Income taxes	5,812	5,606	4,959

Net Income	$9,654	$9,303	$9,084

Basic Earnings Per Share	$0.75	$0.72	$0.71

Cash Dividends Declared Per Share	$0.5580	$0.5391	$0.5266

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2013, 2012 and 2011

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2010	12,692,054	$75,481	$15,776	$91,257
Net income	-	-	9,084	9,084
Dividends	-	-	(6,708)	(6,708)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	99,617	1,632	-	1,632
Balance, December 31, 2011	12,791,671	77,113	18,152	95,265
Net income	-	-	9,303	9,303
Dividends	-	-	(6,929)	(6,929)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	126,962	2,186	-	2,186
Balance, December 31, 2012	12,918,633	79,299	20,526	99,825
Net income	-	-	9,654	9,654
Dividends	-	-	(7,214)	(7,214)
Retirement of common stock	(94,414)	(1,772)	-	(1,772)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	155,062	3,018	-	3,018
Balance, December 31, 2013	12,979,281	$80,545	$22,966	$103,511

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,654	$9,303	$9,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,744	5,170	4,905
Increase in deferred income taxes	1,939	2,311	3,189
Other	213	208	378
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	11	(699)	(172)
(Increase) decrease in recoverable income taxes	-	197	(176)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(1,056)	(650)	(1,300)
Increase in accounts payable, accrued compensation and benefits,
accrued expenses, deferred employee benefits, and other deferred credits	306	486	1,569
Increase (decrease) in accrued interest and taxes	1,627	96	(3)
Net cash provided by operating activities	18,438	16,422	17,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during
construction of $46 in 2013, $59 in 2012 and $55 in 2011	(9,852)	(11,543)	(9,472)
Acquisitions of water and wastewater systems	(28)	(661)	-
Decrease in compensating balance	500	-	-
Decrease in notes receivable	32	30	39
Net cash used in investing activities	(9,348)	(12,174)	(9,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	733	780	124
Repayments of customer advances	(313)	(304)	(295)
Repayments of long-term debt	(47)	(42)	(156)
Repurchase of common stock	(1,772)	-	-
Issuance of common stock	3,018	2,186	1,632
Dividends paid	(7,156)	(6,862)	(6,667)
Net cash used in financing activities	(5,537)	(4,242)	(5,362)

Net change in cash and cash equivalents	3,553	6	2,679
Cash and cash equivalents at beginning of period	4,012	4,006	1,327
Cash and cash equivalents at end of period	$7,565	$4,012	$4,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,198	$5,192	$5,202
Income taxes	1,921	2,703	1,625

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $974 in 2013, $674 in 2012 and $600 in 2011 for the construction of utility plant.

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

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2013 and 2012, utility plant includes a net credit acquisition adjustment of $2,900 and $2,904, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets.  Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $50 in each of the years ended December 31, 2013, 2012, and 2011.

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

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2013	2012	of remaining lives
Mains and accessories	$157,113	$152,193	8 – 84 years
Services, meters and hydrants	61,206	59,211	19 – 55 years
Operations structures, reservoirs and water tanks	42,692	42,186	14 – 41 years
Pumping and treatment equipment	23,411	22,933	3 – 31 years
Office, transportation and operating equipment	10,994	10,728	3 – 22 years
Land and other non-depreciable assets	3,127	3,121	-
Utility plant in service	298,543	290,372
Construction work in progress	3,027	2,111	-
Total Utility Plant	$301,570	$292,483

The effective rate of depreciation was 2.28% in 2013, 2.13% in 2012, and 2.11% in 2011 on average utility plant, net of customers' advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Restricted Cash
The Company serves as the custodian for an escrow account that will be used to rehabilitate a neighborhood within the service territory of the Company.  The deposits made by various community organizations have been classified as restricted cash on the balance sheet of the Company.  The cash is restricted for the use in the rehabilitation project only. Those future payments have been recorded as a current liability on the balance sheet of the Company.

In 2012, the Company had a compensating balance requirement for one of its lines of credit which was recorded as Restricted Cash – compensating balance.  This requirement was removed in 2013.

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

Regulatory Assets and Liabilities
The Company is subject to the provisions of generally accepted accounting principles regarding rate-regulated entities.  The accounting standards provide for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current customer rates or are considered probable of being included in future rates.  The regulatory assets or liabilities are then relieved as the cost or credit is reflected in rates.  Regulatory assets represent costs that are expected to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates.  These deferred costs have been excluded from the Company's rate base and, therefore, no return is being earned on the unamortized balances.

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining Recovery
	2013	2012	Periods
Assets
Income taxes	$5,653	$5,459	Various
Postretirement benefits	7,136	14,244	5 – 10 years
Unrealized swap losses	1,611	2,807	1 – 16 years
Utility plant retirement costs	1,408	1,313	5 years
Service life study expenses	7	10	4 years
Rate case filing expenses	308	2	2 years
	$16,123	$23,835
Liabilities
Income taxes	$809	$836	1 – 50 years

Certain items giving rise to deferred state income taxes related primarily to differences between book and tax depreciation expense, as well as a portion of deferred federal income taxes associated with the gross-up of revenues related to the differences, are recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates as they reverse.

Postretirement benefits include (a) deferred pension expense in excess of contributions made to the plans, and (b) the underfunded status of the pension plans.  The underfunded status represents the excess of the projected benefit obligation over the fair market value of the assets.  Both are expected to be recovered in future years as additional contributions are made or market conditions improve.  The recovery period is dependent on contributions made to the plans, plan asset performance and the discount rate used to value the obligations.  The period is estimated at between 5 and 10 years.

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 16 years.

The regulatory asset for utility plant retirement costs, including cost of removal, represents costs already incurred which are expected to be recovered over a five-year period in rates, through depreciation expense.  Service life study and rate case filing expenses are deferred and amortized over their remaining lives of four and two years, respectively.

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

Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate.  The Company has designated the interest rate swap agreement as a cash flow hedge. Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  The interest rate swap agreement is classified as a financial derivative used for non-trading activities.

The accounting standards regarding accounting for derivatives and hedging activities requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  In accordance with the standards, the interest rate swap is recorded on the balance sheet in other deferred credits at fair value.

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the year ended December 31, 2013, $366 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a gain of $830 for the year ended December 31, 2013.  During the twelve months ending December 31, 2014, the Company expects to reclassify $362 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2013 and 2012, deferred investment tax credits amounted to $773 and $812, respectively.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2013, 2012 and 2011.  AFUDC is recovered through water rates as utility plant is depreciated.

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

On July 31, 2012, the Company completed the acquisition of the wastewater facilities of the Asbury Pointe Water and Sewer Company, in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on August 1, 2012.  The acquisition resulted in the addition of approximately 240 wastewater customers with purchase price and acquisition costs of approximately $359, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $367 as of December 31, 2012.  During the third quarter of 2013, the Company received a refund of approximately $1 for certain acquisition expenditures which resulted in an increase of the negative acquisition adjustment to $368.  The Company will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On August 16, 2012, the Company completed the acquisition and began operating the water system of York Starview, LP in York County, Pennsylvania.  The Company acquired and is using York Starview's distribution facilities through an interconnection with its current distribution system.  The acquisition resulted in the addition of approximately 240 new water customers with purchase price and acquisition costs of approximately $131, which is more than the depreciated original costs of the assets.  The Company recorded a positive acquisition adjustment of approximately $36.  The Company will seek approval by the PPUC to amortize the positive acquisition adjustment over the remaining life of the acquired assets.

On October 12, 2012, the Company completed the acquisition of the water system of Section A Water Corporation in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on October 15, 2012.  The acquisition resulted in the addition of approximately 100 new water customers at a purchase price including acquisition costs of approximately $171.  The Company recorded a positive acquisition adjustment of approximately $35. The Company will seek approval by the PPUC to amortize the positive acquisition adjustment over the remaining life of the acquired assets.

On March 7, 2013, the Company completed the acquisition of the Windy Brae Mobile Home Park water assets of Barkas, Inc. in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on March 11, 2013.  The acquisition resulted in the addition of approximately 135 new water customers with purchase price and acquisition costs of approximately $29, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $45 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

3.	Income Taxes

The provisions for income taxes consist of:

	2013	2012	2011
Federal current	$2,720	$2,100	$1,357
State current	1,153	1,195	413
Federal deferred	1,907	2,371	3,291
State deferred	71	(21)	(63)
Federal investment tax credit, net of current utilization	(39)	(39)	(39)
Total income taxes	$5,812	$5,606	$4,959

A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

	2013	2012	2011
Statutory Federal tax provision	$5,258	$5,069	$4,775
State income taxes, net of Federal benefit	808	775	231
Tax-exempt interest	(34)	(33)	(32)
Amortization of investment tax credit	(39)	(39)	(39)
Cash value of life insurance	(32)	(27)	90
Domestic production deduction	(154)	(140)	(115)
Other, net	5	1	49
Total income taxes	$5,812	$5,606	$4,959

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are summarized in the following table:

	2013	2012
Deferred tax assets:
Reserve for doubtful accounts	$130	$124
Compensated absences	193	200
Deferred compensation	1,265	1,328
Customers' advances and contributions	20	37
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	114	114
Pensions	2,010	4,895
Other costs deducted for book, not for tax	37	43
Total deferred tax assets	3,769	6,741

Deferred tax liabilities:
Accelerated depreciation	32,260	30,454
Investment tax credit	459	482
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	2,080	1,991
Tax effect of pension regulatory asset	2,897	5,782
Other costs deducted for tax, not for book	448	249
Total deferred tax liabilities	38,144	38,958

Net deferred tax liability	$34,375	$32,217

Reflected on balance sheets as:
Current deferred tax asset	$(219)	$(208)
Noncurrent deferred tax liability	34,594	32,425
Net deferred tax liability	$34,375	$32,217

No valuation allowance is required for deferred tax assets as of December 31, 2013 and 2012.  In assessing the soundness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities.  The federal income tax returns and the state income tax returns for the years 2010 through 2012 remain open.  The Company has not yet filed tax returns for 2013, but has not taken any new positions in its 2013 income tax provision.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  There were no interest or penalties for the years ended December 31, 2013, 2012, and 2011.

4.	Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2013 and 2012 is summarized in the following table:

	2013	2012

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	248	290
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, due 2038	14,880	14,885
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,928	84,975
Less current maturities	(43)	(42)
Long-term portion	$84,885	$84,933

Payments due by year:

2014	2015	2016	2017	2018
$43	$12,043	$7,344	$44	$44

The 6.00% Pennsylvania Economic Development Financing Authority, or PEDFA, Exempt Facilities Revenue Bonds, Series 2008B, contain both optional and special redemption provisions.  Under the optional provisions, the Company can redeem all or a portion of the bonds on or after November 1, 2013.  Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  In 2013, the Company retired $5 under these provisions.  In 2012, no bonds were retired under these provisions.  Currently, no additional bonds that met the special provisions have been tendered for redemption.

The 4.05% and 5.00% PEDFA Exempt Facilities Revenue Bonds, Series A, contain optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after April 1, 2014.

Payments due in 2015 include potential payments of $12,000 on the variable rate bonds (due 2029) which would only be payable if all of the bonds were tendered and could not be remarketed.  There is currently no such indication of this happening.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by us.  The Company has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.13% in 2013 and 0.19% in 2012.  As of December 31, 2013 and 2012, the interest rate was 0.09% and 0.14%, respectively.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  On April 24, 2013, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company's interest rate swap was in a liability position as of December 31, 2013.  If a violation were triggered on December 31, 2013, the Company would have been required to pay the counterparty approximately $1,655.

The Company's interest rate swap agreement provides that it pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 3.05% in 2013 and 3.01% in 2012.

As of December 31, 2013, there was a negative spread of 1 basis point between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.15% (including variable interest and swap payments).  As of December 31, 2012, there was a spread of 2 basis points which equated to an overall effective rate of 3.18% (including variable interest and swap payments).

Short-Term Borrowings
As of December 31, 2013, the Company maintained unsecured lines of credit aggregating $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2015), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2015 and carries an interest rate of LIBOR plus 1.25%.  This line of credit had a compensating balance requirement of $500 which was eliminated in 2013.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2014 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2013 and 2012.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and acquisition of the Company's stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2013, none of the earnings retained in the business are restricted under these provisions.  The Company's Pennvest Loan is secured by $800 of receivables.  Other than this loan, the Company's debt is unsecured.

The Company's lines of credit require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2013, the Company was in compliance with these covenants.

5.	Common Stock and Earnings Per Share

Earnings per share are based upon the weighted average number of shares outstanding of 12,928,040 in 2013, 12,847,160 in 2012, and 12,734,420 in 2011.  The Company does not have dilutive securities outstanding.

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  On October 1, 2013, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission, or SEC, to authorize an additional 80,000 shares to be issued under the plan.  Shares issued during 2013, 2012 and 2011 were 6,711, 7,776 and 7,814, respectively.  As of December 31, 2013, 95,559 authorized shares remain unissued under the plan.

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

Shares issued under the 2008 Dividend Reinvestment and Direct Stock Purchase and Sale Plan, during 2013, 2012 and 2011 were 112,163, 119,186 and 91,803, respectively.

On October 1, 2013, the Company filed a Registration Statement on Form S-3 with the SEC to authorize 500,000 shares to be issued under the new Prospectus for the Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  Other provisions of the plan were left substantially unchanged.  The Registration Statement was declared effective by the SEC on October 31, 2013.  Shares issued in 2013 under the new Prospectus were 36,188.  As of December 31, 2013, 463,812 authorized shares remain unissued under the plan.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During 2013, the Company repurchased and retired 94,414 shares.  As of December 31, 2013, 1,105,586 shares remain available for repurchase.

6.	Employee Benefit Plans

Pensions
The Company maintains a general and administrative and a union-represented defined benefit pension plan covering all of its employees hired prior to May 1, 2010.  Employees hired after May 1, 2010 are eligible for an enhanced 401(k) plan rather than a defined benefit plan.  The benefits under the defined benefit plans are based upon years of service and compensation near retirement.  The Company's funding policy is to contribute annually the amount permitted by the PPUC to be collected from customers in rates, but in no case less than the minimum Employee Retirement Income Security Act (ERISA) required contribution.

The following table sets forth the plans' funded status as of December 31, 2013 and 2012.  The measurement of assets and obligations of the plans is as of December 31, 2013 and 2012.

Obligations and Funded Status At December 31	2013	2012

Change in Benefit Obligation
Pension benefit obligation beginning of year	$34,726	$31,580
Service cost	1,188	1,050
Interest cost	1,280	1,288
Actuarial (gain) loss	(4,074)	1,789
Benefit payments	(1,066)	(981)
Pension benefit obligation end of year	32,054	34,726

Change in Plan Assets
Fair value of plan assets beginning of year	22,666	19,815
Actual return on plan assets	3,911	2,239
Employer contributions	1,593	1,593
Benefits paid	(1,068)	(981)
Fair value of plan assets end of year	27,102	22,666

Funded Status of Plans at End of Year	$(4,952)	$(12,060)

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheet.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs to be adjustments to shareholders' equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges to accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The liability for the funded status of the Company's pension plans is recorded in "Deferred employee benefits" on its balance sheet.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2013	2012
Net (gain) loss arising during the period	$(6,339)	$991
Recognized net actuarial loss	(698)	(641)
Recognized prior service cost	(10)	(17)
Total changes in regulatory asset during the year	$(7,047)	$333

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2013	2012
Net loss	$4,765	$11,802
Prior service cost	57	67
Regulatory asset	$4,822	$11,869

Components of Net Periodic Benefit Cost are as follows:

	2013	2012	2011
Service cost	$1,188	$1,050	$930
Interest cost	1,280	1,288	1,391
Expected return on plan assets	(1,644)	(1,441)	(1,334)
Plan amendments	-	-	92
Amortization of loss	698	641	313
Amortization of prior service cost	10	17	17
Rate-regulated adjustment	61	38	184
Net periodic benefit cost	$1,593	$1,593	$1,593

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2013, the deferral declined by $61.

The estimated costs for the defined benefit pension plans relating to the December 31, 2013 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$130
Net prior service cost	10
$140

The Company plans to contribute $2,182 to the plans in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2014	2015	2016	2017	2018	2019-2023
$1,280	$1,504	$1,541	$1,543	$1,709	$9,853

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2013	2012
Projected benefit obligation	$32,054	$34,726
Fair value of plan assets	27,102	22,666

	2013	2012
Accumulated benefit obligation	$29,279	$31,412
Fair value of plan assets	27,102	22,666

Weighted-average assumptions used to determine benefit obligations at December 31:

	2013	2012
Discount rate	4.65%	3.75%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2013	2012	2011
Discount rate	3.75%	4.25%	5.35%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.50 - 4.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan's assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company's defined benefit pension plans is that of Growth and Income.  The weighted-average target asset allocations are 50% to 70% equity securities, 30% to 50% fixed income securities, 0% to 20% alternatives and 0% to 10% reserves (cash and cash equivalents).  Within the equity category, the Company's target allocation is approximately 60-95% large cap, 0-25% mid cap, 0-10% small cap, 0-25% International Developed Nations, and 0-10% International Emerging Nations.  Within the fixed income category, its target allocation is approximately 15-55% U.S. Treasuries, 0–22% Federal Agency securities, 0-40% corporate bonds, 15-55% mortgage-backed securities, 0-20% international, and 0-20% high yield bonds.  The Company's investment performance objectives over a three to five year period are to exceed the annual rate of inflation as measured by the Consumer Price Index by 3%, and to exceed the annualized total return of specified benchmarks applicable to the funds within the asset categories.

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

The fair values of the Company's pension plan assets at December 31, 2013 and 2012 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2013	2012	2013	2012	2013	2012
Cash and Money Market Funds (a)	$621	$534	$621	$534	$-	$-
Equity Securities:
Common Equity Securities (b)	5,136	3,974	5,136	3,974	-	-
Equity Mutual Funds (c)	13,907	11,309	13,907	11,309	-	-
Fixed Income Securities:
U.S. Treasury Obligations	815	355	-	-	815	355
U.S. Government Agencies	-	806	-	-	-	806
Corporate and Foreign Bonds (d)	398	409	-	-	398	409
Fixed Income Mutual Funds (e)	6,225	5,279	6,225	5,279	-	-
Total Plan Assets	$27,102	$22,666	$25,889	$21,096	$1,213	$1,570

(a)
The portfolios are designed to keep approximately three months of distributions in immediately available funds.  The Company was more heavily-weighted in cash as of December 31, 2013 in anticipation of the curtailment of quantitative easing by the government causing a quick rise in interest rates.

(b)
This category includes investments in U.S. common stocks widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, telecommunications, industrials, energy and utilities.  The individual stocks are primarily large cap stocks which track with the S&P 500 with the exception of $404 (1.5% of total plan assets) which is invested in York Water Company common stock.

(c)
This category includes a majority of investments in closed-end mutual funds as well as domestic equity mutual funds, U.S. commodities used primarily as inflation hedges, and international mutual funds which give the portfolio exposure to small, mid and large cap index funds as well as international diversified index funds.

(d)	This category currently includes only the U.S. corporate bonds and notes of one holding company engaged in a number of diverse business activities.
(e)
This category includes fixed income investments in mutual funds which include government, corporate and mortgage securities of both the U.S. and other countries.  The mortgage and asset-backed securities and non-U.S. corporate and sovereign investments add further diversity to the fixed income portion of the portfolio.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2013, six employees were participating in the enhanced feature of the plan.  The Company's contributions to the plan amounted to $222 in 2013, $244 in 2012, and $220 in 2011.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2013 and 2012, the present value of the future obligations was approximately $3,115 and $3,271, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,591 and $3,477, respectively, at December 31, 2013 and 2012.  The Company's net (income) expenses under the plans amounted to $(91) in 2013, $358 in 2012 and $514 in 2011.

7.	Rate Increases

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 29, 2013 and sought an increase in rates designed to produce additional annual water revenues of $7,116 and additional annual wastewater revenues of $28.  Effective February 28, 2014, the PPUC authorized an increase in water rates designed to produce approximately $4,972 in additional annual revenues, and an increase in wastewater rates for the Asbury Pointe subdivision to produce approximately $28 in additional annual revenues.

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The surcharge reset to zero when the new base rates took effect on February 28, 2014.  The DSIC provided revenues in 2013, 2012 and 2011 of $1,445, $583 and $0, respectively.  The DSIC is subject to audit by the PPUC.

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

The Company has recorded interest income of $101 in 2013, $98 in 2012 and $95 in 2011.  Interest rates on the notes outstanding at December 31, 2013 vary from 6.75% to 7.5%.

Included in the accompanying balance sheets at December 31, 2013 and 2012 were the following amounts related to these projects.

	2013	2012
Notes receivable, including interest	$306	$338
Customers' advances for construction	928	938

The Company has other customers' advances for construction totaling $10,708 and $12,011 at December 31, 2013 and 2012, respectively.

9.	Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2014 and 2015 of approximately $12,500 and $16,900, respectively, exclusive of any potential acquisitions.  The Company plans to finance ongoing capital expenditures with cash on hand, internally-generated funds, borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances.

In November 2011, during a routine tank cleaning, the Company discovered a small amount of mercury in the bottom of the tank.  The tank was not in service at the time of the discovery and remains out of service.  A number of tests were performed to confirm no mercury entered the water supply and no employees or contractors present during the discovery were impacted.  The tank will remain out of service until it is confirmed that it is approved for service by the DEP.  No disruption of service to any customers has occurred or is expected to occur.  The Company incurred total costs of $186 through December 31, 2013, none of which were in 2013.  Recent tests have shown the tank is in compliance with safe drinking water standards and the Company has requested permission to place the tank back into service from the DEP.  If the DEP does not approve based on the testing completed, other options will be reviewed, including a project to reline and strengthen the interior of the tank through capital expenditures.

As of December 31, 2013, the Company employed 104 full time people, including 39 under union contract.  The current contract was ratified in March 2014 and expires on April 30, 2017.

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

Description	December 31, 2013	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,641	$1,641

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2013.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2013.  The use of the Company's credit quality resulted in a reduction in the swap liability of $14.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2012 is shown in the table below.

Description	December 31, 2012	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,836	$2,836

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,928 at December 31, 2013, and $84,975 at December 31, 2012, had an estimated fair value of approximately $94,000 and $107,000 at December 31, 2013 and 2012, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at December 31, 2013 of $11,636 and $306, respectively.  At December 31, 2012, customers' advances for construction and notes receivable had carrying values of $12,949 and $338, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

11.	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2013	2012	2011
Regulatory Assessment	$220	$228	$213
Property	364	342	332
Payroll, net of amounts capitalized	462	458	445
Capital Stock	75	151	216
Other	1	1	1
Total taxes other than income taxes	$1,122	$1,180	$1,207

12.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
2013
Operating revenues	$10,069	$10,737	$10,912	$10,665	$42,383
Operating income	4,773	5,301	5,367	5,320	20,761
Net income	2,139	2,342	2,535	2,638	9,654
Basic earnings per share	0.17	0.18	0.19	0.21	0.75
Dividends declared per share	0.1383	0.1383	0.1383	0.1431	0.5580

2012
Operating revenues	$9,669	$10,352	$11,025	$10,401	$41,447
Operating income	4,427	5,052	5,781	5,313	20,573
Net income	1,941	2,204	2,760	2,398	9,303
Basic earnings per share	0.15	0.17	0.22	0.18	0.72
Dividends declared per share	0.1336	0.1336	0.1336	0.1383	0.5391

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management evaluated the Company's internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
 The York Water Company

We have audited The York Water Company's (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The York Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, The York Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, common stockholders' equity, and cash flows of The York Water Company, and our report dated March 11, 2014 expressed an unqualified opinion.

/s/ParenteBeard LLC
York, Pennsylvania
 March 11, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2014 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption "Executive Officers of the Company" of the 2014 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2014 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption "Code of Ethics" of the 2014 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption "Board Committees and Functions" of the 2014 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2014 Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the 2014 Proxy Statement is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption "Compensation Committee Report" of the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 95,559 authorized shares remain unissued as of December 31, 2013.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2014 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Director Independence" and "Related Party Transactions" of the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Ratification of Appointment of Independent Registered Public Accounting Firm" of the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	56
	for the years ended December 31, 2013, 2012, and 2011

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2013

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2013 Reserve for uncollectible accounts	$305,000	$290,886	$36,369	$312,255	$320,000

FOR THE YEAR ENDED DECEMBER 31, 2012 Reserve for uncollectible accounts	$333,681	$302,032	$46,789	$377,502	$305,000

FOR THE YEAR ENDED DECEMBER 31, 2011 Reserve for uncollectible accounts	$245,000	$480,807	$32,801	$424,927	$333,681

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 10, 2014	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 10, 2014	Dated: March 10, 2014

Directors:	Date:

By: /s/Cynthia A. Dotzel	March 10, 2014
Cynthia A. Dotzel

By: /s/John L. Finlayson	March 10, 2014
John L. Finlayson

By: /s/Michael W. Gang	March 10, 2014
Michael W. Gang

By: /s/Jeffrey R. Hines	March 10, 2014
Jeffrey R. Hines

By: /s/George W. Hodges	March 10, 2014
George W. Hodges

By: /s/George Hay Kain, III	March 10, 2014
George Hay Kain, III

By: /s/Robert P. Newcomer	March 10, 2014
Robert P. Newcomer

By: /s/Jeffrey S. Osman	March 10, 2014
Jeffrey S. Osman

By: /s/Steven R. Rasmussen	March 10, 2014
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 10, 2014
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated October 1, 2013 (File No. 333-191496).
4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Articles of Agreement Between The York Water Company and Windsor Township relative to Extension of Water Mains dated February 9, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 1989 Form 10-K.
10.3	Articles of Agreement Between The York Water Company and York Township relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.5	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.6	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.7	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
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