Form 10-Q
period 2014-06-30
YORK WATER CO
filed 2014-08-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES                                        ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,831,171 Shares outstanding as of August 5, 2014

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2014	Dec. 31, 2013

ASSETS
UTILITY PLANT, at original cost	$308,273	$301,570
Plant acquisition adjustments	(3,542)	(2,900)
Accumulated depreciation	(57,672)	(54,433)
Net utility plant	247,059	244,237

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $251 in 2014 and $240 in 2013	769	763

CURRENT ASSETS:
Cash and cash equivalents	2,083	7,565
Restricted cash	4	95
Accounts receivable, net of reserves of $341 in 2014 and $320 in 2013	3,977	3,772
Unbilled revenues	2,385	2,286
Materials and supplies inventories, at cost	797	722
Prepaid expenses	749	573
Deferred income taxes	233	219
Total current assets	10,228	15,232

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,636	2,187
Notes receivable	280	306
Deferred regulatory assets	15,207	16,123
Other assets	3,755	3,681
Total other long-term assets	21,878	22,297

Total Assets	$279,934	$282,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2014	Dec. 31, 2013

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,827,367 shares in 2014 and 12,979,281 shares in 2013	$77,452	$80,545
Retained earnings	24,140	22,966
Total common stockholders' equity	101,592	103,511

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,864	84,885

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	43	43
Accounts payable	1,729	1,758
Dividends payable	1,582	1,606
Accrued compensation and benefits	1,120	1,125
Accrued income taxes	2,776	1,724
Accrued interest	1,038	1,064
Other accrued expenses	484	523
Total current liabilities	8,772	7,843

DEFERRED CREDITS:
Customers' advances for construction	11,468	11,636
Deferred income taxes	34,734	34,594
Deferred employee benefits	5,842	7,903
Other deferred credits	2,736	2,231
Total deferred credits	54,780	56,364

Contributions in aid of construction	29,926	29,926

Total Stockholders' Equity and Liabilities	$279,934	$282,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

OPERATING REVENUES:
Residential	$7,396	$6,765	$14,189	$13,219
Commercial and industrial	3,403	3,162	6,359	5,982
Other	969	810	1,791	1,605
	11,768	10,737	22,339	20,806

OPERATING EXPENSES:
Operation and maintenance	2,048	1,819	3,927	3,524
Administrative and general	2,180	1,845	4,332	3,773
Depreciation and amortization	1,469	1,500	2,946	2,864
Taxes other than income taxes	271	272	576	571
	5,968	5,436	11,781	10,732

Operating income	5,800	5,301	10,558	10,074

OTHER INCOME (EXPENSES):
Interest on debt	(1,270)	(1,312)	(2,578)	(2,622)
Allowance for funds used during construction	56	14	99	45
Other income (expenses), net	(102)	(166)	(216)	(240)
	(1,316)	(1,464)	(2,695)	(2,817)

Income before income taxes	4,484	3,837	7,863	7,257

Income taxes	1,727	1,495	2,995	2,776

Net Income	$2,757	$2,342	$4,868	$4,481

Basic Earnings Per Share	$0.22	$0.18	$0.38	$0.35

Cash Dividends Declared Per Share	$0.1431	$0.1383	$0.2862	$0.2766

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2014 and 2013

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2013	12,979,281	$80,545	$22,966	$103,511
Net income	-	-	4,868	4,868
Dividends	-	-	(3,694)	(3,694)
Retirement of common stock	(235,420)	(4,755)	-	(4,755)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	83,506	1,662	-	1,662
Balance, June 30, 2014	12,827,367	$77,452	$24,140	$101,592

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2012	12,918,633	$79,299	$20,526	$99,825
Net income	-	-	4,481	4,481
Dividends	-	-	(3,572)	(3,572)
Retirement of common stock	(93,052)	(1,746)	-	(1,746)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	73,517	1,344	-	1,344
Balance, June 30, 2013	12,899,098	$78,897	$21,435	$100,332

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,868	$4,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,946	2,864
Increase in deferred income taxes	70	1,335
Other	106	112
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(469)	(97)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(109)	(813)
Decrease in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	(1,028)	(655)
Increase in accrued interest and taxes	1,026	257
Net cash provided by operating activities	7,410	7,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $55 in 2014 and $25 in 2013	(5,107)	(4,115)
Acquisitions of water and wastewater systems	(313)	(30)
Decrease in compensating balance	-	500
Decrease in notes receivable	26	17
Net cash used in investing activities	(5,394)	(3,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	29	438
Repayments of customer advances	(189)	(130)
Proceeds of long-term debt issues	14,880	-
Debt issuance costs	(506)	-
Repayments of long-term debt	(14,901)	(18)
Repurchase of common stock	(4,755)	(1,746)
Issuance of common stock	1,662	1,344
Dividends paid	(3,718)	(3,576)
Net cash used in financing activities	(7,498)	(3,688)

Net change in cash and cash equivalents	(5,482)	168
Cash and cash equivalents at beginning of period	7,565	4,012
Cash and cash equivalents at end of period	$2,083	$4,180

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,549	$2,598
Income taxes	1,847	771

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,003 in 2014 and $1,031 in 2013 for the construction of utility plant.

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

Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	Common Stock and Basic Earnings Per Share

Basic earnings per share for the three months ended June 30, 2014 and 2013 were based on weighted average shares outstanding of 12,895,384 and 12,915,259, respectively.

Basic earnings per share for the six months ended June 30, 2014 and June 30, 2013 were based on weighted average shares outstanding of 12,943,166 and 12,926,343, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended June 30, 2014 and 2013, the Company repurchased and retired 207,440 and 82,413 shares, respectively.  During the six months ended June 30, 2014 and 2013, the Company repurchased and retired 235,420 and 93,052, respectively.  As of June 30, 2014, 870,166 shares remain available for repurchase.

3.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Service cost	$238	$297	$476	$594
Interest cost	361	320	722	640
Expected return on plan assets	(497)	(411)	(994)	(822)
Amortization of actuarial loss	32	175	63	349
Amortization of prior service cost	(3)	2	(6)	5
Rate-regulated adjustment	444	15	771	30
Net periodic pension expense	$575	$398	$1,032	$796

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2013 that it expected to contribute $2,182 to its pension plans in 2014.  As of June 30, 2014, contributions of $2,182 had been made.  At this time, the Company does not expect to contribute any additional amount during the remainder of 2014.

4.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 3.06% during the three months ended June 30, 2014 and 3.03% during the six months ended June 30, 2014.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended June 30, 2014, $92 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the six months ended June 30, 2014, $183 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $317 for the three months ended June 30, 2014 and a loss of $702 for the six months ended June 30, 2014.  The Company expects to reclassify $364 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 11, 2014, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2014.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2014, the Company would have been required to pay the counterparty approximately $2,196.

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

Description	June 30, 2014	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,159	$2,159

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2014.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2014.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $37 as of June 30, 2014.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2013 is shown in the table below.

Description	December 31, 2013	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,641	$1,641

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,907 at June 30, 2014, and $84,928 at December 31, 2013, had an estimated fair value of approximately $96,000 and $94,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at June 30, 2014 of $11,468 and $280, respectively.  At December 31, 2013, customers' advances for construction and notes receivable had carrying values of $11,636 and $306, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

6.	Debt

	As of Jun. 30, 2014	As of Dec. 31, 2013

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	227	248
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, due 2038	-	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	-
Total long-term debt	84,907	84,928
Less current maturities	(43)	(43)
Long-term portion	$84,864	$84,885

On April 25, 2014, the Pennsylvania Economic Development Financing Authority (the “PEDFA”) issued $14,880 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series 2014 (the “Series 2014 Bonds”) for the Company’s benefit pursuant to the terms of a trust indenture, dated as of April 1, 2014, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series 2014 Bonds to the Company pursuant to a loan agreement, dated as of April 1, 2014, between the Company and the PEDFA.  The loan bears interest at a rate of 4.50% payable semiannually.  The maturity date of the loan is November 1, 2038.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The proceeds of the loan were used to redeem the 6.00% PEDFA Exempt Facilities Revenue Bonds, Series 2008B.

The Series 2014 Bonds contain both optional and special redemption provisions.  Under the optional provisions, the Company can redeem all or a portion of the bonds on or after May 1, 2019.  Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds beginning on or after May 1, 2014.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  Currently, no bonds that met the special provisions have been tendered for redemption.

In May 2014, the Company renewed its $13,000 committed line of credit and extended the maturity date to May 2016.

In June 2014, the Company renewed its $11,000 committed line of credit and extended the maturity date to May 2016, and its $5,000 committed line of credit and extended the maturity date to June 2015.

7.	Acquisitions

On February 7, 2014, the Company completed the acquisition of the wastewater facilities of East Prospect Borough Authority in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on February 8, 2014.  The acquisition resulted in the addition of approximately 400 wastewater customers with purchase price and acquisition costs to date of approximately $281, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $667 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On May 30, 2014, the Company completed the acquisition of the water assets of Forest Lakes Water Association in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on June 2, 2014.  The acquisition resulted in the addition of approximately 70 water customers with purchase price and acquisition costs to date of approximately $32.

The results of these acquisitions have been immaterial to total Company results.

8.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on March 29, 2013 and sought an increase in rates designed to produce additional annual water revenues of $7,116 and additional annual wastewater revenues of $28.  Effective February 28, 2014, the PPUC authorized an increase in water rates designed to produce approximately $4,972 in additional annual revenues, and an increase in wastewater rates for the Asbury Pointe subdivision to produce approximately $28 in additional annual revenues.

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC). The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing. This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period. The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The surcharge reset to zero when the new base rates took effect on February 28, 2014.  The DSIC provided revenues of $0 for the three months ended June 30, 2014 and $340 for the three months ended June 30, 2013. The DSIC provided revenue of $283 for the six months ended June 30, 2014 and $667 for the six months ended June 30, 2013.

9.	Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

·	changes in weather, including drought conditions or extended periods of heavy rainfall;
·	levels of rate relief granted;
·	the level of commercial and industrial business activity within the Company's service territory;
·	construction of new housing within the Company's service territory and increases in population;
·	changes in government policies or regulations, including the tax code;
·	the ability to obtain permits for expansion projects;
·	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
·	changes in economic and business conditions, including interest rates, which are less favorable than expected;
·	loss of custmers;
·	changes in, or unanticipated, capital requirements;
·	the impact of acquisitions;
·	changes in accounting pronouncements;
·	changes in the Company’s credit rating or the market price of its common stock;
·	the ability to obtain financing; and
·	other matters set forth in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns two wells which are capable of providing a safe yield of approximately 100,000 gallons per day to supply water to its customers in Carroll Valley, Adams County.  As of June 30, 2014, the Company's average daily availability was 35.1 million gallons, and average daily consumption was approximately 18.3 million gallons.  The Company's service territory had an estimated population of 190,000 as of December 31, 2013.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

The Company's water business is somewhat dependent on weather conditions, particularly the amount and timing of rainfall.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company's adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

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

The Company also looks for related opportunities to expand its offerings.  The Company has agreements with several municipalities to provide sewer billing services.  The Company also has a service line protection program on a targeted basis in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  The Company plans to continue to expand its program.

Results of Operations

Three Months Ended June 30, 2014 Compared
With Three Months Ended June 30, 2013

Net income for the second quarter of 2014 was $2,757, an increase of $415, or 17.7%, from net income of $2,342 for the same period of 2013.  The primary contributing factors to the increase were higher operating revenues partially offset by higher operating expenses.

Operating revenues for the three months ended June 30, 2014 increased $1,031, or 9.6%, from $10,737 for the three months ended June 30, 2013 to $11,768 for the corresponding 2014 period.  The primary reasons for the increase were an 11.7% rate increase effective February 28, 2014, non-recurring revenues of approximately $108 received for a Pennsylvania Department of Transportation realignment project and the cancellation of a cellular lease, and the addition of East Prospect wastewater revenues of approximately $62.  Total per capita consumption for the second quarter of 2014 was 1.8% lower than the same period of last year.  The average number of water customers served in 2014 increased as compared to 2013 by 383 customers, from 63,749 to 64,132 customers.  The average number of wastewater customers served in 2014 increased as compared to 2013 by 406 customers, from 231 to 637 customers, due to the acquisition.

Operating expenses for the second quarter of 2014 increased $532, or 9.8%, from $5,436 for the second quarter of 2013 to $5,968 for the corresponding 2014 period.  The increase was primarily due to higher pension expense of approximately $177, increased salary and wage expense of approximately $109 and higher distribution system maintenance expense of $60 due to main breaks.  Also adding to the increase were higher expenses of $37 for insurance, $34 for rate case and $33 for wastewater treatment.  Other expenses increased by a net of $114.  The increase in expenses was partially offset by reduced depreciation expense of $32 due to an adjustment to depreciation rates recorded during the second quarter of 2013.

Interest expense on debt for the second quarter of 2014 decreased $42, or 3.2%, from $1,312 for the second quarter of 2013 to $1,270 for the corresponding 2014 period.  The decrease was due to the refinancing of one of the Company's bond issues at a lower rate on April 25, 2014 (see Note 6 to the financial statements).  There were no borrowings under the lines of credit during the second quarter of either year.

Allowance for funds used during construction increased $42, from $14 in the second quarter of 2013 to $56 in the 2014 period, due to a higher volume of eligible construction.

Other income (expenses), net for the second quarter of 2014 reflects decreased expenses of $64 as compared to the same period of 2013.  The net change was primarily due to higher earnings on life insurance policies of approximately $62 and reduced charitable contributions of $26.  The decreased expenses were partially offset by higher retirement expense of approximately $16 and increased other expenses aggregating approximately $8.

Income taxes for the second quarter of 2014 increased $232, or 15.5%, compared to the same period of 2013 due to higher taxable income.  The Company's effective tax rate was 38.5% for the second quarter of 2014 and 39.0% for the second quarter of 2013.

Six Months Ended June 30, 2014 Compared
With Six Months Ended June 30, 2013

Net income for the first six months of 2014 was $4,868, an increase of $387, or 8.6%, from net income of $4,481 for the same period of 2013.  The primary contributing factors to the increase were higher operating revenues partially offset by higher operating expenses.

Operating revenues for the six months ended June 30, 2014 increased $1,533, or 7.4%, from $20,806 for the six months ended June 30, 2013 to $22,339 for the corresponding 2014 period.  The primary reasons for the increase were an 11.7% rate increase effective February 28, 2014 and the addition of East Prospect wastewater revenues of approximately $100.  Total per capita consumption for the first six months of 2014 was 0.6% lower than the same period of last year.  The average number of water customers served in 2014 increased as compared to 2013 by 394 customers, from 63,664 to 64,058 customers.  The average number of wastewater customers served in 2014 increased as compared to 2013 by 269 customers, from 232 to 501 customers, due to the acquisition.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates and an increase in the number of water and wastewater customers due to previously announced acquisitions.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first six months of 2014 increased $1,049, or 9.8%, from $10,732 for the first six months of 2013 to $11,781 for the corresponding 2014 period.  The increase was primarily due to higher salary and wage expense of approximately $255, increased pension expense of $236, higher distribution system maintenance expense of $123 due to higher than average main breaks during the winter.  Also adding to the increase were higher expenses of $82 for depreciation, $62 for insurance, $58 for technology upgrade costs, $53 for wastewater treatment and $46 for rate case expense.  Other expenses increased by a net of $134.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.

Interest expense on debt for the first six months of 2014 decreased $44, or 1.7%, from $2,622 for the first six months of 2013 to $2,578 for the corresponding 2014 period.  The decrease was due to the bond refinancing at a lower interest rate.  Interest expense will continue at the reduced rate over the remainder of the year.  There were no borrowings under the lines of credit during the first six months of either year.

Allowance for funds used during construction increased $54, from $45 in the first six months of 2013 to $99 in the 2014 period, due to a higher volume of eligible construction.  Allowance for funds used during construction is expected to remain level based on a similar amount of construction expenditures projected over the remainder of the year.

Other income (expenses), net for the first six months of 2014 reflects decreased expenses of $24 as compared to the same period of 2013.  The net change was primarily due to lower charitable contributions of $52 as a result of a reduced Educational Improvement Tax Credits in 2014.  The decreased expenses were partially offset by higher retirement expenses of $18 and increased other expenses aggregating approximately $10.  For the remainder of the year, the Company expects retirement expenses to continue to rise.  These expenses may be offset or further heightened by changes in market returns and discount rates for retirement programs and related assets.

Income taxes for the first six months of 2014 increased $219, or 7.9%, compared to the same period of 2013 due to higher taxable income.  The Company's effective tax rate was 38.1% for the first six months of 2014 and 38.3% for the first six months of 2013.  The Company expects the effective tax rate to decrease following the required implementation of the Internal Revenue Service, or IRS, tangible property regulations.  See the Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.

Rate Matters

See Note 8 to the financial statements.

The Company does not expect to collect a distribution system improvement charge before the second half of 2015.

Acquisitions

See Note 7 to the financial statements.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the fourth quarter of 2014 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

On January 10, 2014, the Company signed an agreement to purchase the Lincoln Estates Mobile Home Park water assets of Rupa, Inc. and Lincoln Development Co. in Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 200 new customers as a satellite system in the fourth quarter of 2014.

On May 21, 2014, the Company signed an agreement to purchase the water assets of the Paradise Homes Community in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 90 new customers through an interconnection with its current distribution system in the fourth quarter of 2014.

These acquisitions are expected to be immaterial to total Company results.

The Company is also pursuing other water and wastewater acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

For the six months ended June 30, 2014, the Company invested $5,107 in construction expenditures for routine items and further upgrades to water treatment facilities as well as various replacements of infrastructure.  In addition, the Company invested $313 in the acquisition of water and wastewater systems.  The Company was able to fund construction expenditures and acquisitions using internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2014 of approximately $5,000 exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water treatment facilities, and various replacements and improvements to infrastructure.  The Company intends to use primarily cash on hand, internally-generated funds, and proceeds from its stock purchase plans for its anticipated construction and fund the remainder through line of credit borrowings and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2014.  The Company believes it will have adequate availability under its lines of credit and cash on hand to meet its anticipated capital needs in 2014.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company has an accumulated cash balance of $2,083 as of June 30, 2014 due to increased funds from operations in prior years primarily due to lower cash required for income taxes as a result of bonus depreciation and lower than expected capital expenditures.  Cash on hand declined during the first six months of 2014 primarily due to a contribution to the pension trusts and the buyback of stock under the share repurchase program.  The Company expects the cash balance to remain steady during the remainder of 2014 as cash from operations and proceeds from its stock purchase plans are expected to offset capital expenditures and dividend payments.  The potential buyback of stock under the share repurchase program and any potential acquisitions would result in a decline in the cash balance.  After the cash balance is fully utilized, the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

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

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first six months of 2014, the Company generated $7,410 internally from operations, similar to the $7,484 it generated in the first six months of 2013.  An increase in net income was offset by higher income taxes paid.  The Company expects average quarterly internally-generated funds to be higher over the remainder of the year due to higher revenues and lower payments for interest and taxes.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2014, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of June 30, 2014.  In May and June 2014, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2016.  In June 2014, the Company renewed its $5,000 committed line of credit and extended the maturity date to June 2015.

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

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  As of June 30, 2014, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding these restrictions.

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

The Series 2014 Bonds contain both optional and special redemption provisions.  Under the optional provisions, the Company can redeem all or a portion of the bonds on or after May 1, 2019.  Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds beginning on or after May 1, 2014.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  Currently, no bonds that met the special provisions have been tendered for redemption.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 45.5% as of June 30, 2014, compared with 45.1% as of December 31, 2013.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans, although the balance has declined recently due to an increase in the discount rate.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2014.

The Company is currently evaluating the impact of the IRS regulations that allow an alternative method for determining how capital expenditures can be treated for federal tax purposes, allowing certain expenditures that were historically considered as capital for tax purposes to now be eligible to be deducted on federal tax returns as expenses.  In addition, a catch up repair tax deduction, retroactive for a number of prior years, is permitted to be deducted on the 2014 federal tax return.  Under the accounting standards regarding rate-regulated activities, this change may lower the effective tax rate of the Company which would lower income tax expense and increase net income.  The Company expects to record an estimate of the adjustment during the second half of 2014.  Initially, the catch up portion of the deduction is expected to be recorded on the balance sheet, and ongoing, annual deductions are expected to affect tax expense and net income.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 54.5% as of June 30, 2014, compared with 54.9% as of December 31, 2013.  The volume of share repurchases could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

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

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2014.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2016), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2016 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2015 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of June 30, 2014.  Other than lines of credit, the Company has long-term fixed rate debt obligations as discussed in Note 6 to the financial statements included herein and a variable rate Pennsylvania Economic Development Financing Authority (PEDFA) loan agreement described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.10% during the three months ended June 30, 2014 and 0.08% during the six months ended June 30, 2014.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company effectively exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 4 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank"), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the Bonds.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Bonds.  The current expiration date of the letter of credit is June 30, 2017.  It is reviewed annually for a potential extension of the expiration date.  The Company's responsibility under this agreement is to reimburse the Bank on a timely basis for interest payments made to the bondholders and for any tendered Bonds that could not be remarketed.  The Company has fourteen months from the time Bonds are tendered to reimburse the Bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the Bank immediately for any tendered Bonds and reclassify a portion of the Bonds as current liabilities.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended June 30, 2014.

The following table summarizes the Company's purchases of its common stock for the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr. 1 – Apr 30, 2014	52,454	$20.41	52,454	1,025,152
May 1 – May 31, 2014	110,431	$19.95	110,431	914,721
Jun. 1 – Jun. 30, 2014	44,555	$20.38	44,555	870,166
Total	207,440	$20.16	207,440	870,166

The Company's loan agreements contain various covenants and restrictions regarding dividends and share repurchases.  As of June 30, 2014, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding these restrictions.

The Company will fund repurchases under the share repurchase program with internally generated funds and borrowings under its credit facilities, if necessary.

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
10.1
Loan Agreement between Pennsylvania Economic Development Financing Authority and The York Water Company, entered into April 25, 2014 and dated as of April 1, 2014.  Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

10.2
Trust Indenture between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, entered into April 25, 2014 and dated as of April 1, 2014.  Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

14	Company Code of Conduct.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: August 6, 2014	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: August 6, 2014	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Loan Agreement between Pennsylvania Economic Development Financing Authority and The York Water Company, entered into April 25, 2014 and dated as of April 1, 2014.  Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

10.2
Trust Indenture between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, entered into April 25, 2014 and dated as of April 1, 2014.  Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2014.

14	Company Code of Conduct.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase