Form 10-K
period 2014-12-31
YORK WATER CO
filed 2015-03-10
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2014 was $267,065,786.
As of March 9, 2015 there were 12,837,661 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2015 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates two wastewater collection and treatment systems.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns five wells which are capable of providing a safe yield of approximately 244,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of December 31, 2014, the Company's average daily availability was 35.2 million gallons, and average daily consumption was approximately 18.3 million gallons.  The Company's service territory had an estimated population of 192,000 as of December 31, 2014.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The Company has agreements with several municipalities to provide sewer billing services.  The Company also has a service line protection program on a targeted basis in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  Opportunities to expand both initiatives are being pursued.

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

Under the requirements of the Pennsylvania Safe Drinking Water Act, or SDWA, the Pennsylvania Department of Environmental Protection, or DEP, monitors the quality of the finished water supplied to customers.  The DEP requires the Company to submit weekly reports showing the results of daily bacteriological and other chemical and physical analyses. As part of this requirement, the Company conducts over 70,000 laboratory tests annually.  Management believes that the Company complies with the standards established by the agency under the SDWA.  The DEP also assists the Company by preventing and eliminating pollution by regulating discharges into the Company's watershed area.

The federal Groundwater Rule became effective December 1, 2009 with implementation for community water supplies serving between 100 and 500 customers before April 1, 2012.  This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection.  The Company holds public water supply permits issued by the DEP, which establishes the groundwater source operating conditions for its wells, including demonstrated 4-log treatment of viruses.  Concurrent with the acquisition of the Carroll Valley Water System in 2012, the Company made certain modifications in order to demonstrate 4-log treatment of viruses and remains in compliance with the federal Groundwater Rule.  The Lincoln Estates Mobile Home Park was in compliance upon acquisition and remains in compliance with the federal Groundwater Rule.  The Company plans to make modifications at the Lincoln Estates Mobile Home Park to more reliably and consistently demonstrate 4-log treatment of viruses.

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

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company's impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company's dams annually.  The DEP most recently inspected the Company's dams in April 2014 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP's recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with the DEP in September 2006 to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to begin armoring one of the dams between 2017 and 2018.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5 million.

Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.  The capital expenditures currently required as a result of water quality standards and environmental requirements have been budgeted in the Company's capital program and represent less than 10% of its expected total capital expenditures over the next five years.  The Company is currently in compliance with wastewater environmental standards and does not anticipate any major capital expenditures for its current wastewater business.

Growth

During the five year period ended December 31, 2014, the Company maintained growth in the number of customers and distribution facilities.

The following table sets forth certain of the Company's summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Revenues
Residential	$29,079	$26,796	$26,114	$25,693	$24,478
Commercial and industrial	13,267	12,299	12,114	11,820	11,440
Other	3,554	3,288	3,219	3,116	3,087
Total	$45,900	$42,383	$41,447	$40,629	$39,005

Average daily water consumption (gallons per day)	18,327,000	19,094,000	18,553,000	18,465,000	18,875,000

Miles of water mains at year-end	951	945	940	929	925

Additional water distribution mains installed/acquired (ft.)	28,523	28,051	59,653	17,212	19,886

Wastewater collection mains acquired (ft.)	28,250	-	14,820	-	-

Number of customers at year-end	65,102	64,118	63,779	62,738	62,505

Population served at year-end	192,000	190,000	189,000	187,000	182,000

Executive Officers of the Registrant

The Company presently has 106 full time employees including the officers detailed in the information set forth under the caption "Executive Officers of the Company" of the 2015 Proxy Statement incorporated herein by reference.

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

Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers, which are subject to approval by the PPUC.  We file rate increase requests with the PPUC, from time to time, to recover our investments in utility plant and equipment and projected expenses.  Any rate increase or adjustment must first be justified through documented evidence and testimony.  The PPUC determines whether the investments and expenses are recoverable, the length of time over which such costs are recoverable, or, because of changes in circumstances, whether a remaining balance of deferred investments and expenses is no longer recoverable in rates charged to customers.  Once a rate increase application is filed with the PPUC, the ensuing administrative and hearing process may be lengthy and costly.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of changes in income tax laws regarding tax-basis depreciation as it applies to our capital expenditures or qualifying repair tax deductible expenditures.

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

Our service territory presently includes 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  Our revenues and operating results are therefore especially subject to local economic and demographic conditions in the area.  A change in any of these conditions could make it more costly or difficult for us to conduct our business.  In addition, any such change would have a disproportionate effect on us, compared to water and wastewater utility companies that do not have such a geographic concentration.

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

Computers and the Internet have led to increased company productivity and improved customer service.  Unfortunately, progress in this area has brought with it cybersecurity risks.  Recently, the frequency and severity of cyber attacks on companies has increased resulting in a disruption to business operations and the corruption or misappropriation of proprietary data.  We have and will continue to bear increased costs for security precautions to protect our information technology.  However, if such an attack was to occur and could not be prevented, customer information could be misappropriated, our networks may be down for an extended period of time disrupting our business, and it could require costly replacement of hardware and software.  We carry cyber liability insurance, however, our limits may not be sufficient to cover all losses or liabilities.

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

The final determination of our income tax liability may be materially different from our income tax provision.

Significant judgment is required in determining our provision for income taxes.  The calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the federal and state jurisdictions in which we file.  In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service, or IRS, and other taxing authorities.  In December 2014, we changed our tax method of accounting to permit the expensing of qualifying asset improvement costs that were previously being capitalized and depreciated for tax purposes.  Our determination of what qualifies as a capital cost versus a repair expense tax deduction is subject to subsequent adjustment and may impact the income tax benefits that have been recognized.  Although we believe our income tax estimates are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different, either higher or lower, from what is reflected in our income tax provision.  In the event we are assessed additional income taxes, our business, financial condition, and results of operations could be adversely affected.

We are subject to market and interest rate risk on our $12,000,000 variable interest rate debt issue.

We are subject to interest rate risk in conjunction with our $12,000,000 variable interest rate debt issue.  This exposure, however, has been hedged with an interest rate swap.  This hedge will protect the Company from the risk of changes in the benchmark interest rates, but does not protect the Company's exposure to the changes in the difference between its own variable funding rate and the benchmark rate.  A breakdown of the historical relationships between the cost of funds of the Company and the benchmark rate underlying the interest rate swap could result in higher interest rates adversely affecting our financial results.

The holders of the $12,000,000 variable rate Pennsylvania Economic Development Financing Authority (PEDFA) Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the Indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank") dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The letter of credit expires June 30, 2017 and is reviewed annually for a potential extension of the expiration date.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  If the Bank is unable to meet its obligations, the Company would be required to buy any bonds which had been tendered.

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

The Company also owns two satellite water systems in Adams County, Pennsylvania.  The Carroll Valley Water System consists of two groundwater wells capable of providing a safe yield of approximately 100,000 gallons per day with a current average daily consumption of 12,000 gallons per day.  The Western Cumberland Water System (formerly Lincoln Estates) consists of three groundwater wells capable of providing a safe yield of 144,000 gallons per day with a current average daily consumption of 18,000 gallons per day.

As of December 31, 2014, the Company's present average daily availability was 35.2 million gallons, and daily consumption was approximately 18.3 million gallons.

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

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2014 of approximately 18.3 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant, and in 2007, began upgrading the facility to increase capacity to meet peak demands, for operational redundancy, and for future growth.  The current phase of the upgrade, replacement of the filter media, began in 2013 and is expected to be completed in 2016.

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

The Company's two wastewater treatment facilities are located in East Manchester and Lower Windsor Townships.  The two wastewater treatment plants are each small, packaged, extended aeration activated sludge facilities with a combined average daily flow capacity of 167,000 gallons.  With a projected maximum daily demand of 77,000 gallons, the plants' flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The distribution system of the Company has approximately 951 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 30 booster stations and 32 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

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

Market for Common Stock and Dividends

The common stock of The York Water Company is traded on the NASDAQ Global Select Market (Symbol "YORW").  Quarterly price ranges and cash dividends per share for the last two years follow:

	2014			2013
	High	Low	Dividend*	High	Low	Dividend*
1st Quarter	$21.50	$19.45	$0.1431	$19.24	$17.62	$0.1383
2nd Quarter	20.98	19.00	0.1431	19.64	17.86	0.1383
3rd Quarter	21.20	18.85	0.1431	21.99	18.92	0.1383
4th Quarter	24.25	19.75	0.1495	22.00	19.70	0.1431

*Cash dividends per share reflect dividends declared at each dividend date.

Prices listed in the above table are sales prices as listed on the NASDAQ Global Select Market.  Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2014 numbered approximately 2,002.

Dividend Policy

Dividends on the Company's common stock are declared by the Board of Directors and are normally paid in January, April, July and October.  Dividends are paid based on shares outstanding as of the stated record date, which is ordinarily the last day of the calendar month immediately preceding the dividend payment.

The dividend paid on the Company's common stock on January 15, 2015 was the 576th consecutive dividend paid by the Company.  The Company has paid consecutive dividends for its entire history, since 1816.  The policy of the Company's Board of Directors is currently to pay cash dividends on a quarterly basis.  The dividend rate has been increased annually for eighteen consecutive years.  The Company's Board of Directors declared dividend number 577 in the amount of $0.1495 per share at its January 2015 meeting.  The dividend is payable on April 15, 2015 to shareholders of record as of February 27, 2015.  Future cash dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

Purchases of Equity Securities by the Company

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended December 31, 2014.

The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31, 2014	25,627	$19.99	25,627	823,016
Nov. 1 – Nov. 30, 2014	-	$-	-	823,016
Dec. 1 – Dec. 31, 2014	-	$-	-	823,016
Total	25,627	$19.99	25,627	823,016

The Company's loan agreements contain various covenants and restrictions regarding dividends and share repurchases.  As of December 31, 2014, management believes it was in compliance with all of these restrictions.  See Note 4 for additional information regarding these restrictions.

The Company will fund repurchases under the share repurchase program with internally generated funds and borrowings under its credit facilities, if necessary.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2009 through 2014, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S&P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, American Water, Aqua America, Artesian Resources, California Water Service, Connecticut Water, Middlesex Water and San Jose Water.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
2009 - 2014

250.00
200.00
150.00
100.00
50.00
0.00
2009
2010
2011
2012
2013
2014
The York Water Company
S&P 500 Index - Total Returns
Peer Group

Item 6.	Selected Financial Data.

(All dollar amounts are stated in thousands of dollars.)

	Summary of Operations
For the Year	2014	2013	2012	2011	2010

Operating revenues	$45,900	$42,383	$41,447	$40,629	$39,005
Operating expenses	23,823	21,622	20,874	20,754	19,238
Operating income	22,077	20,761	20,573	19,875	19,767
Interest expense	4,877	5,162	5,144	5,155	4,795
Gain on sale of land	316	-	-	-	-
Other income (expenses), net	(1,155)	(133)	(520)	(677)	(465)
Income before income taxes	16,361	15,466	14,909	14,043	14,507
Income taxes	4,877	5,812	5,606	4,959	5,578
Net income	$11,484	$9,654	$9,303	$9,084	$8,929

Per Share of Common Stock
Book value	$8.15	$7.98	$7.73	$7.45	$7.19
Basic earnings per share	0.89	0.75	0.72	0.71	0.71
Cash dividends declared per share	0.5788	0.5580	0.5391	0.5266	0.5150
Weighted average number of shares outstanding during the year	12,879,912	12,928,040	12,847,160	12,734,420	12,626,660

Utility Plant
Original cost, net of acquisition adjustments	$313,003	$298,670	$289,579	$278,344	$269,856
Construction expenditures	14,139	9,852	11,543	9,472	10,541

Other
Total assets	$304,339	$282,529	$282,490	$274,219	$259,931
Long-term debt including current portion	84,885	84,928	84,975	85,017	85,173

For Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to Item 7 of this Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also operates two wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse affect on revenues.  Market conditions and the economy in general continue to recover very slowly from the recession.  As a result, there was little organic growth in the customer base and existing customers reduced their water usage. In 2014, total water usage per customer declined by 0.4% compared to 2013, which is less of a decrease than in previous years, due to conservation efforts by customers.

The Company increased revenues in 2014 compared to 2013 due to an 11.7% rate increase effective February 28, 2014 and growth in the customer base as a result of acquisitions.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2014, operating revenue was derived from the following sources and in the following percentages:  residential, 63%; commercial and industrial, 29%; and other, 8% which is primarily from the provision for fire service.  The customer mix helps to reduce volatility in consumption.

The Company seeks to grow revenues by increasing the volume of water sold through increases in the number of customers served and timely filing for rate increases.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as through contractual services and bulk water supply.  The Company's wastewater business provides additional opportunities to expand.

The Company has entered into agreements with several municipalities to provide sewer billing services.  The Company also has a service line protection program on a targeted basis.  Opportunities to expand both initiatives are being pursued to further diversify the business.

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

The Company's performance in 2014 was strong under the above measures.  Increased rates from a rate filing and increases in the number of customers mostly as a result of acquisitions resulted in higher revenue and offset the higher operating and other net expenses recorded in 2014.  The Company also benefited from a one-time gain on the sale of land and lower income taxes despite higher income due to the implementation of the IRS tangible property regulations, or TPR.  The overall effect was an increase in net income in 2014 over 2013 of 19.0% and a return on year end common equity of 11.0%, its highest level in more than five years.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company's ratio averaged 22.2%.  In 2014, the ratio was higher than the average at 25.0% due to the higher net income resulting from higher revenue and lower income taxes.  A portion of this increase was used to make additional charitable contributions.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

Results of Operations

2014 Compared with 2013

Net income for 2014 was $11,484, an increase of $1,830, or 19.0%, from net income of $9,654 for 2013.  The primary contributing factors to the increase in net income were higher operating revenues and lower income taxes which were partially offset by higher operating and retirement expenses.

Operating revenues for the year increased $3,517, or 8.3%, from $42,283 for 2013 to $45,900 for 2014.  The primary reason for the increase was an 11.7% rate increase effective February 28, 2014.  Total per capita consumption for the year was 0.4% lower than last year.  The average number of water customers served in 2014 increased as compared to 2013 by 429 customers, from 63,774 to 64,203 customers.  The average number of wastewater customers served in 2014 increased as compared to 2013 by 340 customers, from 230 to 570 customers, due to the East Prospect acquisition.  The Company expects revenues for 2015 to show a modest increase over 2014 due to the full year benefit of the rate increase and an increase in the number of water and wastewater customers due to recently announced acquisitions.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the year increased $2,201, or 10.2%, from $21,622 for 2013 to $23,823 for 2014.  The increase was primarily due to higher pension expense of approximately $589 and increased salary and wage expense of approximately $489.  Also adding to the increase were higher expenses of $188 for depreciation, $165 for health insurance, $139 for general insurance, $118 for wastewater treatment, $114 for rate case expenses, $90 for accounting services and $80 for distribution system maintenance.  Other expenses increased by a net of $299.  The increase was partially offset by higher capitalized overhead of $70.  In 2015, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.

Interest expense on debt for 2014 decreased $157, or 3.0%, from $5,244 for 2013 to $5,087 for 2014.  The decrease was due to the bond refinancing in 2014 at a lower interest rate.  Interest expense for 2015 is expected to increase slightly due to projected short-term borrowings, but will decrease if eligible bonds are refinanced at lower rates.

Allowance for funds used during construction increased $128, from $82 in 2013 to $210 in the 2014, due to a higher volume of eligible construction.  Allowance for funds used during construction is expected to show a modest decrease in 2015 based on a projected decrease in the amount of eligible construction.

A gain on the sale of land of $316 was recorded in 2014 as a result of a PennDOT realignment project which included a portion of the Company's distribution facility property.  No additional land sales are anticipated at this time.

Other income (expenses), net for 2014 reflects increased expenses of $1,022 as compared to 2013.  The net change was primarily due to higher retirement expenses of approximately $611 caused by an 85 basis point decrease in the discount rate for our retirement programs, additional charitable contributions of $243 and lower earnings on life insurance policies of $138.  Other expenses aggregating approximately $30 increased as compared to 2013.  In 2015, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2014 decreased $935, or 16.1%, compared to 2013 due to additional tax deductions under the IRS TPR.  (See the Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.)  The Company's effective tax rate was 29.8% for 2014 and 37.6% for 2013.  The Company expects the effective tax rate to be approximately 30% to 33% in 2015 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the regulations.

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

Operating expenses for the year increased $748, or 3.6%, from $20,874 for 2012 to $21,622 for 2013.  The increase was primarily due to higher depreciation expense of approximately $574 and increased power expense of $201 due to the Company's participation in electric curtailment programs in 2012 not repeated in 2013.  Also adding to the increase were higher health insurance expenses of $69, increased wastewater systems expense of $55 and higher payment processing fees of $52.  The increase was partially offset by the absence of $82 in rate case expense, lower capital stock taxes of $75 and lower power supply costs of $52.  Other expenses increased by a net of $6.

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

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2015 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

On May 21, 2014, the Company signed an agreement to purchase the water assets of the Paradise Homes Community in York County, Pennsylvania.  The Company has received the necessary approvals and will extend its current distribution system to begin serving approximately 90 new customers in the second quarter of 2015.

On September 22, 2014, the Company signed an agreement to purchase the water assets of The Meadows community in Adams County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 80 new customers as a satellite system in the second quarter of 2015.

On September 22, 2014, the Company signed an agreement to purchase the Newberry Farms Mobile Home Park water assets of WTS Properties, LLC in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 160 new customers through an interconnection with its current distribution system in 2015.

In total, these acquisitions are expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

During 2014, the Company invested $14,139 in construction expenditures for routine items and upgrades to its water treatment facilities as well as various replacements of aging infrastructure.  The Company replaced and relined approximately 41,000 feet of main in 2014.  In addition, the Company invested $369 in the acquisition of water and wastewater systems during 2014.  The Company was able to fund construction expenditures and acquisitions using cash on hand, internally-generated funds, customer advances and proceeds from its stock purchase plans.  See Note 5 to the Company's financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2015 and 2016 of approximately $14,100 and $15,800, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2015 and 2016 expenditures will be for additional main extensions, further upgrades to water and wastewater treatment facilities, an additional pumping station, and various replacements of aging infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2014 and 2015 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company's financial statements included herein).  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2015 and 2016.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary during 2015, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  The Company has accumulated a cash balance of $1,488 as of December 31, 2014 through higher funds from operations primarily due to lower cash required for income taxes as a result of bonus depreciation.  Cash on hand declined during 2014 due to higher than expected capital expenditures and the buyback of stock under the share repurchase program.  The Company expects the cash balance to be fully utilized in 2015, after which the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2014, the accounts receivable balance increased due to the increase in revenue.  The Company has also experienced an improvement in the timeliness of payments by its customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In 2014, the Company generated $18,766 internally as compared to $18,438 in 2013 and $16,422 in 2012.  Increases in net income, deferred taxes and depreciation were reduced by higher taxes paid, increased accounts receivable, and a gain on sale of land.  The higher taxes paid were a result of the balance due from the prior year and payments made prior to the extension of the bonus depreciation provisions.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2014, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2014.  The Company plans to renew a $5,000 line of credit that expires in June 2015 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability such as maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2015.

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

The Pennsylvania Economic Development Financing Authority, or PEDFA, Series 2004A bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after April 1, 2014.  The Company will look to refinance these bonds at the best possible rates on or before April 2016.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 44.8% as of December 31, 2014, compared with 45.1% as of December 31, 2013.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 4 to the Company's financial statements included herein for the details of its long-term debt outstanding as of December 31, 2014.

Deferred Income Taxes and Uncertain Tax Positions
The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension, deferred compensation plans and tax loss carryforwards.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.  The Company expects to be able to use the tax loss carryforwards in 2015.

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  Despite the expiration of bonus depreciation, the Company expects this trend to continue as it makes significant investments in capital expenditures.  In addition, the Company recorded a deferred income tax liability upon implementation of the IRS TPR detailed below.

In anticipation of filing for a change in accounting method under the IRS TPR when the 2014 income tax return is filed, the Company adjusted its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company is permitted to make this deduction for prior years (the "catch-up deduction") and each year going forward, beginning with 2014 (the "ongoing deduction").  As a result of the ongoing deduction, the net 2014 income tax benefits of $1,342 reduced income tax expense and flowed-through to net income in the fourth quarter of 2014, and the income tax benefits of $4,314 for the catch-up deduction have been deferred as a regulatory liability as of December 31, 2014.  The ongoing deduction resulted in a reduction in the effective income tax rate, a net reduction in income tax expense, and reduced the amount of income taxes currently payable.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities.  The Company will seek approval from the PPUC in the next few years to amortize the amount recorded as a regulatory liability.  Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future, resulting in an effective tax rate of 30% to 33% each year.

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2014.  See Note 3 to the Company's financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 55.2% as of December 31, 2014, compared with 54.9% as of December 31, 2013.  The volume of share repurchases could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On April 11, 2014, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2015, the Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Dividends

During 2014, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 64.8% and 39.4%, respectively.  During 2013, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 74.7% and 38.8%, respectively.  During the fourth quarter of 2014, the Board of Directors increased the dividend by 4.5% from $0.1431 per share to $0.1495 per share per quarter.  This was the eighteenth consecutive annual dividend increase and the 199th consecutive year of paying dividends.

The Company's Board of Directors declared a dividend in the amount of $0.1495 per share at its January 2015 meeting.  The dividend is payable on April 15, 2015 to shareholders of record as of February 27, 2015.  While the Company expects to maintain this dividend amount in 2015, future dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

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

Contractual Obligations

The following summarizes the Company's contractual obligations by period as of December 31, 2014:

	Payments due by period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Long-term debt obligations (a)	$84,885	$43	$19,388	$11,074	$54,380

Interest on long-term debt (b)	59,798	4,643	8,677	7,590	38,888

Purchase obligations (c)	2,558	2,558	-	-	-

Defined benefit obligations (d)	4,600	2,300	2,300	-	-

Deferred employee benefits (e)	5,122	268	564	422	3,868

Other deferred credits (f)	3,097	358	540	433	1,766
Total	$160,060	$10,170	$31,469	$19,519	$98,902

(a)
Represents debt maturities including current maturities.  Included in the table is a potential payment of $12,000 in Year 2 on the variable rate bonds which would only be due if the bonds were unable to be remarketed.  There is currently no such indication of this happening.  If the bonds are successfully remarketed, they will be due in 2029.

(b)
Excludes interest on the $12,000 variable rate debt as these payments cannot be reasonably estimated.  The interest rate on this issue is reset weekly by the remarketing agent based on then current market conditions.  The interest rate as of December 31, 2014 was 0.05%.

(c)	Represents an approximation of open purchase orders at year end.
(d)
Represents contributions expected to be made to qualified defined benefit plans.  The contribution may increase if the minimum required contribution as calculated under Employee Retirement Income Security Act (ERISA) standards is higher than this amount.  The contribution is also dependent upon the amount recovered in rates charged to customers.  The amount of required contributions in year 3 and thereafter is not currently determinable.

(e)	Represents the obligations under the Company's Supplemental Retirement and Deferred Compensation Plans for executives.
(f)	Represents the estimated settlement payments to be made under the Company's interest rate swap contract.

In addition to these obligations, the Company makes refunds on Customers' Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  The refund amounts are not included in the above table because the timing cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2025 and amounts not paid by the contract expiration dates become non-refundable and are transferred to Contributions in Aid of Construction.

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

Revenue Recognition
Operating revenues include amounts billed to metered water and certain wastewater customers on a cycle basis and unbilled amounts based on both actual and estimated usage from the latest meter reading to the end of the accounting period.  Estimates are based on average daily usage for those particular customers.  The unbilled revenue amount is recorded as a current asset on the balance sheet.  Actual results could differ from these estimates and would result in operating revenues being adjusted in the period in which the actual usage is known.  Based on historical experience, the Company believes its estimate of unbilled revenues is reasonable.

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company's pension actuary.  The Company continued to use a compensation increase of 3% in 2014, and plans to use the same increase in 2015.

The Company adopted a new mortality table in 2014, the RP-2014, using the white collar table for the administrative and general plan and the blue collar table for the union plan.  Using the new mortality table increased the life expectancy of pension plan participants, resulting in a significant increase to the pension benefit obligation, and ultimately, a decline in the Company's funded status of the plans.

The Company selected its December 31, 2014 and 2013 discount rates based on the Citigroup Pension Liability Index.  This index uses the Citigroup spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company's future pension obligations were determined using a discount rate of 3.80% at December 31, 2014 and 4.65% at December 31, 2013.

Adopting a new mortality table that represents an increase in life expectancy and choosing a lower discount rate normally increases the amount of pension expense and the corresponding liability.  In the case of the Company, these changes increase its liability, but do not have an impact on its pension expense.  The PPUC, in a previous rate settlement, agreed to grant recovery of the Company's contribution to the pension plans in customer rates.  As a result, under the accounting standards regarding rate-regulated activities, expense in excess of the Company's pension plan contribution can be deferred as a regulatory asset and expensed as contributions are made to the plans and are recovered in customer rates.  Therefore, these changes affect regulatory assets rather than pension expense.

The Company's estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 7% as its estimate of expected return on assets in both 2014 and 2013.  If the Company were to reduce the expected return, its liability would increase, but its expense would again remain unchanged because the expense is equal to the Company's contribution to the plans.  The additional expense would instead be recorded as an increase to regulatory assets.

Lower discount rates and underperformance of assets could cause future required contributions and expense to increase substantially.  If this were to happen, the Company would have to consider changes to its pension plan benefits and possibly request additional recovery of expenses through increased rates charged to customers.  See Note 6 to the Company's financial statements included herein for additional details regarding the pension plans.

Income Taxes
The Company estimates the amount of income tax payable or refundable for the current year and the deferred income tax liabilities and assets that results from estimating temporary differences resulting from the treatment of certain items, such as depreciation, for tax and financial statement reporting.  Generally, these differences result in the recognition of a deferred tax asset or liability on the balance sheet and require the Company to make judgments regarding the probability of the ultimate tax impact of the various transactions entered into.  Based on these judgments, it may require tax reserves or valuation allowances on deferred tax assets to reflect the expected realization of future tax benefits.  The Company believes its determination of what qualifies as a repair expense tax deduction versus a capital cost as it relates to the IRS TPR ongoing and catch-up deductions is consistent with the regulations.  Actual income taxes could vary from these estimates and changes in these estimates could increase income tax expense in the period that these changes in estimates occur.

Other critical accounting estimates are discussed in the Significant Accounting Policies Note to the Financial Statements.

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 4 to the financial statements included herein, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no material lease obligations, no guarantees and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

See Note 1 to the Company's financial statements included herein for a discussion on the effect of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  As of February 2015, the Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2016), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2016 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2015 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2014.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as discussed in Note 4 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

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

	Expected Maturity Date
Liabilities	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$43	$7,344	$44	$44	$11,030	$54,380	$72,885	$88,000
Average interest rate	1.00%	4.67%	1.00%	1.00%	9.89%	5.89%	6.36%

Variable Rate	-	$12,000	-	-	-	-	$12,000	$12,000
Average interest rate	0.05%	0.05%	-	-	-	-	0.05%

	Expected Maturity Date
Interest Rate Derivatives	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$2,592
Variable to Fixed *	$358	$297	$243	$226	$207	$1,766	$3,097
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.18%	0.68%	1.13%	1.29%	1.43%	1.66%	1.42%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan potentially due in 2016, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of the date of this report, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  The interest rate of 0.05% on the $12,000 variable rate loan represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2014.  This rate is used for 2015 and 2016, but it may not be indicative of the actual rate.

Other than the interest rate swap, the Company has no other derivative instruments used for any purpose, no additional financial instruments with significant credit risk, and no material exposure to currency or commodity risk.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
The York Water Company

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2014 and 2013, and the related statements of income, common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The York Water Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2015 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP
York, Pennsylvania
March 10, 2015

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2014	Dec. 31, 2013

ASSETS
UTILITY PLANT, at original cost	$316,525	$301,570
Plant acquisition adjustments	(3,522)	(2,900)
Accumulated depreciation	(59,809)	(54,433)
Net utility plant	253,194	244,237

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $286 in 2014 and $240 in 2013	765	763

CURRENT ASSETS:
Cash and cash equivalents	1,488	7,565
Restricted cash	7	95
Accounts receivable, net of reserves of $325 in 2014 and $320 in 2013	3,991	3,772
Unbilled revenues	2,377	2,286
Recoverable income taxes	957	-
Materials and supplies inventories, at cost	771	722
Prepaid expenses	584	573
Deferred income taxes	1,058	219
Total current assets	11,233	15,232

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,573	2,187
Notes receivable	266	306
Deferred regulatory assets	32,614	16,123
Other assets	3,694	3,681
Total other long-term assets	39,147	22,297

Total Assets	$304,339	$282,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY
Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2014	Dec. 31, 2013

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,830,521 shares in 2014 and 12,979,281 shares in 2013	$77,556	$80,545
Retained earnings	27,007	22,966
Total common stockholders' equity	104,563	103,511

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,842	84,885

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	43	43
Accounts payable	1,589	1,758
Dividends payable	1,647	1,606
Accrued compensation and benefits	1,078	1,125
Accrued income taxes	-	1,724
Accrued interest	1,027	1,064
Other accrued expenses	546	523
Total current liabilities	5,930	7,843

DEFERRED CREDITS:
Customers' advances for construction	10,712	11,636
Deferred income taxes	46,024	34,594
Deferred employee benefits	13,727	7,903
Other deferred credits	7,489	2,231
Total deferred credits	77,952	56,364

Contributions in aid of construction	31,052	29,926

Total Stockholders' Equity and Liabilities	$304,339	$282,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

OPERATING REVENUES:
Residential	$29,079	$26,796	$26,114
Commercial and industrial	13,267	12,299	12,114
Other	3,554	3,288	3,219
	45,900	42,383	41,447

OPERATING EXPENSES:
Operation and maintenance	7,968	7,350	7,221
Administrative and general	8,812	7,406	7,303
Depreciation and amortization	5,932	5,744	5,170
Taxes other than income taxes	1,111	1,122	1,180
	23,823	21,622	20,874

Operating income	22,077	20,761	20,573

OTHER INCOME (EXPENSES):
Interest on debt	(5,087)	(5,244)	(5,249)
Allowance for funds used during construction	210	82	105
Gain on sale of land	316	-	-
Other income (expenses), net	(1,155)	(133)	(520)
	(5,716)	(5,295)	(5,664)

Income before income taxes	16,361	15,466	14,909

Income taxes	4,877	5,812	5,606

Net Income	$11,484	$9,654	$9,303

Basic Earnings Per Share	$0.89	$0.75	$0.72

Cash Dividends Declared Per Share	$0.5788	$0.5580	$0.5391

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2011	12,791,671	$77,113	$18,152	$95,265
Net income	-	-	9,303	9,303
Dividends	-	-	(6,929)	(6,929)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	126,962	2,186	-	2,186
Balance, December 31, 2012	12,918,633	79,299	20,526	99,825
Net income	-	-	9,654	9,654
Dividends	-	-	(7,214)	(7,214)
Retirement of common stock	(94,414)	(1,772)	-	(1,772)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	155,062	3,018	-	3,018
Balance, December 31, 2013	12,979,281	80,545	22,966	103,511
Net income	-	-	11,484	11,484
Dividends	-	-	(7,443)	(7,443)
Retirement of common stock	(282,570)	(5,692)	-	(5,692)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	133,810	2,703	-	2,703
Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,484	$9,654	$9,303
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(316)	-	-
Depreciation and amortization	5,932	5,744	5,170
Increase in deferred income taxes	4,753	1,939	2,311
Other	199	213	208
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(632)	11	(699)
(Increase) decrease in recoverable income taxes	(957)	-	197
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(11,438)	(1,056)	(650)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	11,502	306	486
Increase (decrease) in accrued interest and taxes	(1,761)	1,627	96
Net cash provided by operating activities	18,766	18,438	16,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $117 in 2014, $46 in 2013 and $59 in 2012	(14,139)	(9,852)	(11,543)
Acquisitions of water and wastewater systems	(369)	(28)	(661)
Proceeds from sale of land	346	-	-
Decrease in compensating balance	-	500	-
Decrease in notes receivable	40	32	30
Net cash used in investing activities	(14,122)	(9,348)	(12,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	638	733	780
Repayments of customer advances	(419)	(313)	(304)
Proceeds of long-term debt issues	14,880	-	-
Debt issuance costs	(506)	-	-
Repayments of long-term debt	(14,923)	(47)	(42)
Repurchase of common stock	(5,692)	(1,772)	-
Issuance of common stock	2,703	3,018	2,186
Dividends paid	(7,402)	(7,156)	(6,862)
Net cash used in financing activities	(10,721)	(5,537)	(4,242)

Net change in cash and cash equivalents	(6,077)	3,553	6
Cash and cash equivalents at beginning of period	7,565	4,012	4,006
Cash and cash equivalents at end of period	$1,488	$7,565	$4,012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,007	$5,198	$5,192
Income taxes	2,808	1,921	2,703

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $833 in 2014, $974 in 2013 and $674 in 2012 for the construction of utility plant.

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

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction. In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2014 and 2013, utility plant includes a net credit acquisition adjustment of $3,522 and $2,900, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $54 in 2014, $50 in 2013, and $50 in 2012.

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

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2014	2013	of remaining lives
Mains and accessories	$164,627	$157,113	10 – 84 years
Services, meters and hydrants	63,479	61,206	19 – 55 years
Operations structures, reservoirs and water tanks	43,654	42,692	11 – 41 years
Pumping and treatment equipment	25,616	23,411	3 – 31 years
Office, transportation and operating equipment	11,216	10,994	3 – 21 years
Land and other non-depreciable assets	3,166	3,127	-
Utility plant in service	311,758	298,543
Construction work in progress	4,767	3,027	-
Total Utility Plant	$316,525	$301,570

The effective rate of depreciation was 2.26% in 2014, 2.28% in 2013, and 2.13% in 2012 on average utility plant, net of customers' advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

Cash and Cash Equivalents
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents except for those instruments earmarked to fund construction expenditures or repay long-term debt.

The Company periodically maintains cash balances in major financial institutions in excess of the federally insured limit by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash
The Company serves as the custodian for an escrow account that was used to rehabilitate a neighborhood within the service territory of the Company. The deposits made by various community organizations have been classified as restricted cash on the balance sheet of the Company. The project is nearing completion and the remaining cash will be disbursed in 2015.

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

Revenue Recognition
Operating revenues include amounts billed to water customers on a cycle basis and unbilled amounts based on actual and estimated usage from the latest meter reading to the end of the accounting period. Operating revenues also include amounts billed to wastewater customers as either a flat monthly fee or a metered rate based on water consumption. The metered wastewater revenue includes actual and estimated usage from the latest meter reading to the end of the accounting period.

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

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining Recovery
	2014	2013	Periods
Assets
Income taxes	$15,800	$5,653	Various
Postretirement benefits	12,493	7,136	5 – 10 years
Unrealized swap losses	2,561	1,611	1 – 15 years
Utility plant retirement costs	1,561	1,408	5 years
Service life study expenses	5	7	3 years
Rate case filing expenses	194	308	2 years
	32,614	16,123
Liabilities
IRS TPR catch-up deduction	4,314	-	Not yet known
Income taxes	806	809	1 – 50 years
	$5,120	$809

The regulatory asset for income taxes include (a) deferred state income taxes related primarily to differences between book and tax depreciation expense, (b) deferred income taxes related to the differences that arise between specific asset improvement costs capitalized for book purposes and deducted as a repair expense for tax purposes, and (c) deferred income taxes associated with the gross-up of revenues related to the differences. These assets are recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates as they reverse.

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles. The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 15 years.

Utility plant retirement costs, including cost of removal, represents costs already incurred which are expected to be recovered over a five-year period in rates, through depreciation expense.  Service life study and rate case filing expenses are deferred and amortized over their remaining lives of three and two years, respectively.

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits anticipated to be realized on the Company's 2014 income tax return for qualifying capital expenditures made prior to 2014. The Company will seek approval from the PPUC to amortize this amount in the future.

The regulatory liability for income taxes relates mainly to deferred investment tax credits, and additionally to deferred taxes related to postretirement death benefits and bad debts.  These liabilities will be given back to customers in rates as tax deductions occur over the next 1-50 years.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap. Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset. Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the year ended December 31, 2014, $368 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a (gain) loss of $1,318 in 2014, $(830) in 2013, and $358 in 2012.  During the twelve months ending December 31, 2015, the Company expects to reclassify $353 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2014 and 2013, deferred investment tax credits amounted to $734 and $773, respectively.

In anticipation of filing for a change in accounting method under the IRS TPR when the 2014 income tax return is filed, the Company adjusted its income tax provision for the effects of this change during the fourth quarter of 2014. Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return. The Company is permitted to make this deduction for prior years (the "catch-up deduction") and each year going forward, beginning with 2014 (the "ongoing deduction"). The ongoing deduction resulted in a reduction in the effective income tax rate, a net reduction in income tax expense, and reduced the amount of income taxes currently payable. The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities. The Company will seek approval from the PPUC in the next few years to amortize the amount recorded as a regulatory liability. Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed. AFUDC includes the net cost of borrowed funds and a rate of return on other funds. The PPUC approved rate of 10.04% was applied for 2014, 2013 and 2012.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

Impact of Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements.  Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern.  The ASU is effective for fiscal years ending on or after December 15, 2016 and interim periods thereafter. The Company will comply with these assessments, but does not expect the adoption of this accounting standard to have any impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

2.	Acquisitions

On July 31, 2012, the Company completed the acquisition of the wastewater facilities of the Asbury Pointe Water and Sewer Company, in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on August 1, 2012.  The acquisition resulted in the addition of approximately 240 wastewater customers with purchase price and acquisition costs of approximately $359, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $367 as of December 31, 2012.  During the third quarter of 2013, the Company received a refund of approximately $1 for certain acquisition expenditures which resulted in an increase of the negative acquisition adjustment to $368.  The Company has received approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets beginning in 2014.

On August 16, 2012, the Company completed the acquisition and began operating the water system of York Starview, LP in York County, Pennsylvania.  The Company acquired and is using York Starview's distribution facilities through an interconnection with its current distribution system.  The acquisition resulted in the addition of approximately 240 new water customers with purchase price and acquisition costs of approximately $131, which is more than the depreciated original costs of the assets.  The Company recorded a positive acquisition adjustment of approximately $36.  The Company has received approval from the PPUC to amortize the positive acquisition adjustment over the remaining life of the acquired assets beginning in 2014.

On October 12, 2012, the Company completed the acquisition of the water system of Section A Water Corporation in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on October 15, 2012.  The acquisition resulted in the addition of approximately 100 new water customers at a purchase price including acquisition costs of approximately $171.  The Company recorded a positive acquisition adjustment of approximately $35. The Company has received approval from the PPUC to amortize the positive acquisition adjustment over the remaining life of the acquired assets beginning in 2014.

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

On February 7, 2014, the Company completed the acquisition of the wastewater facilities of East Prospect Borough Authority in York County, Pennsylvania. The Company began operating the existing collection and treatment facilities on February 8, 2014. The acquisition resulted in the addition of approximately 400 wastewater customers with purchase price and acquisition costs of approximately $281, which is less than the depreciated original cost of the assets. The Company recorded a negative acquisition adjustment of approximately $667 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On May 30, 2014, the Company completed the acquisition of the water assets of Forest Lakes Water Association in York County, Pennsylvania. The Company began operating the existing system through an interconnection with its current distribution system on June 2, 2014. The acquisition resulted in the addition of approximately 70 new water customers with purchase price and acquisition costs of approximately $18, which is less than the depreciated original cost of the assets. The Company recorded a negative acquisition adjustment of approximately $9 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On November 20, 2014, the Company completed the acquisition of the water assets of Lincoln Estates Mobile Home Park in Adams County, Pennsylvania. The Company began operating the existing system as a satellite location on November 24, 2014. The acquisition resulted in the addition of approximately 200 new water customers with purchase price and acquisition costs of approximately $70.

3.	Income Taxes

The provisions for income taxes consist of:

	2014	2013	2012
Federal current	$96	$2,720	$2,100
State current	28	1,153	1,195
Federal deferred	3,757	1,907	2,371
State deferred	1,035	71	(21)
Federal investment tax credit, net of current utilization	(39)	(39)	(39)
Total income taxes	$4,877	$5,812	$5,606

A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

	2014	2013	2012
Statutory Federal tax provision	$5,563	$5,258	$5,069
State income taxes, net of Federal benefit	702	808	775
IRS TPR ongoing deduction	(1,342)	-	-
Tax-exempt interest	(37)	(34)	(33)
Amortization of investment tax credit	(39)	(39)	(39)
Cash value of life insurance	15	(32)	(27)
Domestic production deduction	-	(154)	(140)
Other, net	15	5	1
Total income taxes	$4,877	$5,812	$5,606

In anticipation of filing for a change in accounting method under the IRS TPR when the 2014 income tax return is filed, the Company adjusted its income tax provision for the effects of this change during the fourth quarter of 2014. Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes, as an expense on its income tax return. The Company is permitted to make this deduction for prior years (the "catch-up deduction") and each year going forward, beginning with 2014 (the "ongoing deduction"). As a result of the ongoing deduction, the net 2014 income tax benefits of $1,342 reduced income tax expense and flowed-through to net income in the fourth quarter of 2014, and the income tax benefits of $4,314 for the catch-up deduction have been deferred as a regulatory liability as of December 31, 2014. The ongoing deduction resulted in a reduction in the effective income tax rate, a net reduction in income tax expense, and reduced the amount of income taxes currently payable. The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities.  The Company will seek approval from the PPUC in the next few years, to amortize the amount recorded as a regulatory liability. Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are summarized in the following table:

	2014	2013
Deferred tax assets:
Reserve for doubtful accounts	$132	$130
Compensated absences	209	193
Deferred compensation	1,452	1,265
Customers' advances and contributions	8	20
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	123	114
Pensions	4,185	2,010
Tax loss carryover	836	-
Contribution carryover	183	-
Other costs deducted for book, not for tax	49	37
Total deferred tax assets	7,177	3,769

Deferred tax liabilities:
Accelerated depreciation	34,000	32,260
Basis differences from IRS TPR	5,917	-
Investment tax credit	436	459
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	6,210	2,080
Tax effect of pension regulatory asset	5,071	2,897
Other costs deducted for tax, not for book	509	448
Total deferred tax liabilities	52,143	38,144

Net deferred tax liability	$44,966	$34,375

Reflected on balance sheets as:
Current deferred tax asset	$(1,058)	$(219)
Noncurrent deferred tax liability	46,024	34,594
Net deferred tax liability	$44,966	$34,375

The Company has a federal tax loss carryover of $1,887 and a state tax loss carryover of $2,956.  If not used, these carryovers will expire in 2034. The Company expects to be able to use the tax loss carryforwards in 2015. The Company has a contribution carryover of $451.  If not used, this carryover will expire in 2019.

No valuation allowance is required for deferred tax assets as of December 31, 2014 and 2013.  In assessing the soundness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2011 through 2013 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2014, but has taken one new position in its 2014 income tax provision, the implementation of the IRS TPR previously detailed.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  There were no interest or penalties for the years ended December 31, 2014, 2013, and 2012.

4.	Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2014 and 2013 is summarized in the following table:

	2014	2013

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	205	248
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
6.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008B, due 2038	-	14,880
4.50 % Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	-
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,885	84,928
Less current maturities	(43)	(43)
Long-term portion	$84,842	$84,885

Payments due by year:

2015	2016	2017	2018	2019
$43	$19,344	$44	$44	$11,030

The 6.00% Pennsylvania Economic Development Financing Authority, or PEDFA, Exempt Facilities Revenue Bonds, Series 2008B, contained both optional and special redemption provisions.  In 2014, no bonds were retired under these provisions.  In 2013, the Company retired $5 under these provisions.  These bonds were redeemed in 2014.

The 4.05% and 5.00% PEDFA Exempt Facilities Revenue Bonds, Series A, contain optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after April 1, 2014.

Payments due in 2016 include potential payments of $12,000 on the variable rate bonds (due 2029) which would only be payable if all of the bonds were tendered and could not be remarketed.  There is currently no such indication of this happening.

Fixed Rate Long-Term Debt
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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by us. The Company has currently elected that the interest rate be determined on a weekly basis. The remarketing agent determines the interest rate based on then current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.07% in 2014 and 0.13%  in 2013.  As of December 31, 2014 and 2013, the interest rate was 0.05% and 0.09%, respectively.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  On April 11, 2014, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company's interest rate swap was in a liability position as of December 31, 2014.  If a violation were triggered on December 31, 2014, the Company would have been required to pay the counterparty approximately $2,667.

The Company's interest rate swap agreement provides that it pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 3.07% in 2014 and 3.05% in 2013.

As of December 31, 2014, there was a negative spread of 5 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.11% (including variable interest and swap payments).  As of December 31, 2013, there was a negative spread of 1 basis point which equated to an overall effective rate of 3.15% (including variable interest and swap payments).

Short-Term Borrowings
As of December 31, 2014, the Company maintained unsecured lines of credit aggregating $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2016), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2016 and carries an interest rate of LIBOR plus 1.25%.  This line of credit had a compensating balance requirement of $500 which was eliminated in 2013.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2015 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2014 and 2013.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and acquisition of the Company's stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2014, none of the earnings retained in the business are restricted under these provisions.  The Company's Pennvest Loan is secured by $800 of receivables.  Other than this loan, the Company's debt is unsecured.

The Company's lines of credit require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2014, the Company was in compliance with these covenants.

5.	Common Stock and Earnings Per Share

Earnings per share are based upon the weighted average number of shares outstanding of 12,879,912 in 2014, 12,928,040 in 2013, and 12,847,160 in 2012.  The Company does not have dilutive securities outstanding.

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2014, 2013 and 2012 were 7,431, 6,711 and 7,776, respectively.  As of December 31, 2014, 88,128 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan, which is available to both current shareholders and the general public.  Certain restrictions apply.  Purchases are made weekly at 100% of the stock's fair market value, as defined in the Prospectus contained in Amendment No. 1 to Securities and Exchange Commission Form S-3, filed by the Company on June 26, 2008.

Under the optional dividend reinvestment portion of the plan, holders of the Company's common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).

Shares issued under the 2008 Dividend Reinvestment and Direct Stock Purchase and Sale Plan, during 2013 and 2012 were 112,163 and 119,186, respectively.  No shares were issued under this Plan after October 30, 2013.

On October 1, 2013, the Company filed a Registration Statement on Form S-3 with the SEC to authorize 500,000 shares to be issued under the new Prospectus for the Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  Other provisions of the plan were left substantially unchanged.  The Registration Statement was declared effective by the SEC on October 31, 2013.  Shares issued in 2014 and 2013 under the new Prospectus were 126,379 and 36,188, respectively.  As of December 31, 2014, 337,433 authorized shares remain unissued under the plan.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During 2014 and 2013, the Company repurchased and retired 282,570 and 94,414 shares, respectively.  As of December 31, 2014, 823,016 shares remain available for repurchase.

6.	Employee Benefit Plans

Pensions
The Company maintains a general and administrative and a union-represented defined benefit pension plan covering all of its employees hired prior to May 1, 2010. Employees hired after May 1, 2010 are eligible for an enhanced 401(k) plan rather than a defined benefit plan. The benefits under the defined benefit plans are based upon years of service and compensation near retirement. The Company amended its defined benefit pension plans in 2014, generally limiting the years of eligible service under the plans to 30 years. The Company's funding policy is to contribute annually the amount permitted by the PPUC to be collected from customers in rates, but in no case less than the minimum Employee Retirement Income Security Act (ERISA) required contribution.

The following table sets forth the plans' funded status as of December 31, 2014 and 2013.  The measurement of assets and obligations of the plans is as of December 31, 2014 and 2013.

Obligations and Funded Status At December 31	2014	2013

Change in Benefit Obligation
Pension benefit obligation beginning of year	$32,054	$34,726
Service cost	952	1,188
Interest cost	1,444	1,280
Actuarial (gain) loss	7,762	(4,074)
Plan amendments	(210)	-
Benefit payments	(1,118)	(1,066)
Pension benefit obligation end of year	40,884	32,054

Change in Plan Assets
Fair value of plan assets beginning of year	27,102	22,666
Actual return on plan assets	2,409	3,911
Employer contributions	2,182	1,593
Benefits paid	(1,118)	(1,068)
Fair value of plan assets end of year	30,575	27,102

Funded Status of Plans at End of Year	$(10,309)	$(4,952)

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

In 2014, the actuarial loss grew substantially due to the 85 basis point decline in the discount rate, and a change in mortality tables to the RP-2014 (White Collar and Blue Collar) which increased the life expectancy of plan participants.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2014	2013
Net (gain) loss arising during the period	$7,339	$(6,339)
Recognized net actuarial loss	(126)	(698)
Recognized prior service cost	(197)	(10)
Total changes in regulatory asset during the year	$7,016	$(7,047)

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2014	2013
Net loss	$11,978	$4,765
Prior service (credit) cost	(140)	57
Regulatory asset	$11,838	$4,822

Components of Net Periodic Benefit Cost are as follows:

	2014	2013	2012
Service cost	$952	$1,188	$1,050
Interest cost	1,444	1,280	1,288
Expected return on plan assets	(1,986)	(1,644)	(1,441)
Amortization of loss	126	698	641
Amortization of prior service (credit) cost	(13)	10	17
Rate-regulated adjustment	1,659	61	38
Net periodic benefit cost	$2,182	$1,593	$1,593

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates. The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2014, the deferral decreased $1,659.

The estimated costs for the defined benefit pension plans relating to the December 31, 2014 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$690
Net prior service credit	(13)
$677

The Company plans to contribute $2,300 to the plans in 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2015	2016	2017	2018	2019	2020-2024
$1,544	$1,584	$1,576	$1,727	$1,861	$10,278

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2014	2013
Projected benefit obligation	$40,884	$32,054
Fair value of plan assets	30,575	27,102

	2014	2013
Accumulated benefit obligation	$37,500	$29,279
Fair value of plan assets	30,575	27,102

Weighted-average assumptions used to determine benefit obligations at December 31:

	2014	2013
Discount rate	3.80%	4.65%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2014	2013	2012
Discount rate	4.65%	3.75%	4.25%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan's assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company's defined benefit pension plans is that of Growth and Income.  The weighted-average target asset allocations are 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% reserves (cash and cash equivalents).  Within the equity category, the Company's target allocation is approximately 60-95% large cap, 0-25% mid cap, 0-10% small cap, 0-25% International Developed Nations, and 0-10% International Emerging Nations.  Within the fixed income category, its target allocation is approximately 15-55% U.S. Treasuries, 0–22% Federal Agency securities, 0-40% corporate bonds, 15-55% mortgage-backed securities, 0-20% international, and 0-20% high yield bonds.  The Company's investment performance objectives over a three to five year period are to exceed the annual rate of inflation as measured by the Consumer Price Index by 3%, and to exceed the annualized total return of specified benchmarks applicable to the funds within the asset categories.

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

The fair values of the Company's pension plan assets at December 31, 2014 and 2013 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2014	2013	2014	2013	2014	2013
Cash and Money Market Funds (a)	$1,064	$621	$1,064	$621	$-	$-
Equity Securities:
Common Equity Securities (b)	3,031	5,136	3,031	5,136	-	-
Equity Mutual Funds (c)	16,380	13,907	16,380	13,907	-	-
Fixed Income Securities:
U.S. Treasury Obligations	831	815	-	-	831	815
Corporate and Foreign Bonds (d)	1,620	398	-	-	1,620	398
Fixed Income Mutual Funds (e)	7,649	6,225	7,649	6,225	-	-
Total Plan Assets	$30,575	$27,102	$28,124	$25,889	$2,451	$1,213

(a)	The portfolios are designed to keep approximately three months of distributions in immediately available funds. The Company was more heavily-weighted in cash as of December 31, 2014 some as a precaution, and some due to investments made but not settled prior to year end.

(b)	This category includes investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, materials, industrials, energy and utilities. The individual stocks are primarily large cap stocks which track with the S&P 500 with the exception of $447 (1.5% of total plan assets) which is invested in York Water Company common stock.

(c)	This category currently includes a majority of investments in closed-end mutual funds as well as domestic equity mutual funds and international mutual funds which give the portfolio exposure to mid and large cap index funds as well as international diversified index funds.

(d)	This category currently includes only U.S. corporate bonds and notes widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, energy and utilities.

(e)	This category includes fixed income investments in mutual funds which include government, corporate and mortgage securities of both the U.S. and other countries. The mortgage-backed securities and non-U.S. corporate and sovereign investments add further diversity to the fixed income portion of the portfolio.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2014, sixteen employees were participating in the enhanced feature of the plan.  The Company's contributions to both portions of the plan amounted to $239 in 2014, $222 in 2013, and $244 in 2012.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2014 and 2013, the present value of the future obligations was approximately $3,576 and $3,115, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,567 and $3,591, respectively, at December 31, 2014 and 2013.  The Company's net (income) expenses under the plans amounted to $658 in 2014, $(91) in 2013 and $358 in 2012.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree's death.  At December 31, 2014 and 2013, the present value of the future obligations was approximately $110 and $91, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company's net (income) expenses under the plan amounted to $25 in 2014, $(14) in 2013 and $15 in 2012.

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

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The surcharge reset to zero when the new base rates took effect on February 28, 2014.  The DSIC provided revenues in 2014, 2013 and 2012 of $283, $1,445 and $583, respectively.  The DSIC is subject to audit by the PPUC.

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

The Company has recorded interest income of $107 in 2014, $101 in 2013 and $98 in 2012.  Interest rates on the notes outstanding at December 31, 2014 vary from 6.75% to 7.5%.

Included in the accompanying balance sheets at December 31, 2014 and 2013 were the following amounts related to these projects.

	2014	2013
Notes receivable, including interest	$266	$306
Customers' advances for construction	626	928

The Company has other customers' advances for construction totaling $10,086 and $10,708 at December 31, 2014 and 2013, respectively.

9.	Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2015 and 2016 of approximately $14,100 and $15,800, respectively, exclusive of any acquisitions not yet approved. The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances.

As of December 31, 2014, the Company employed 107 full time people, including 38 under union contract.  The current contract was ratified in March 2014 and expires on April 30, 2017.

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

Description	December 31, 2014	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,592	$2,592

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2014.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2014.  The use of the Company's credit quality resulted in a reduction in the swap liability of $75.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2013 is shown in the table below.

Description	December 31, 2013	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,641	$1,641

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,885 at December 31, 2014, and $84,928 at December 31, 2013, had an estimated fair value of approximately $100,000 and $94,000 at December 31, 2014 and 2013, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 PEDFA Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at December 31, 2014 of $10,712 and $266, respectively.  At December 31, 2013, customers' advances for construction and notes receivable had carrying values of $11,636 and $306, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

11.	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2014	2013	2012
Regulatory Assessment	$218	$220	$228
Property	339	364	342
Payroll, net of amounts capitalized	494	462	458
Capital Stock	59	75	151
Other	1	1	1
Total taxes other than income taxes	$1,111	$1,122	$1,180

12.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
2014
Operating revenues	$10,571	$11,768	$12,062	$11,499	$45,900
Operating income	4,758	5,800	6,092	5,427	22,077
Net income*	2,111	2,757	3,065	3,551	11,484
Basic earnings per share	0.16	0.22	0.23	0.28	0.89
Dividends declared per share	0.1431	0.1431	0.1431	0.1495	0.5788
* Fourth quarter net income includes a tax benefit of $1,342 for the full year 2014 due to the implementation of the IRS TPR.

2013
Operating revenues	$10,069	$10,737	$10,912	$10,665	$42,383
Operating income	4,773	5,301	5,367	5,320	20,761
Net income	2,139	2,342	2,535	2,638	9,654
Basic earnings per share	0.17	0.18	0.19	0.21	0.75
Dividends declared per share	0.1383	0.1383	0.1383	0.1431	0.5580

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management evaluated the Company's internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
The York Water Company

We have audited The York Water Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The York Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, The York Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, common stockholders' equity, and cash flows of The York Water Company, and our report dated March 10, 2015 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP
York, Pennsylvania
March 10, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2015 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption "Executive Officers of the Company" of the 2015 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2015 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption "Code of Ethics" of the 2015 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption "Board Committees and Functions" of the 2015 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2015 Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the 2015 Proxy Statement is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption "Compensation Committee Report" of the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 88,128 authorized shares remain unissued as of December 31, 2014.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Director Independence" and "Related Party Transactions" of the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Ratification of Appointment of Independent Registered Public Accounting Firm" of the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	59
	for the years ended December 31, 2014, 2013, and 2012

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 30.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 61 through 64.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2014

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2014
Reserve for uncollectible accounts	$320,000	$322,499	$44,071	$361,570	$325,000

FOR THE YEAR ENDED DECEMBER 31, 2013
Reserve for uncollectible accounts	$305,000	$290,886	$36,369	$312,255	$320,000

FOR THE YEAR ENDED DECEMBER 31, 2012
Reserve for uncollectible accounts	$333,681	$302,032	$46,789	$377,502	$305,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 9, 2015	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 9, 2015	Dated: March 9, 2015

Directors:	Date:

By: /s/Cynthia A. Dotzel	March 9, 2015
Cynthia A. Dotzel

By: /s/Michael W. Gang	March 9, 2015
Michael W. Gang

By: /s/Jeffrey R. Hines	March 9, 2015
Jeffrey R. Hines

By: /s/George W. Hodges	March 9, 2015
George W. Hodges

By: /s/George Hay Kain, III	March 9, 2015
George Hay Kain, III

By: /s/Robert P. Newcomer	March 9, 2015
Robert P. Newcomer

By: /s/Jeffrey S. Osman	March 9, 2015
Jeffrey S. Osman

By: /s/Steven R. Rasmussen	March 9, 2015
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 9, 2015
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated October 1, 2013 (File No. 333-191496).
4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Articles of Agreement Between The York Water Company and Windsor Township relative to Extension of Water Mains dated February 9, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's 1989 Form 10-K.
10.3	Articles of Agreement Between The York Water Company and York Township relative to Extension of Water Mains dated December 29, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.5	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.6	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.7	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
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
10.14
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, entered into April 25, 2014 and dated as of April 1, 2014 relative to the $14,880,000 4.50% Exempt Facilities Revenue Refunding Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's April 28, 2014 Form 8-K.
10.15	Trust Indenture entered into April 25, 2014 and dated as of April 1, 2014 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's April 28, 2014 Form 8-K.
10.16	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 28, 2005 Form 8-K.
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

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.