Form 10-Q
period 2015-03-31
YORK WATER CO
filed 2015-05-05
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES                                        ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,858,271 Shares outstanding as of May 5, 2015

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2015	Dec. 31, 2014

ASSETS
UTILITY PLANT, at original cost	$319,397	$316,525
Plant acquisition adjustments	(3,585)	(3,522)
Accumulated depreciation	(61,288)	(59,809)
Net utility plant	254,524	253,194

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $292 in 2015 and $286 in 2014	759	765

CURRENT ASSETS:
Cash and cash equivalents	468	1,488
Restricted cash	2	7
Accounts receivable, net of reserves of $352 in 2015 and $325 in 2014	4,021	3,991
Unbilled revenues	2,280	2,377
Recoverable income taxes	939	957
Materials and supplies inventories, at cost	807	771
Prepaid expenses	910	584
Deferred income taxes	240	1,058
Total current assets	9,667	11,233

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,542	2,573
Notes receivable	260	266
Deferred regulatory assets	32,839	32,614
Other assets	3,711	3,694
Total other long-term assets	39,352	39,147

Total Assets	$304,302	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2015	Dec. 31, 2014

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,855,704 shares in 2015 and 12,830,521 shares in 2014	$78,133	$77,556
Retained earnings	27,616	27,007
Total common stockholders' equity	105,749	104,563

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,831	84,842

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	43	43
Accounts payable	1,519	1,589
Dividends payable	1,653	1,647
Accrued compensation and benefits	1,207	1,078
Accrued interest	1,127	1,027
Other accrued expenses	597	546
Total current liabilities	6,146	5,930

DEFERRED CREDITS:
Customers' advances for construction	10,696	10,712
Deferred income taxes	46,322	46,024
Deferred employee benefits	11,748	13,727
Other deferred credits	7,734	7,489
Total deferred credits	76,500	77,952

Contributions in aid of construction	31,076	31,052

Total Stockholders' Equity and Liabilities	$304,302	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2015	2014

OPERATING REVENUES:
Residential	$7,191	$6,793
Commercial and industrial	3,153	2,956
Other	865	822
	11,209	10,571

OPERATING EXPENSES:
Operation and maintenance	1,963	1,879
Administrative and general	2,241	2,152
Depreciation and amortization	1,549	1,477
Taxes other than income taxes	322	305
	6,075	5,813

Operating income	5,134	4,758

OTHER INCOME (EXPENSES):
Interest on debt	(1,253)	(1,308)
Allowance for funds used during construction	55	43
Other income (expenses), net	(172)	(114)
	(1,370)	(1,379)

Income before income taxes	3,764	3,379

Income taxes	1,236	1,268

Net Income	$2,528	$2,111

Basic Earnings Per Share	$0.20	$0.16

Cash Dividends Declared Per Share	$0.1495	$0.1431

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563
Net income	-	-	2,528	2,528
Dividends	-	-	(1,919)	(1,919)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	25,183	577	-	577
Balance, March 31, 2015	12,855,704	$78,133	$27,616	$105,749

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2013	12,979,281	$80,545	$22,966	$103,511
Net income	-	-	2,111	2,111
Dividends	-	-	(1,860)	(1,860)
Retirement of common stock	(27,980)	(572)	-	(572)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	38,890	782	-	782
Balance, March 31, 2014	12,990,191	$80,755	$23,217	$103,972

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,528	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,549	1,477
Increase (decrease) in deferred income taxes	779	(92)
Other	55	57
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(16)	170
Decrease in recoverable income taxes	18	-
(Increase) decrease in materials and supplies, prepaid expenses, regulatory and other assets	51	(382)
Decrease in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	(1,832)	(1,585)
Increase in accrued interest and taxes	100	431
Net cash provided by operating activities	3,232	2,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $31 in 2015 and $24 in 2014	(2,920)	(2,007)
Acquisitions of water and wastewater systems	-	(271)
Decrease in notes receivable	6	12
Net cash used in investing activities	(2,914)	(2,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	126	1
Repayments of customer advances	(117)	(90)
Proceeds of long-term debt issues	2,226	-
Repayments of long-term debt	(2,237)	(11)
Repurchase of common stock	-	(572)
Issuance of common stock	577	782
Dividends paid	(1,913)	(1,857)
Net cash used in financing activities	(1,338)	(1,747)

Net change in cash and cash equivalents	(1,020)	(1,826)
Cash and cash equivalents at beginning of period	1,488	7,565
Cash and cash equivalents at end of period	$468	$5,739

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,123	$1,130
Income taxes	-	1,043

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $605 in 2015 and $777 in 2014 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Common Stock and Basic Earnings Per Share

Basic earnings per share for the three months ended March 31, 2015 and 2014 were based on weighted average shares outstanding of 12,836,368 and 12,991,478, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended March 31, 2015 and 2014, the Company repurchased and retired 0 and 27,980 shares, respectively.  As of March 31, 2015, 823,016 shares remain available for repurchase.

3.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2015	2014

Service cost	$291	$238
Interest cost	379	361
Expected return on plan assets	(557)	(497)
Amortization of actuarial loss	176	31
Amortization of prior service cost	(3)	(3)
Rate-regulated adjustment	289	327
Net periodic pension expense	$575	$457

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $2,300 to its pension plans in 2015.  As of March 31, 2015, contributions of $2,300 had been made.  At this time, the Company does not expect to contribute any additional amount during the remainder of 2015.

4.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.98% and 2.99% during the three months ended March 31, 2015 and 2014, respectively.

The interest rate swap agreement is classified as a financial derivative used for non-trading activities.  The accounting standards regarding accounting for derivatives and hedging activities require companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet.  In accordance with the standards, the interest rate swap is recorded on the balance sheet in other deferred credits at fair value (see Note 5).

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended March 31, 2015, $91 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a loss of $343 and $385 for the three months ended March 31, 2015 and 2014, respectively.  The Company expects to reclassify $354 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On March 20, 2015, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2015.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2015, the Company would have been required to pay the counterparty approximately $2,934.

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

Description	March 31, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,844	$2,844

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2015.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2015.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $90 as of March 31, 2015.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2014 is shown in the table below.

Description	December 31, 2014	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,592	$2,592

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,874 at March 31, 2015, and $84,885 at December 31, 2014, had an estimated fair value of approximately $100,000 as of each of the dates presented.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 Pennsylvania Economic Development Financing Authority, or PEDFA, Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at March 31, 2015 of $10,696 and $260, respectively.  At December 31, 2014, customers' advances for construction and notes receivable had carrying values of $10,712 and $266, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

6.	Debt

	As of Mar. 31, 2015	As of Dec. 31, 2014

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	194	205
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,874	84,885
Less current maturities	(43)	(43)
Long-term portion	$84,831	$84,842

The PEDFA Series 2004A bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after April 1, 2014.  The Company expects to refinance these bonds to take advantage of continued low interest rates in 2015.

7.	Income Taxes

In anticipation of filing for a change in accounting method under the Internal Revenue Service tangible property regulations when the 2014 income tax return is filed, the Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 32.8% for the first quarter of 2015 and 37.5% the first quarter of 2014.  The benefit for the full year of 2014 was recorded in the fourth quarter.

8.	Acquisitions

On November 20, 2014, the Company completed the acquisition of the water assets of Lincoln Estates Mobile Home Park in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on November 24, 2014.  The acquisition resulted in the addition of approximately 200 new water customers with purchase price and acquisition costs of approximately $70, which is less than depreciated original cost of the assets.  In 2015, the Company recorded a negative acquisition adjustment of approximately $77 and will seek approval from the Pennsylvania Public Utility Company, or PPUC, to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

The result of this acquisition has been immaterial to total Company results.

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

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The surcharge reset to zero when the new base rates took effect on February 28, 2014.  The DSIC provided revenues of $0 for the three months ended March 31, 2015 and $283 during the three months ended March 31, 2014.

10.	Impact of Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU clarifies the required presentation of debt issuance costs.  The standard requires that debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the standard.  This ASU is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of this standard to have any impact on its results of operations or cash flows, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities on the balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  The FASB has proposed delaying this standard by one year.  If the proposal is approved, early adoption would be permitted as of the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:
·	changes in weather, including drought conditions or extended periods of heavy rainfall;
·	levels of rate relief granted;
·	the level of commercial and industrial business activity within the Company's service territory;
·	construction of new housing within the Company's service territory and increases in population;
·	changes in government policies or regulations, including the tax code;
·	the ability to obtain permits for expansion projects;
·	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
·	changes in economic and business conditions, including interest rates, which are less favorable than expected;
·	loss of customers;
·	changes in, or unanticipated, capital requirements;
·	the impact of acquisitions;
·	changes in accounting pronouncements;
·	changes in the Company's credit rating or the market price of its common stock;
·	the ability to obtain financing; and
·	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates two wastewater collection and treatment systems.  The Company operates within its franchised water territory, which covers 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  The Company's wastewater operations include portions of three municipalities in York County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of March 31, 2015, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 17.8 million gallons.  The Company's service territory had an estimated population of 192,000 as of December 31, 2014.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended March 31, 2015 Compared
With Three Months Ended March 31, 2014

Net income for the first quarter of 2015 was $2,528, an increase of $417, or 19.8%, from net income of $2,111 for the same period of 2014.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher operating expenses.

Operating revenues for the three months ended March 31, 2015 increased $638, or 6.0%, from $10,571 for the three months ended March 31, 2014 to $11,209 for the corresponding 2015 period.  The primary reason for the increase was a rate increase effective February 28, 2014.  Total per capita consumption for the first quarter of 2015 was 1.8% lower than the same period of last year.  The average number of water customers served in 2015 increased as compared to 2014 by 616 customers, from 63,984 to 64,600 customers.  The average number of wastewater customers served in 2015 increased as compared to 2014 by 268 customers, from 365 to 633 customers, due to the East Prospect acquisition.  For the remainder of the year, the Company expects revenues to increase slightly due to higher summer demand and an increase in the number of water and wastewater customers due to recently completed acquisitions.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first quarter of 2015 increased $262, or 4.5%, from $5,813 for the first quarter of 2014 to $6,075 for the corresponding 2015 period.  The increase was primarily due to higher pension expense of approximately $118 and higher depreciation expense of approximately $72.  Also adding to the increase were $28 for pumping station maintenance, higher chemical usage of $26 due to additional treatment during heavy storm water runoff events, increased distribution system maintenance of $25 and rate case expenses of $23.  Other expenses increased by a net of $61.  The increased expenses were partially offset by reduced expenses for technology upgrades of $38, lower health insurance of $32 and reduced fuel expense of $21 due to the conversion to natural gas at a pumping facility.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.

Interest expense on debt for the first quarter of 2015 decreased $55, or 4.2%, from $1,308 for the first quarter of 2014 to $1,253 for the corresponding 2015 period.  The decrease was due to the bond refinancing in 2014 at a lower interest rate. Interest expense for the remainder of the year is expected to increase slightly due to projected line of credit borrowings, but will decrease if eligible bonds are refinanced at lower rates.

Allowance for funds used during construction increased $12, from $43 in the first quarter of 2014 to $55 in the 2015 period, due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to show a modest decrease based on a projected decrease in the amount of eligible construction.

Other income (expenses), net for the first quarter of 2015 reflects increased expenses of $58 as compared to the same period of 2014.  The net change was primarily due to higher contributions of $35 made for the 2015 Educational Improvement Tax Credit Program and lower earnings on life insurance policies of approximately $9.  Other expenses aggregating approximately $14 increased as compared to the same period of 2014.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2015 decreased $32, or 2.5%, compared to the same period of 2014 due to the tax benefit of the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The benefit for the full year of 2014 was recorded in the fourth quarter.  The Company's effective tax rate was 32.8% for the first quarter of 2015 and 37.5% the first quarter of 2014.  The Company expects the effective tax rate to be approximately 30% to 33% for the remainder of the year due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate developments.

The Company does not expect to collect a distribution system improvement charge or file a rate increase request in 2015.

Acquisitions

See Note 8 to the financial statements included herein for a discussion of completed acquisitions included in financial results.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2016 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

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

On February 26, 2015, the Company signed an agreement to purchase the water assets of Margaretta Mobile Home Park in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 65 new customers through an interconnection with its current distribution system in 2015.

On April 9, 2015, the Company completed the acquisition of the water assets of The Meadows community in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on April 13, 2015.  The acquisition resulted in the addition of approximately 80 new water customers.

On April 22, 2015, the Company completed the acquisition of the water assets of the Paradise Homes Community in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on April 27, 2015.  The acquisition resulted in the addition of approximately 90 new water customers.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

For the three months ended March 31, 2015, the Company invested $2,920 in construction expenditures for routine items and further upgrades to water treatment facilities as well as various replacements of infrastructure.  The Company was able to fund construction expenditures using internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2015 of approximately $11,200 exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water and wastewater treatment facilities, an additional pumping station, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2015.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2015.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand after making a $2,300 contribution to its pension trusts and was borrowing under the line of credit for a portion of the first three months of 2015.  The Company was able to repay the borrowings and accumulate a cash balance of $468 as of March 31, 2015 primarily due to lower cash required for income taxes as a result of the implementation of the IRS TPR.  The Company expects the cash balance to be fully utilized in 2015, after which the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock.

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

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first three months of 2015, the Company generated $3,232 internally from operations as compared to the $2,187 it generated in the first three months of 2014 due to lower income taxes paid as a result of the implementation of the IRS TPR.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2015, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2015.  The Company plans to renew its $5,000 committed line of credit that expires in June 2015 for an additional year, as well as extend the maturity of its $13,000 and $11,000 committed lines of credit into 2017, under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability by maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2015.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding these restrictions.

The Pennsylvania Economic Development Financing Authority, or PEDFA, Series 2004A bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after April 1, 2014.  The Company expects to refinance these bonds to take advantage of continued low interest rates in 2015.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 44.5% as of March 31, 2015, compared with 44.8% as of December 31, 2014.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
The Company has a substantial deferred income tax asset primarily due to the differences between the book and tax balances of the pension and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has seen an increase in its deferred income tax liability amounts as a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense and the implementation of the IRS TPR.  Despite the expiration of bonus depreciation, the Company expects this trend to continue as it makes significant investments in capital expenditures.

In anticipation of filing for a change in accounting method under the IRS TPR when the 2014 income tax return is filed, the Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects an effective tax rate of 30% to 33% each year based on current asset improvement estimates.  The effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2015.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 55.5% as of March 31, 2015, compared with 55.2% as of December 31, 2014.  The volume of share repurchases, among other things, could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On March 20, 2015, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2015.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2016), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2016 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2015 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2015.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 6 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.04% during the three months ended March 31, 2015.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A Bond Issue, thereby minimizing its risk.  See Note 4 to the financial statements included herein for additional information regarding the interest rate swap.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: May 5, 2015	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: May 5, 2015	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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