Form 10-Q
period 2015-06-30
YORK WATER CO
filed 2015-08-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES                                        ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,866,946 Shares outstanding as of August 4, 2015

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2015	Dec. 31, 2014

ASSETS
UTILITY PLANT, at original cost	$323,513	$316,525
Plant acquisition adjustments	(3,727)	(3,522)
Accumulated depreciation	(62,468)	(59,809)
Net utility plant	257,318	253,194

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $299 in 2015 and $286 in 2014	756	765

CURRENT ASSETS:
Cash and cash equivalents	1,029	1,488
Restricted cash	-	7
Accounts receivable, net of reserves of $358 in 2015 and $325 in 2014	4,316	3,991
Unbilled revenues	2,339	2,377
Recoverable income taxees	472	957
Materials and supplies inventories, at cost	788	771
Prepaid expenses	905	584
Deferred income taxes	244	1,058
Total current assets	10,093	11,233

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,513	2,573
Notes receivable	255	266
Deferred regulatory assets	32,469	32,614
Other assets	3,668	3,694
Total other long-term assets	38,905	39,147

Total Assets	$307,072	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2015	Dec. 31, 2014

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,882,094 shares in 2015 and 12,830,521 shares in 2014	$78,713	$77,556
Retained earnings	28,617	27,007
Total common stockholders' equity	107,330	104,563

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,820	84,842

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	43	43
Accounts payable	2,396	1,589
Dividends payable	1,655	1,647
Accrued compensation and benefits	1,242	1,078
Accrued interest	1,027	1,027
Other accrued expenses	471	546
Total current liabilities	6,834	5,930

DEFERRED CREDITS:
Customers' advances for construction	10,908	10,712
Deferred income taxes	46,833	46,024
Deferred employee benefits	12,066	13,727
Other deferred credits	7,205	7,489
Total deferred credits	77,012	77,952

Contributions in aid of construction	31,076	31,052

Total Stockholders' Equity and Liabilities	$307,072	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

OPERATING REVENUES:
Residential	$7,501	$7,396	$14,692	$14,189
Commercial and industrial	3,526	3,403	6,679	6,359
Other	868	969	1,733	1,791
	11,895	11,768	23,104	22,339

OPERATING EXPENSES:
Operation and maintenance	2,125	2,048	4,088	3,927
Administrative and general	2,303	2,180	4,544	4,332
Depreciation and amortization	1,505	1,469	3,054	2,946
Taxes other than income taxes	280	271	602	576
	6,213	5,968	12,288	11,781

Operating income	5,682	5,800	10,816	10,558

OTHER INCOME (EXPENSES):
Interest on debt	(1,254)	(1,270)	(2,507)	(2,578)
Allowance for funds used during construction	53	56	108	99
Other income (expenses), net	(206)	(102)	(378)	(216)
	(1,407)	(1,316)	(2,777)	(2,695)

Income before income taxes	4,275	4,484	8,039	7,863

Income taxes	1,350	1,727	2,586	2,995

Net Income	$2,925	$2,757	$5,453	$4,868

Basic Earnings Per Share	$0.22	$0.22	$0.42	$0.38

Cash Dividends Declared Per Share	$0.1495	$0.1431	$0.2990	$0.2862

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563
Net income	-	-	5,453	5,453
Dividends	-	-	(3,843)	(3,843)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	51,573	1,157	-	1,157
Balance, June 30, 2015	12,882,094	$78,713	$28,617	$107,330

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2013	12,979,281	$80,545	$22,966	$103,511
Net income	-	-	4,868	4,868
Dividends	-	-	(3,694)	(3,694)
Retirement of common stock	(235,420)	(4,755)	-	(4,755)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	83,506	1,662	-	1,662
Balance, June 30, 2014	12,827,367	$77,452	$24,140	$101,592

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,453	$4,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,054	2,946
Increase in deferred income taxes	754	70
Other	107	106
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(450)	(469)
Decrease in recoverable income taxes	485	-
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(761)	(109)
Decrease in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	(659)	(1,028)
Increase in accrued interest and taxes	-	1,026
Net cash provided by operating activities	7,983	7,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $60 in 2015 and $55 in 2014	(5,886)	(5,107)
Acquisitions of water and wastewater systems	(89)	(313)
Decrease in notes receivable	11	26
Net cash used in investing activities	(5,964)	(5,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	431	29
Repayments of customer advances	(209)	(189)
Proceeds of long-term debt issues	3,970	14,880
Debt issuance costs	-	(506)
Repayments of long-term debt	(3,992)	(14,901)
Repurchase of common stock	-	(4,755)
Issuance of common stock	1,157	1,662
Dividends paid	(3,835)	(3,718)
Net cash used in financing activities	(2,478)	(7,498)

Net change in cash and cash equivalents	(459)	(5,482)
Cash and cash equivalents at beginning of period	1,488	7,565
Cash and cash equivalents at end of period	$1,029	$2,083

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,447	$2,549
Income taxes	915	1,847

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,354 in 2015 and $1,003 in 2014 for the construction of utility plant.

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

Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Common Stock and Basic Earnings Per Share
Basic earnings per share for the three months ended June 30, 2015 and 2014 were based on weighted average shares outstanding of 12,861,823 and 12,895,384, respectively.

Basic earnings per share for the six months ended June 30, 2015 and 2014 were based on weighted average shares outstanding of 12,849,166 and 12,943,166, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended June 30, 2015 and 2014, the Company repurchased and retired 0 and 207,440 shares, respectively.  During the six months ended June 30, 2015 and 2014, the Company repurchased and retired 0 and 235,420 shares, respectively.  As of June 30, 2015, 823,016 shares remain available for repurchase.

3.	Pensions

Components of Net Periodic Pension Cost
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Service cost	$292	$238	$583	$476
Interest cost	379	361	758	722
Expected return on plan assets	(558)	(497)	(1,115)	(994)
Amortization of actuarial loss	176	32	352	63
Amortization of prior service cost	(3)	(3)	(6)	(6)
Rate-regulated adjustment	289	444	578	771
Net periodic pension expense	$575	$575	$1,150	$1,032

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $2,300 to its pension plans in 2015.  As of June 30, 2015, contributions of $2,300 had been made.  At this time, the Company does not expect to contribute any additional amount during the remainder of 2015.

4.	Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 3.04% and 3.06% during the three months ended June 30, 2015 and 2014, respectively, and 3.01% and 3.03% during the six months ended June 30, 2015 and 2014, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  During the three months ended June 30, 2015, $91 was reclassified from regulatory assets to interest expense as a result of swap settlements.  During the six months ended June 30, 2015, $182 was reclassified from regulatory assets to interest expense as a result of swap settlements.  The overall swap result was a (gain) loss of $(427) and $317 for the three months ended June 30, 2015 and 2014, respectively, and $(84) and $702 for the six months ended June 30, 2015 and 2014, respectively.  The Company expects to reclassify $350 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On March 20, 2015, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2015.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2015, the Company would have been required to pay the counterparty approximately $2,434.

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

Description	June 30, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,325	$2,325

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2015.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2015.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $109 as of June 30, 2015.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2014 is shown in the table below.

Description	December 31, 2014	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,592	$2,592

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities), with a carrying value of $84,863 at June 30, 2015, and $84,885 at December 31, 2014, had an estimated fair value of approximately $95,000 and $100,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2004 Pennsylvania Economic Development Financing Authority, or PEDFA, Series A and 2006 Industrial Development Authority issues, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at June 30, 2015 of $10,908 and $255, respectively.  At December 31, 2014, customers' advances for construction and notes receivable had carrying values of $10,712 and $266, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

6.	Debt

	As of Jun. 30, 2015	As of Dec. 31, 2014

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	$2,350	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	4,950	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	183	205
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
Total long-term debt	84,863	84,885
Less current maturities	(43)	(43)
Long-term portion	$84,820	$84,842

Subsequent to June 30, 2015, the Company refinanced the PEDFA Series A of 2004 due April 1, 2016 with a long-term obligation (see Note 11).  On this basis, these bonds are classified as long-term debt on the balance sheet.

In May 2015, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2017.

In June 2015, the Company renewed its $5,000 committed line of credit and extended the maturity date to June 2016.

7.	Income Taxes

In anticipation of filing for a change in accounting method under the Internal Revenue Service tangible property regulations when the 2014 income tax return is filed, the Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 31.6% for the three months ended June 30, 2015 and 32.2% for the six months ended June 30, 2015 as compared to 38.5% for the three months ended June 30, 2014 and 38.1% for the six months ended June 30, 2014.  The benefit for the full year of 2014 was recorded in the fourth quarter.

8.	Acquisitions
On November 20, 2014, the Company completed the acquisition of the water assets of Lincoln Estates Mobile Home Park in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on November 24, 2014.  The acquisition resulted in the addition of approximately 200 new water customers with purchase price and acquisition costs of approximately $70, which is less than depreciated original cost of the assets.  In 2015, the Company recorded a negative acquisition adjustment of approximately $77 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On April 9, 2015, the Company completed the acquisition of the water assets of The Meadows community in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on April 13, 2015.  The acquisition resulted in the addition of approximately 90 new water customers with purchase price and acquisition costs of approximately $63, which is less than depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $159 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On April 22, 2015, the Company completed the acquisition of the water assets of the Paradise Homes Community in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on April 27, 2015.  The acquisition resulted in the addition of approximately 90 new water customers with purchase price and acquisition costs of approximately $24.

The result of these acquisitions has been immaterial to total Company results.

During the second quarter of 2015, the Company paid approximately $2 of additional acquisition costs related to a previous acquisition.

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

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The surcharge reset to zero when the new base rates took effect on February 28, 2014.  To date in 2015, the Company's earnings have exceeded the regulatory benchmark, preventing the collection of a DSIC.  There were no DSIC revenues for the three months ended June 30, 2015 and 2014.  The DSIC provided revenues of $0 and $283 for the six months ended June 30, 2015 and 2014, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2016.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.

11.	Subsequent Events
On July 23, 2015, the York County Industrial Development Authority (the "YCIDA") issued and sold $10,000 aggregate principal amount of YCIDA Exempt Facilities Revenue Bonds, Series 2015 (the "Bonds") for the Company's benefit pursuant to the terms of a trust indenture, dated as of July 1, 2015, between the YCIDA and Manufacturers and Traders Trust Company, as trustee.  The YCIDA then loaned the proceeds of the sale of the Bonds to the Company pursuant to a loan agreement dated as of July 1, 2015, between the Company and the YCIDA, which matches the debt service requirements on the Bonds.  The Bonds, and therefore the loan, bear interest at rates ranging from 4.00% to 4.50% per annum payable semiannually.  The Bonds have stated maturity dates of June 1 of the years 2029, 2032, 2035, 2038, 2042 and 2045 and are subject to optional and mandatory redemption provisions.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting original issue discount and issuance costs, of approximately $9,500.  The net proceeds were used to redeem the PEDFA Series A of 2004 Bonds and to fund a portion of the Company's 2015 capital expenditures.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of June 30, 2015, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 192,000 as of December 31, 2014.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2015 Compared
With Three Months Ended June 30, 2014

Net income for the second quarter of 2015 was $2,925, an increase of $168, or 6.1%, from net income of $2,757 for the same period of 2014.  The primary contributing factors to the increase were lower income taxes and higher operating revenues which were partially offset by higher operating expenses.

Operating revenues for the three months ended June 30, 2015 increased $127, or 1.1%, from $11,768 for the three months ended June 30, 2014 to $11,895 for the corresponding 2015 period.  The primary reason for the increase was higher consumption, including some from an interconnection with a neighboring municipality to provide water due to an emergency event.  The average number of customers served in the 2015 period increased as compared to the 2014 period by 822 customers, from 64,769 to 65,591 customers, due primarily to recent acquisitions.  Total per capita consumption for the second quarter of 2015 was 1.4% higher than the same period of last year.  The increases were partially offset by prior year non-recurring revenues of approximately $108 received for a Pennsylvania Department of Transportation realignment project and the cancellation of a cellular lease.

Operating expenses for the second quarter of 2015 increased $245, or 4.1%, from $5,968 for the second quarter of 2014 to $6,213 for the corresponding 2015 period.  The increase was primarily due to higher expenses of approximately $49 for wages, $43 for higher chemical usage due to adverse weather conditions, $36 for depreciation, $32 for information technology strategic planning, and $22 for legal fees. Other expenses increased by a net of $84.  The increased expenses were partially offset by lower wastewater treatment expense of approximately $21.

Interest expense on debt for the second quarter of 2015 decreased $16, or 1.3%, from $1,270 for the second quarter of 2014 to $1,254 for the corresponding 2015 period.  The decrease was due to the bond refinancing in 2014 at a lower interest rate.

Allowance for funds used during construction decreased $3, from $56 in the second quarter of 2014 to $53 in the 2015 period, due to a lower volume of eligible construction.

Other income (expenses), net for the second quarter of 2015 reflects increased expenses of $104 as compared to the same period of 2014.  The net change was primarily due to lower earnings on life insurance policies of approximately $73 and higher charitable contributions of $45 made under tax credit programs.  Other expenses aggregating approximately $14 decreased as compared to the same period of 2014.

Income taxes for the second quarter of 2015 decreased $377, or 21.8%, compared to the same period of 2014 due to the tax benefit of the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The benefit for the full year of 2014 was recorded in the fourth quarter.  The Company's effective tax rate was 31.6% for the second quarter of 2015 and 38.5% the second quarter of 2014.

Six Months Ended June 30, 2015 Compared
With Six Months Ended June 30, 2014

Net income for the first six months of 2015 was $5,453, an increase of $585, or 12.0%, from net income of $4,868 for the same period of 2014.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher operating expenses.

Operating revenues for the six months ended June 30, 2015 increased $765, or 3.4%, from $22,339 for the six months ended June 30, 2014 to $23,104 for the corresponding 2014 period.  The primary reason for the increase was a rate increase effective February 28, 2014.  The average number of water customers served in 2015 increased as compared to 2014 by 721 customers, from 64,058 to 64,779 customers.  The average number of wastewater customers served in 2015 increased as compared to 2014 by 132 customers, from 501 to 633 customers, due to the East Prospect acquisition.  Total per capita consumption for the first six months of 2015 was 0.1% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase slightly due to an increase in the number of water customers due to recently announced acquisitions and the continuing emergency interconnection with a neighboring municipality.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first six months of 2015 increased $507, or 4.3%, from $11,781 for the first six months of 2014 to $12,288 for the corresponding 2015 period.  The increase was primarily due to higher pension expense of approximately $118, higher depreciation expense of approximately $108 and increased chemical usage of approximately $69 due to adverse weather conditions.  Also adding to the increase were higher expenses of $37 for wages, $32 for information technology strategic planning, $29 for pumping station maintenance, $26 for insurance, $23 for distribution system maintenance and $23 for rate case expenses.  Other expenses increased by a net of $114.  The increased expenses were partially offset by reduced expenses for technology upgrades of $30, lower health insurance of $21 and reduced fuel expense of $21 due to the conversion to natural gas at a pumping facility.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water systems are acquired.

Interest expense on debt for the first six months of 2015 decreased $71, or 2.8%, from $2,578 for the first six months of 2014 to $2,507 for the corresponding 2015 period.  The decrease was due to the 2014 bond refinancing at a lower interest rate. Interest expense for the remainder of the year is expected to increase due to an increase in long-term debt outstanding (see Note 11 to the financial statements) and possible line of credit borrowings.

Allowance for funds used during construction increased $9, from $99 in the first six months of 2014 to $108 in the 2015 period, due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to show a modest decrease based on a projected decrease in the amount of eligible construction.

Other income (expenses), net for the first six months of 2015 reflects increased expenses of $162 as compared to the same period of 2014.  The net change was primarily due to lower earnings on life insurance policies of approximately $83 and higher charitable contributions of $80 made under tax credit programs.  Other expenses aggregating approximately $1 decreased as compared to the same period of 2014.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first six months of 2015 decreased $409, or 13.7%, compared to the same period of 2014 due to the tax benefit of the IRS TPR.  The benefit for the full year of 2014 was recorded in the fourth quarter.  The Company's effective tax rate was 32.2% for the first six months of 2015 and 38.1% the first six months of 2014.  The Company expects the effective tax rate to be approximately 30% to 33% for the remainder of the year due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.

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

On July 16, 2015, the Company signed an agreement to purchase the water assets of Crestview Mobile Home Park in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 120 new customers through an interconnection with its current distribution system in the first quarter of 2016.

On July 20, 2015, the Company signed an agreement to purchase the water assets of Westwood Mobile Home Park in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 200 new customers through an interconnection with its current distribution system in the first quarter of 2016.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

For the six months ended June 30, 2015, the Company invested $5,886 in construction expenditures for routine items and further upgrades to water treatment facilities as well as various replacements of infrastructure.  In addition, the Company invested $89 in the acquisition of water systems.  The Company was able to fund construction expenditures using internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2015 of approximately $5,900 exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water and wastewater treatment facilities, preliminary work on an additional pumping station, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2015.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2015.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand after two separate significant cash outflows, specifically a $2,300 contribution to its pension trusts and an April dividend payment, requiring the use of line of credit borrowings for a portion of the first six months of 2015.  Each time, the Company was able to repay the borrowings, and it accumulated a cash balance of $1,029 as of June 30, 2015 primarily due to lower cash required for income taxes as a result of the implementation of the IRS TPR.  The Company expects the cash balance to be fully utilized in 2015, after which the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock.

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

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first six months of 2015, the Company generated $7,983 internally from operations as compared to the $7,410 it generated in the first six months of 2014 due primarily to lower income taxes paid as a result of the implementation of the IRS TPR.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2015, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of June 30, 2015.  In May 2015, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2017.  In June 2015, the Company renewed its $5,000 committed line of credit and extended the maturity date to June 2016.

The Company has taken steps to manage the risk of reduced credit availability by maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2015 and into 2016.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding these restrictions.

On July 23, 2015, the York County Industrial Development Authority (the "YCIDA") issued and sold $10,000 aggregate principal amount of YCIDA Exempt Facilities Revenue Bonds, Series 2015 (the " Bonds") for the Company's benefit pursuant to the terms of a trust indenture, dated as of July 1, 2015, between the YCIDA and Manufacturers and Traders Trust Company, as trustee.  The YCIDA then loaned the proceeds of the sale of the Bonds to the Company pursuant to a loan agreement dated as of July 1, 2015, between the Company and the YCIDA, which matches the debt service requirements on the Bonds.  The Bonds, and therefore the loan, bear interest at rates ranging from 4.00% to 4.50% per annum payable semiannually.  The Bonds have stated maturity dates of June 1 of the years 2029, 2032, 2035, 2038, 2042 and 2045 and are subject to optional and mandatory redemption provisions.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting original issue discount and issuance costs, of approximately $9,500.  The net proceeds were used to redeem the PEDFA Series A of 2004 Bonds and to fund a portion of the Company's 2015 capital expenditures.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 44.2% as of June 30, 2015, compared with 44.8% as of December 31, 2014.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2015.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 55.8% as of June 30, 2015, compared with 55.2% as of December 31, 2014.  The volume of share repurchases, among other things, could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

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

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2015.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2017), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2017 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2016 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of June 30, 2015.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 6 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.11% during the three months ended June 30, 2015 and 0.07% during the six months ended June 30, 2015.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 4 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank"), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the 2008 Bonds.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the 2008 Bonds.  The current expiration date of the letter of credit is June 30, 2017.  It is reviewed annually for a potential extension of the expiration date.  The Company's responsibility under this agreement is to reimburse the Bank on a timely basis for interest payments made to the bondholders and for any tendered bonds that could not be remarketed.  The Company has fourteen months from the time bonds are tendered to reimburse the Bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the Bank immediately for any tendered bonds and reclassify a portion of the bonds as current liabilities.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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
10.1
Loan Agreement between York County Industrial Development Authority and The York Water Company, entered into July 23, 2015 and dated as of July 1, 2015.  Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015.

10.2
Trust Indenture between York County Industrial Development Authority and Manufacturers and Traders Trust Company, as Trustee, entered into July 23, 2015 and dated as of July 1, 2015.  Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: August 6, 2015	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: August 6, 2015	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Loan Agreement between York County Industrial Development Authority and The York Water Company, entered into July 23, 2015 and dated as of July 1, 2015.  Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015.

10.2
Trust Indenture between York County Industrial Development Authority and Manufacturers and Traders Trust Company, as Trustee, entered into July 23, 2015 and dated as of July 1, 2015.  Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015.

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