Form 10-Q
period 2015-09-30
YORK WATER CO
filed 2015-11-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES                                        ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,791,600 Shares outstanding as of November 5, 2015

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2015	Dec. 31, 2014

ASSETS
UTILITY PLANT, at original cost	$327,481	$316,525
Plant acquisition adjustments	(3,713)	(3,522)
Accumulated depreciation	(63,689)	(59,809)
Net utility plant	260,079	253,194

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $305 in 2015 and $286 in 2014	750	765

CURRENT ASSETS:
Cash and cash equivalents	1,148	1,488
Restricted cash	1	7
Accounts receivable, net of reserves of $335 in 2015 and $325 in 2014	4,310	3,991
Unbilled revenues	2,522	2,377
Recoverable income taxes	275	957
Materials and supplies inventories, at cost	792	771
Prepaid expenses	882	584
Deferred income taxes	229	1,058
Total current assets	10,159	11,233

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,776	2,573
Notes receivable	255	266
Deferred regulatory assets	32,666	32,614
Other assets	3,524	3,694
Total other long-term assets	39,221	39,147

Total Assets	$310,209	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2015	Dec. 31, 2014

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,792,058 shares in 2015 and 12,830,521 shares in 2014	$76,823	$77,556
Retained earnings	30,227	27,007
Total common stockholders' equity	107,050	104,563

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	87,269	84,842

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	43	43
Accounts payable	1,959	1,589
Dividends payable	1,640	1,647
Accrued compensation and benefits	1,093	1,078
Accrued interest	1,036	1,027
Other accrued expenses	489	546
Total current liabilities	6,260	5,930

DEFERRED CREDITS:
Customers' advances for construction	11,399	10,712
Deferred income taxes	47,604	46,024
Deferred employee benefits	12,394	13,727
Other deferred credits	7,107	7,489
Total deferred credits	78,504	77,952

Contributions in aid of construction	31,126	31,052

Total Stockholders' Equity and Liabilities	$310,209	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

OPERATING REVENUES:
Residential	$7,678	$7,592	$22,370	$21,781
Commercial and industrial	3,801	3,608	10,480	9,967
Other	889	862	2,622	2,653
	12,368	12,062	35,472	34,401

OPERATING EXPENSES:
Operation and maintenance	2,060	2,051	6,148	5,978
Administrative and general	2,160	2,165	6,704	6,497
Depreciation and amortization	1,537	1,487	4,591	4,433
Taxes other than income taxes	258	267	860	843
	6,015	5,970	18,303	17,751

Operating income	6,353	6,092	17,169	16,650

OTHER INCOME (EXPENSES):
Interest on debt	(1,271)	(1,254)	(3,778)	(3,832)
Allowance for funds used during construction	40	58	148	157
Gain on sale of land	-	316	-	316
Other income (expenses), net	(216)	(222)	(594)	(438)
	(1,447)	(1,102)	(4,224)	(3,797)

Income before income taxes	4,906	4,990	12,945	12,853

Income taxes	1,386	1,925	3,972	4,920

Net Income	$3,520	$3,065	$8,973	$7,933

Basic Earnings Per Share	$0.28	$0.23	$0.70	$0.61

Cash Dividends Declared Per Share	$0.1495	$0.1431	$0.4485	$0.4293

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563
Net income	-	-	8,973	8,973
Dividends	-	-	(5,753)	(5,753)
Retirement of common stock	(118,812)	(2,495)	-	(2,495)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	80,349	1,762	-	1,762
Balance, September 30, 2015	12,792,058	$76,823	$30,227	$107,050

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2013	12,979,281	$80,545	$22,966	$103,511
Net income	-	-	7,933	7,933
Dividends	-	-	(5,527)	(5,527)
Retirement of common stock	(256,943)	(5,180)	-	(5,180)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	108,376	2,144	-	2,144
Balance, September 30, 2014	12,830,714	$77,509	$25,372	$102,881

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months Ended September 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,973	$7,933
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	-	(316)
Depreciation and amortization	4,591	4,433
Increase in deferred income taxes	910	249
Other	150	157
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(690)	(718)
Decrease in recoverable income taxes	682	-
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(919)	(674)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	(90)	5
Increase in accrued interest and taxes	9	2,885
Net cash provided by operating activities	13,616	13,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $83 in 2015 and $88 in 2014	(10,271)	(9,304)
Acquisitions of water and wastewater systems	(94)	(293)
Proceeds from sale of land	-	346
Decrease in notes receivable	11	32
Net cash used in investing activities	(10,354)	(9,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,051	377
Repayments of customer advances	(287)	(320)
Proceeds of long-term debt issues	14,301	14,880
Debt issuance costs	(298)	(506)
Repayments of long-term debt	(11,876)	(14,912)
Repurchase of common stock	(2,495)	(5,180)
Issuance of common stock	1,762	2,144
Dividends paid	(5,760)	(5,551)
Net cash used in financing activities	(3,602)	(9,068)

Net change in cash and cash equivalents	(340)	(4,333)
Cash and cash equivalents at beginning of period	1,488	7,565
Cash and cash equivalents at end of period	$1,148	$3,232

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,686	$3,671
Income taxes	1,961	1,848

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,017 in 2015 and $1,655 in 2014 for the construction of utility plant.

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

Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	Common Stock and Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 2015 and 2014 were based on weighted average shares outstanding of 12,835,197 and 12,823,680, respectively.

Basic earnings per share for the nine months ended September 30, 2015 and 2014 were based on weighted average shares outstanding of 12,844,458 and 12,902,899, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended September 30, 2015 and 2014, the Company repurchased and retired 118,812 and 21,523 shares, respectively.  During the nine months ended September 30, 2015 and 2014, the Company repurchased and retired 118,812 and 256,943 shares, respectively.  As of September 30, 2015, 704,204 shares remain available for repurchase.

3.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Service cost	$291	$238	$874	$714
Interest cost	378	361	1,136	1,083
Expected return on plan assets	(557)	(496)	(1,672)	(1,490)
Amortization of actuarial loss	177	31	529	94
Amortization of prior service cost	(3)	(3)	(9)	(9)
Rate-regulated adjustment	289	444	867	1,215
Net periodic pension expense	$575	$575	$1,725	$1,607

Employer Contributions

As of September 30, 2015, contributions of $2,300 had been made to the Company's pension plans, and the Company does not expect to contribute any additional amount during the remainder of 2015.

4.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of LIBOR on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk. The Company's net payment rate on the swap was 3.07% and 3.09% during the three months ended September 30, 2015 and 2014, respectively, and  3.03% and 3.05% during the nine months ended September 30, 2015 and 2014, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $92 and $93 during the three months ended September 30, 2015 and 2014, respectively, and $274 and $276 during the nine months ended September 30, 2015 and 2014, respectively. The overall swap result was a  loss of $430 and $142 for the three months ended September 30, 2015 and 2014, respectively, and $346 and $844 for the nine moths ended September 30, 2015 and 2014, respectively.  The Company expects to reclassify $352 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On March 20, 2015, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2015.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2015, the Company would have been required to pay the counterparty approximately $2,827.

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

Description	September 30, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,663	$2,663

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2015.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2015.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $164 as of September 30, 2015.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2014 is shown in the table below.

Description	December 31, 2014	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,592	$2,592

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities and excluding the discount on issuance of long-term debt), with a carrying value of $87,552 at September 30, 2015, and $84,885 at December 31, 2014, had an estimated fair value of approximately $98,000 and $100,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority, or PEDFA, Series A issue.

Customers' advances for construction and notes receivable have carrying values at September 30, 2015 of $11,399 and $255, respectively.  At December 31, 2014, customers' advances for construction and notes receivable had carrying values of $10,712 and $266, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

6.            Debt

	As of Sept. 30, 2015	As of Dec. 31, 2014

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	$-	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A of 2004, due 2016	-	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	172	205
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	-
Total long-term debt	87,552	84,885
Less discount on issuance of long-term debt	(240)	-
Less current maturities	(43)	(43)
Long-term portion	$87,269	$84,842

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

In June 2015, the Company renewed its $5,000 committed line of credit and extended the maturity date to June 2016.

In May 2015, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2017.

7.	Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations when its 2014 income tax return was filed in the third quarter of 2015.  The Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 28.3% for the three months ended September 30, 2015 and 30.7% for the nine months ended September 30, 2015 as compared to 38.6% for the three months ended September 30, 2014 and 38.3% for the nine months ended September 30, 2014.  The benefit for the full year of 2014 was recorded in the fourth quarter.

8.	Acquisitions

On November 20, 2014, the Company completed the acquisition of the water assets of Lincoln Estates Mobile Home Park in Adams County, Pennsylvania. The Company began operating the existing system as a satellite location on November 24, 2014.  The acquisition resulted in the addition of approximately 200 new water customers with purchase price and acquisition costs of approximately $70, which is less than the depreciated original cost of the assets.  In 2015, the Company recorded a negative acquisition adjustment of approximately $77 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

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

On April 22, 2015, the Company completed the acquisition of the water assets of the Paradise Homes Community in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on April 27, 2015.  The acquisition resulted in the addition of approximately 90 new water customers with purchase price and acquisition costs of approximately $29.

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

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC). The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing. This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period. The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The surcharge reset to zero when the new base rates took effect on February 28, 2014.  To date in 2015, the Company's earnings have exceeded the regulatory benchmark, preventing the collection of a DSIC.  The were no DSIC revenues for the three months ended September 30, 2015 and 2014. The DSIC provided revenue of $0 and $283 for the nine months ended September 30, 2015 and 2014, respectively.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of September 30, 2015, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.9 million gallons.  The Company's service territory had an estimated population of 192,000 as of December 31, 2014.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2015 Compared
With Three Months Ended September 30, 2014

Net income for the third quarter of 2015 was $3,520, an increase of $455, or 14.8%, from net income of $3,065 for the same period of 2014.  The primary contributing factors to the increase were lower income taxes and higher operating revenues which were partially offset by a non-recurring prior year gain on the sale of land.

Operating revenues for the three months ended September 30, 2015 increased $306, or 2.5%, from $12,062 for the three months ended September 30, 2014 to $12,368 for the corresponding 2015 period.  The primary reason for the increase was higher consumption due to an interconnection with a neighboring municipality to provide water due to an emergency event.  The average number of customers served in the 2015 period increased as compared to the 2014 period by 892 customers, from 64,917 to 65,809 customers, due primarily to recent acquisitions.  Total per capita consumption for the third quarter of 2015 was 0.5% higher than the same period of last year.

Operating expenses for the third quarter of 2015 increased $45, or 0.8%, from $5,970 for the third quarter of 2014 to $6,015 for the corresponding 2015 period.  The increase was primarily due to higher expenses of approximately $57 for higher water treatment chemical usage due to weather conditions, $50 for depreciation, and $33 for professional services.  The increased expenses were partially offset by lower expenses of approximately $26 for wages, $26 for health insurance and $26 for power.  Other expenses decreased by a net of $17.

Interest expense on debt for the third quarter of 2015 increased $17, or 1.4%, from $1,254 for the third quarter of 2014 to $1,271 for the corresponding 2015 period.  The increase was due to an increase in long-term debt outstanding (see Note 6 to the financial statements).

Allowance for funds used during construction decreased $18, from $58 in the third quarter of 2014 to $40 in the 2015 period, due to a lower volume of eligible construction.

A non-recurring gain on the sale of land of $316 was recorded in the third quarter of 2014 as a result of a Pennsylvania Department of Transportation (PennDOT) realignment project which included a portion of the Company's distribution facility property.

Other income (expenses), net for the third quarter of 2015 reflects decreased expenses of $6 as compared to the same period of 2014.  The net change was primarily due to lower expenses of approximately $56 for charitable contributions and $35 for retirement expenses.  The decreased expenses were partially offset by lower earnings on life insurance policies of approximately $74.  Other expenses aggregating approximately $11 increased as compared to the same period of 2014.

Income taxes for the third quarter of 2015 decreased $539, or 28.0%, compared to the same period of 2014 due to the tax benefit of the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The benefit for the full year of 2014 was recorded in the fourth quarter.  The Company's effective tax rate was 28.3% for the third quarter of 2015 and 38.6% for the third quarter of 2014.  The Company's effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.  The volume of eligible asset improvements was higher in the third quarter than prior quarters resulting in a lower effective tax rate.

Nine Months Ended September 30, 2015 Compared
With Nine Months Ended September 30, 2014

Net income for the first nine months of 2015 was $8,973, an increase of $1,040, or 13.1%, from net income of $7,933 for the same period of 2014.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher operating expenses and a non-recurring prior year gain on the sale of land.

Operating revenues for the nine months ended September 30, 2015 increased $1,071, or 3.1%, from $34,401 for the nine months ended September 30, 2014 to $35,472 for the corresponding 2015 period.  The primary reasons for the increase were a rate increase effective February 28, 2014 and an interconnection with a neighboring municipality to provide water due to an emergency event.  The average number of customers served in the 2015 period increased as compared to the 2014 period by 866 customers, from 64,678 to 65,544 customers, due primarily to recent acquisitions.  Total per capita consumption for the first nine months of 2015 was consistent with the same period of last year.  For the remainder of the year, the Company expects revenues to be slightly lower than each of the first three quarters in 2015 because an increase in the number of water customers is not expected to offset both seasonal declines in consumption and decreases from the end of the interconnection with a neighboring municipality.  Other regulatory actions and weather patterns could impact results, although weather is typically not a significant factor during the fourth quarter.

Operating expenses for the first nine months of 2015 increased $552, or 3.1%, from $17,751 for the first nine months of 2014 to $18,303 for the corresponding 2015 period.  The increase was primarily due to higher depreciation expense of approximately $158, increased chemical usage of approximately $125 due to weather conditions, and higher pension expense of approximately $118.  Also adding to the increase were higher expenses of approximately $61 for building maintenance, $35 for sediment hauling, $34 for legal fees, $33 for insurance, and $33 for information technology strategic planning.  Other expenses increased by a net of $62.  The increased expenses were partially offset by reduced expenses of $46 for health insurance, $31 for transportation due to lower gasoline prices, and $30 for prior year technology upgrades.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water systems are acquired.

Interest expense on debt for the first nine months of 2015 decreased $54, or 1.4%, from $3,832 for the first nine months of 2014 to $3,778 for the corresponding 2015 period.  The decrease was due to the 2014 bond refinancing at a lower interest rate. The decrease was partially offset by an increase in long-term debt outstanding.  Interest expense for the remainder of the year is expected to increase due to the increase in long-term debt outstanding (see Note 6 to the financial statements) and possible line of credit borrowings.

Allowance for funds used during construction decreased $9, from $157 in the first nine months of 2014 to $148 in the 2015 period, due to a lower volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to show a modest decrease based on a projected decrease in the amount of eligible construction.

A non-recurring gain on the sale of land of $316 was recorded in the first nine months of 2014 as a result of a PennDOT realignment project which included a portion of the Company's distribution facility property.  No additional land sales are anticipated at this time.

Other income (expenses), net for the first nine months of 2015 reflects increased expenses of $156 as compared to the same period of 2014.  The net change was primarily due to lower earnings on life insurance policies of approximately $157 and higher charitable contributions of $24 made under tax credit programs.  Other expenses aggregating approximately $13 increased as compared to the same period of 2014.  The increased expenses were partially offset by reduced retirement expense of $38.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first nine months of 2015 decreased $948, or 19.3%, compared to the same period of 2014 due to the tax benefit of the IRS TPR.  The benefit for the full year of 2014 was recorded in the fourth quarter.  The Company's effective tax rate was 30.7% for the first nine months of 2015 and 38.3% the first nine months of 2014.  The Company expects the effective tax rate to be approximately 30% to 33% for the year due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate developments.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Earnings in excess of the regulatory benchmark prevent the collection of a distribution system improvement charge, which is likely to remain into 2016.  It also may lengthen the amount of time until filing the next rate increase request.

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

On July 20, 2015, the Company signed an agreement to purchase the water assets of Westwood Mobile Home Park in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 200 new customers through an interconnection with its current distribution system in the second quarter of 2016.

On October 19, 2015, the Company completed the acquisition of the water assets of the Newberry Farms Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on October 22, 2015.  The acquisition resulted in the addition of approximately 160 new water customers.

On November 2, 2015, the Company completed the acquisition of Margaretta Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on November 3, 2015.  The acquisition resulted in the addition of approximately 65 new water customers.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

For the nine months ended September 30, 2015, the Company invested $10,271 in construction expenditures for routine items and further upgrades to water treatment facilities as well as various replacements of infrastructure.  In addition, the Company invested $94 in the acquisition of water systems.  The Company was able to fund construction expenditures using internally-generated funds, proceeds from its stock purchase plans, and proceeds from its long-term debt issue.

The Company anticipates construction expenditures for the remainder of 2015 of approximately $2,500 exclusive of any potential acquisitions.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water and wastewater treatment facilities, preliminary work on an additional pumping station, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in the remainder of 2015.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2016.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand after three separate significant cash outflows, specifically a $2,300 contribution to its pension trusts and April and July dividend payments, requiring the use of line of credit borrowings for a portion of the first nine months of 2015.  Each time, the Company was able to repay the borrowings, and it accumulated a cash balance of $1,148 as of September 30, 2015.  This was primarily due to proceeds from the long-term debt issue in July and lower income taxes paid than would have been required without the implementation of the IRS TPR.  The Company expects the cash balance to be fully utilized in 2015 or the first quarter of 2016, after which the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues which was true for the period ended September 30, 2015.  At times, it is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first nine months of 2015, the Company generated $13,616 internally from operations as compared to the $13,954 it generated in the first nine months of 2014.  The reduction was primarily due to higher income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2015, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2015.  In May 2015, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2017.  In June 2015, the Company renewed its $5,000 committed line of credit and extended the maturity date to June 2016.

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

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 44.9% as of September 30, 2015, compared with 44.8% as of December 31, 2014.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has seen an increase in its deferred income tax liability amounts as a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense and the implementation of the IRS TPR.  Despite the expiration of bonus depreciation, the Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated depreciation or TPR.

The Company filed for a change in accounting method under the IRS TPR when its 2014 income tax return was filed in the third quarter of 2015.  The Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects an effective tax rate of 30% to 33% each year based on current asset improvement estimates.  The effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2015.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 55.1% as of September 30, 2015, compared with 55.2% as of December 31, 2014.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

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

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2015.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2017), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2017 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2016 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2015.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 6 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.05% during the three months ended September 30, 2015 and 0.07% during the nine months ended September 30, 2015.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 4 to the financial statements included herein for additional information regarding the interest rate swap.

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

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended September 30, 2015.

The following table summarizes the Company's purchases of its common stock for the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31, 2015	20,259	$21.27	20,259	802,757
Aug. 1 – Aug. 31, 2015	51,184	$20.80	51,184	751,573
Sept. 1 – Sept. 30, 2015	47,369	$21.10	47,369	704,204
Total	118,812	$21.00	118,812	704,204

The Company's loan agreements contain various covenants and restrictions regarding dividends and share repurchases.  As of September 30, 2015, management believes it was in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding these restrictions.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: November 6, 2015	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: November 6, 2015	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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