Form 10-K
period 2015-12-31
YORK WATER CO
filed 2016-03-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ YES		☒ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES		☒ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES		☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES		☐ NO
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒ NO
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2015 was $268,720,487.
As of March 7, 2016 there were 12,826,147 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2016 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

·	changes in weather, including drought conditions or extended periods of heavy rainfall;
·	levels of rate relief granted;
·	the level of commercial and industrial business activity within the Company's service territory;
·	construction of new housing within the Company's service territory and increases in population;
·	changes in government policies or regulations, including the tax code;
·	the ability to obtain permits for expansion projects;
·	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
·	changes in economic and business conditions, including interest rates, which are less favorable than expected;
·	loss of customers;
·	changes in, or unanticipated, capital requirements;
·	the impact of acquisitions;
·	changes in accounting pronouncements;
·	changes in the Company's credit rating or the market price of its common stock;
·	the ability to obtain financing; and
·	other matters set forth in Item 1A, "Risk Factors" of this Annual Report.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of December 31, 2015, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 194,000 as of December 31, 2015.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The federal Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency, or EPA, to develop national quality standards.  Regulations issued under the Act, and its amendments, set standards on the amount of certain contaminants allowable in drinking water.  Current requirements are not expected to have a material impact on the Company's operations or financial condition as it already meets or exceeds standards.  In the future, the Company may be required to change its method of treating drinking water, and may incur additional capital investments if new regulations become effective.

Under the requirements of the Pennsylvania Safe Drinking Water Act, or SDWA, the Pennsylvania Department of Environmental Protection, or DEP, monitors the quality of the finished water supplied to customers.  The DEP requires the Company to submit weekly reports showing the results of daily bacteriological and other chemical and physical analyses. As part of this requirement, the Company conducts over 70,000 laboratory tests annually.  Management believes that the Company complies with the standards established by the agency under the SDWA.  The DEP assists the Company by regulating discharges into the Company's watershed area to prevent and eliminate pollution.

The federal Groundwater Rule became effective December 1, 2009 with implementation for community water supplies serving between 100 and 500 customers before April 1, 2012.  This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection.  The Company holds public water supply permits issued by the DEP, which establishes the groundwater source operating conditions for its wells, including demonstrated 4-log treatment of viruses.  All of the satellite systems operated by the Company are in compliance with the federal Groundwater Rule.  The Company plans to make modifications at one of these systems to more reliably and consistently demonstrate 4-log treatment of viruses.

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

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company's impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company's dams approximately every year.  The DEP most recently inspected the Company's dams in April 2014 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP's recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management has met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to begin armoring one of the dams between 2017 and 2019.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5 million.

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

Growth

During the five year period ended December 31, 2015, the Company continued to grow the number of customers and its distribution facilities.

The following table sets forth certain of the Company's summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Revenues
Residential	$29,682	$29,079	$26,796	$26,114	$25,693
Commercial and industrial	13,822	13,267	12,299	12,114	11,820
Other	3,585	3,554	3,288	3,219	3,116
Total	$47,089	$45,900	$42,383	$41,447	$40,629

Average daily water consumption (gallons per day)	18,507,000	18,327,000	19,094,000	18,553,000	18,465,000

Miles of water mains at year-end	958	951	945	940	929

Additional water distribution mains installed/acquired (ft.)	40,873	28,523	28,051	59,653	17,212

Wastewater collection mains acquired (ft.)	-	28,250	-	14,820	-

Number of customers at year-end	66,087	65,102	64,118	63,779	62,738

Population served at year-end	194,000	192,000	190,000	189,000	187,000

Executive Officers of the Registrant

The Company presently has 104 full time employees including the officers detailed in the information set forth under the caption "Executive Officers of the Company" of the 2016 Proxy Statement incorporated herein by reference.

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

Some scientific experts are predicting a worsening of weather volatility in the future, possibly created by the climate change greenhouse gases.  Changing severe weather patterns could require additional expenditures to reduce the risk associated with any increasing storm, flood and drought occurrences.

The issue of climate change is receiving ever increasing attention worldwide.  Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services.  The changes may result in lower revenue, the need for additional capital expenditures, or increased costs.  Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations.  Although any potential expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the PPUC would approve rate increases to enable us to recover such expenditures and costs.  We cannot assure you that our costs of complying with any climate change related measures will not harm our business, financial condition, or results of operations.

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

Computers and the Internet have led to increased productivity and improved customer service.  Unfortunately, progress in this area has brought with it cybersecurity risks.  Recently, the frequency and severity of cyber attacks on companies has increased resulting in a disruption to business operations and the corruption or misappropriation of proprietary data.  We have and will continue to bear increased costs for security precautions to protect our information technology.  However, if such an attack was to occur and could not be prevented, customer information could be misappropriated, our networks may be down for an extended period of time disrupting our business, and it could require costly replacement of hardware and software.  We carry cyber liability insurance, however, our limits may not be sufficient to cover all losses or liabilities.

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

Standard & Poor's Ratings Services rates our outstanding debt and has given a credit rating to us.  Their evaluations are based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting.  Failure to maintain our current credit rating could adversely affect our cost of funds and related liquidity.

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

The Company also owns three satellite water systems in Adams County, Pennsylvania.  The Carroll Valley Water System consists of two groundwater wells capable of providing a safe yield of approximately 100,000 gallons per day with a current average daily consumption of 12,000 gallons per day.  The Western Cumberland Water System (formerly Lincoln Estates) consists of three groundwater wells capable of providing a safe yield of 144,000 gallons per day with a current average daily consumption of 18,000 gallons per day.  The Eastern Cumberland Water System (formerly The Meadows) consists of two groundwater wells capable of providing a safe yield of 122,000 gallons per day with a current average daily consumption of 17,000 gallons per day.

As of December 31, 2015, the Company's present average daily availability was 35.4 million gallons, and daily consumption was approximately 18.5 million gallons.

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

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a stated capacity of 31.0 million gallons per day with a maximum supply of 42.0 million gallons per day for short periods if necessary.  Based on an average daily consumption in 2015 of approximately 18.5 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2005, the Company performed a capacity study of the filtration plant, and in 2007, began upgrading the facility to increase capacity to meet peak demands, for operational redundancy, and for future growth.  The current phase of the upgrade, replacement of the filter media, began in 2013 and is expected to be completed in 2016.

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

Distribution and Collection

The distribution system of the Company has approximately 958 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 31 booster stations and 33 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

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

Market for Common Stock and Dividends

The common stock of The York Water Company is traded on the NASDAQ Global Select Market (Symbol "YORW").  Quarterly price ranges and cash dividends per share for the last two years follow:

	2015			2014
	High	Low	Dividend*	High	Low	Dividend*
1st Quarter	$24.97	$21.08	$0.1495	$21.50	$19.45	$0.1431
2nd Quarter	25.99	20.69	0.1495	20.98	19.00	0.1431
3rd Quarter	22.72	19.69	0.1495	21.20	18.85	0.1431
4th Quarter	26.67	20.93	0.1555	24.25	19.75	0.1495

*Cash dividends per share reflect dividends declared at each dividend date.

Prices listed in the above table are sales prices as listed on the NASDAQ Global Select Market.  Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2015 numbered approximately 2,007.

Dividend Policy

Dividends on the Company's common stock are declared by the Board of Directors and are normally paid in January, April, July and October.  Dividends are paid based on shares outstanding as of the stated record date, which is ordinarily the last day of the calendar month immediately preceding the dividend payment.

The dividend paid on the Company's common stock on January 15, 2016 was the 580th consecutive dividend paid by the Company.  The Company has paid consecutive dividends for its entire history, since 1816.  The policy of the Company's Board of Directors is currently to pay cash dividends on a quarterly basis.  The dividend rate has been increased annually for nineteen consecutive years.  The Company's Board of Directors declared dividend number 581 in the amount of $0.1555 per share at its February 2016 meeting.  The dividend is payable on April 15, 2016 to shareholders of record as of February 29, 2016.  Future cash dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

Purchases of Equity Securities by the Company

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended December 31, 2015.

The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31, 2015	2,200	$22.93	2,200	702,004
Nov. 1 – Nov. 30, 2015	-	$-	-	702,004
Dec. 1 – Dec. 31, 2015	-	$-	-	702,004
Total	2,200	$22.93	2,200	702,004

The Company's loan agreements contain various covenants and restrictions regarding dividends and share repurchases.  As of December 31, 2015, management believes it was in compliance with all of these restrictions.  See Note 4 for additional information regarding these restrictions.

The Company will fund repurchases under the share repurchase program with internally generated funds and borrowings under its credit facilities, if necessary.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2010 through 2015, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S&P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, American Water, Aqua America, Artesian Resources, California Water Service, Connecticut Water, Middlesex Water and San Jose Water.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
2010 - 2015

250.00
200.00
150.00
100.00
50.00
0.00
2010
2011
2012
2013
2014
2015
The York Water Company
S&P 500 Index - Total Returns
Peer Group

Item 6.	Selected Financial Data.

(All dollar amounts are stated in thousands of dollars.)

	Summary of Operations
For the Year	2015	2014	2013	2012	2011

Operating revenues	$47,089	$45,900	$42,383	$41,447	$40,629
Operating expenses	24,428	23,823	21,622	20,874	20,754
Operating income	22,661	22,077	20,761	20,573	19,875
Interest expense	4,847	4,877	5,162	5,144	5,155
Gain on sale of land	-	316	-	-	-
Other income (expenses), net	(585)	(1,155)	(133)	(520)	(677)
Income before income taxes	17,229	16,361	15,466	14,909	14,043
Income taxes	4,740	4,877	5,812	5,606	4,959
Net income	$12,489	$11,484	$9,654	$9,303	$9,084

Per Share of Common Stock
Book value	$8.51	$8.15	$7.98	$7.73	$7.45
Basic earnings per share	0.97	0.89	0.75	0.72	0.71
Cash dividends declared per share	0.6040	0.5788	0.5580	0.5391	0.5266
Weighted average number of shares outstanding during the year	12,831,687	12,879,912	12,928,040	12,847,160	12,734,420

Utility Plant
Original cost, net of acquisition adjustments	$325,691	$313,003	$298,670	$289,579	$278,344
Construction expenditures	13,844	14,139	9,852	11,543	9,472

Other
Total assets	$313,491	$304,339	$282,529	$282,490	$274,219
Long-term debt including current portion	87,305	84,885	84,928	84,975	85,017

For Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to Item 7 of this Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also operates two wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse effect on revenues.  Market conditions and the economy in general remain sluggish.  While there was little organic growth in the customer base in 2015, total water usage per customer declined by only 0.1% compared to 2014.

The Company increased revenues in 2015 compared to 2014 due to an 11.7% rate increase effective February 28, 2014, an interconnection with a neighboring municipality to provide water due to an emergency event, and growth in the customer base as a result of acquisitions.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2015, operating revenue was derived from the following sources and in the following percentages: residential, 63%; commercial and industrial, 29%; and other, 8% which is primarily from the provision for fire service and other water and wastewater service-related income.  The customer mix helps to reduce volatility in consumption.

The Company seeks to grow revenues by increasing the volume of water sold through increases in the number of customers served, making timely and prudent investments in infrastructure replacements, expansion and improvements, and timely filing for rate increases.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as through contractual services and bulk water supply.  The Company's wastewater business provides additional opportunities to expand.

The Company has entered into agreements with several municipalities to provide sewer billing services.  The Company also has a service line protection program on a targeted basis.  Opportunities to expand both initiatives are being pursued to further diversify the business.

In addition to increasing revenue, the Company consistently focuses on minimizing costs without sacrificing water quality or customer service.  Paperless billing, negotiation of favorable electric and banking costs, as well as taking advantage of the IRS tangible property regulations are examples of some of the Company's efforts to minimize costs.

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

The Company's performance in 2015 was strong under the above measures.  Residual increases from a prior year rate filing, higher consumption from an interconnection with a neighboring municipality, and increases in the number of customers mostly as a result of acquisitions resulted in higher revenue and offset the higher operating expenses recorded in 2015.  The Company also benefited from a decrease in other net expenses and lower income taxes despite higher income due to the effects of the IRS tangible property regulations, or TPR.  The overall effect was an increase in net income in 2015 over 2014 of 8.8% and a return on year end common equity of 11.5%, its highest level in more than five years.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company's ratio averaged 23.1%.  In 2015, the ratio was higher than the average at 26.5% due to the higher net income resulting from higher revenue and lower income taxes.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

Results of Operations

2015 Compared with 2014

Net income for 2015 was $12,489, an increase of $1,005, or 8.8%, from net income of $11,484 for 2014.  The primary contributing factors to the increase in net income were higher operating revenues, lower retirement expenses and reduced charitable contributions.  The increased income was partially offset by higher operating expenses and a non-recurring prior year gain on the sale of land.

Operating revenues for the year increased $1,189, or 2.6%, from $45,900 for 2014 to $47,089 for 2015.  The primary reason for the increase was a rate increase effective February 28, 2014.  Additionally, revenues increased from an interconnection with a neighboring municipality to provide water due to an emergency event and from an increase in customers.  The average number of customers served in 2015 increased as compared to 2014 by 894 customers, from 64,773 to 65,667 customers, due primarily to recent acquisitions.  Total per capita consumption for 2015 was 0.1% lower than last year.  The Company expects revenues for 2016 to show a modest increase over 2015 due to an increase in the number of water and wastewater customers due to recently announced acquisitions.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the year increased $605, or 2.5%, from $23,823 for 2014 to $24,428 for 2015.  The increase was primarily due to higher depreciation expense of approximately $219, increased water treatment chemical usage of approximately $131 due to weather conditions, and higher pension expense of approximately $118.  Also adding to the increase were higher expenses of approximately $71 for sediment hauling and a survey of piping at the water treatment plant, $45 for insurance, $33 for information technology strategic planning and $31 for credit card fees due to increased on-line payments.  The increased expenses were partially offset by a reduction of $32 for power.  Other expenses decreased by a net of $11.  In 2016, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.

Interest expense on debt for 2015 decreased $34, or 0.7%, from $5,087 for 2014 to $5,053 for 2015.  The decrease was due to the 2014 bond refinancing at a lower interest rate. The decrease was partially offset by an increase in interest due to additional long-term debt outstanding.  Interest expense for 2016 is expected to increase due to the increase in long-term debt outstanding (see Note 4 to the financial statements) and possible line of credit borrowings.

Allowance for funds used during construction decreased $4, from $210 in 2014 to $206 in 2015, due to a lower volume of eligible construction.  Allowance for funds used during construction in 2016 is expected to show a modest increase based on a projected increase in the amount of eligible construction.

A non-recurring gain on the sale of land of $316 was recorded in 2014 as a result of a PennDOT realignment project which included a portion of the Company's distribution facility property.  No additional land sales are anticipated at this time.

Other income (expenses), net for 2015 reflects reduced expenses of $570 as compared to 2014.  The net change was primarily due to reduced retirement expense of $443 and lower charitable contributions of $296.  The reduced expenses were partially offset by lower earnings on life insurance policies of approximately $165.  Other expenses aggregating approximately $4 increased as compared to 2014.  In 2016, other income (expenses) will largely be determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2015 decreased $137, or 2.8%, compared to 2014 due to the continued tax benefit of the IRS TPR.  (See the Income Taxes, Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.)  The Company's effective tax rate was 27.5% for 2015 and 29.8% for 2014.  The Company expects the effective tax rate to be approximately 28% to 32% in 2016 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.

2014 Compared with 2013

Net income for 2014 was $11,484, an increase of $1,830, or 19.0%, from net income of $9,654 for 2013.  The primary contributing factors to the increase in net income were higher operating revenues and lower income taxes which were partially offset by higher operating and retirement expenses.

Operating revenues for 2014 increased $3,517, or 8.3%, from $42,283 for 2013 to $45,900 for 2014.  The primary reason for the increase was an 11.7% rate increase effective February 28, 2014.  Total per capita consumption for the year was 0.4% lower than 2013.  The average number of water customers served in 2014 increased as compared to 2013 by 429 customers, from 63,774 to 64,203 customers.  The average number of wastewater customers served in 2014 increased as compared to 2013 by 340 customers, from 230 to 570 customers, due to the East Prospect acquisition.

Operating expenses for 2014 increased $2,201, or 10.2%, from $21,622 for 2013 to $23,823 for 2014.  The increase was primarily due to higher pension expense of approximately $589 and increased salary and wage expense of approximately $489.  Also adding to the increase were higher expenses of $188 for depreciation, $165 for health insurance, $139 for general insurance, $118 for wastewater treatment, $114 for rate case expenses, $90 for accounting services and $80 for distribution system maintenance.  Other expenses increased by a net of $299.  The increase was partially offset by higher capitalized overhead of $70.

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

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Earnings in excess of the regulatory benchmark prevented the collection of a distribution system improvement charge in 2015, and the Company anticipates it will do so again in 2016.  It also may lengthen the amount of time until filing the next rate increase request.  When the Company does file for its next rate increase, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.

Acquisitions

See Note 2 to the Company's financial statements included herein for a discussion of completed acquisitions included in financial results.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the fourth quarter of 2016 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

On July 16, 2015, the Company signed an agreement to purchase the water assets of Crestview Mobile Home Park in York County, Pennsylvania.  PPUC approval was granted in January 2016.  Completion of this acquisition is expected in March 2016, at which time the Company will begin serving approximately 120 new customers through an interconnection with its current distribution system.

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

On January 18, 2016, the Company signed an agreement to purchase the wastewater collection assets of West York Borough in York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the fourth quarter of 2016 at which time the Company will add approximately 1,700 wastewater customers.

In total, these acquisitions are expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and water and wastewater acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

During 2015, the Company invested $13,844 in construction expenditures for routine items and further upgrades to its water treatment facilities as well as various replacements of infrastructure.  The Company replaced and relined approximately 42,000 feet of main in 2015.  In addition, the Company invested $352 in the acquisition of water systems during 2015.  The Company was able to fund construction expenditures and acquisitions using internally-generated funds, proceeds from its stock purchase plans, and proceeds from its long-term debt issue.  See Notes 4 and 5 to the Company's financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2016 and 2017 of approximately $20,100 and $13,100, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2016 and 2017 expenditures will be for additional main extensions, further upgrades to water and wastewater treatment facilities, an additional raw water pumping station and force main, the beginning of armoring one of the dams, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2016 and 2017 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company's financial statements included herein).  Customer advances and contributions are expected to account for less than 5% of funding requirements in 2016 and 2017.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2016, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand after three separate significant cash outflows, specifically a $2,300 contribution to its pension trusts and April and July dividend payments, requiring the use of line of credit borrowings for a portion of the year ended December 31, 2015.  Each time, the Company was able to repay the borrowings, and it accumulated a cash balance of $2,879 as of December 31, 2015.  This was primarily due to proceeds from the long-term debt issue in July and lower income taxes paid than would have been required without the implementation of the IRS TPR.  The Company expects the cash balance to be fully utilized in 2016, after which the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2015, the accounts receivable balance decreased despite an increase in revenue as the Company experienced an improvement in the timeliness of payments by its customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.  The improvement in the timeliness of payments by customers allowed the Company to reduce its allowance for doubtful accounts in 2015.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In 2015, the Company generated $20,710 internally as compared to $18,766 in 2014 and $18,438 in 2013.  The increase was primarily due to increases in net income, depreciation and lower taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2015, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2015.  The Company plans to renew a $5,000 line of credit that expires in June 2016 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability such as maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2016.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's financial statements included herein for additional information regarding these restrictions.

On July 23, 2015, the York County Industrial Development Authority (the "YCIDA") issued and sold $10,000 aggregate principal amount of YCIDA Exempt Facilities Revenue Bonds, Series 2015 (the "Series 2015 Bonds") for the Company's benefit pursuant to the terms of a trust indenture, dated as of July 1, 2015, between the YCIDA and Manufacturers and Traders Trust Company, as trustee.  The YCIDA then loaned the proceeds of the sale of the Series 2015 Bonds to the Company pursuant to a loan agreement dated as of July 1, 2015, between the Company and the YCIDA, which matches the debt service requirements on the Bonds.  The Bonds, and therefore the loan, bear interest at rates ranging from 4.00% to 4.50% per annum payable semiannually.  The Bonds have stated maturity dates of June 1 of the years 2029, 2032, 2035, 2038, 2042 and 2045 and are subject to optional and mandatory redemption provisions.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting original issue discount and issuance costs, of approximately $9,500.  The net proceeds were used to redeem the PEDFA Series A 2004 Bonds and to fund a portion of the Company's 2015 capital expenditures.

The Company's debt (long-term debt plus current portion of long-term debt) as a percentage of the total capitalization, defined as total common stockholders' equity plus long-term debt (including current portion of long-term debt), was 44.5% as of December 31, 2015, compared with 44.8% as of December 31, 2014.  The Company will likely allow the debt percentage to trend upward until it approaches fifty percent before matching increasing debt with additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 4 to the Company's financial statements included herein for the details of its long-term debt outstanding as of December 31, 2015.

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

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated and bonus depreciation or TPR.

The Company filed for a change in accounting method under the IRS TPR when its 2014 income tax return was filed in the third quarter of 2015.  The Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the "catch-up deduction") and each year going forward, beginning with 2014 (the "ongoing deduction").  As a result of the catch-up deduction, income tax benefits of $4,314 were deferred as a regulatory liability as of December 31, 2014.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities during 2014.  In 2015, upon final determination of the TPR amounts for its income tax return, the Company reclassified the portion of TPR related to dispositions to deferred taxes and deferred tax liabilities in compliance with the IRS regulations.  The Company will seek approval from the PPUC in its next rate filing to amortize the remaining catch-up deduction of $3,887, recorded as a regulatory liability.

As a result of the ongoing deduction, the net income tax benefits of $1,438 and $1,342 for the years ended December 31, 2015 and 2014, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future, resulting in an effective tax rate of 28% to 32%.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period.

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2015.  See Note 3 to the Company's financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 55.5% as of December 31, 2015, compared with 55.2% as of December 31, 2014.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On March 20, 2015, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2016, the Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Dividends

During 2015, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 62.0% and 37.1%, respectively.  During 2014, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 64.8% and 39.4%, respectively.  During the fourth quarter of 2015, the Board of Directors increased the dividend by 4.0% from $0.1495 per share to $0.1555 per share per quarter.  This was the nineteenth consecutive annual dividend increase and the 200th consecutive year of paying dividends.

The Company's Board of Directors declared a dividend in the amount of $0.1555 per share at its February 2016 meeting. The dividend is payable on April 15, 2016 to shareholders of record as of February 29, 2016.  While the Company expects to maintain this dividend amount in 2016, future dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

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

Contractual Obligations

The following summarizes the Company's contractual obligations by period as of December 31, 2015:

	Payments due by period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Long-term debt obligations (a)	$87,542	$44	$12,088	$17,530	$57,880

Interest on long-term debt (b)	64,226	4,720	9,440	7,185	42,881

Purchase obligations (c)	2,031	1,818	142	71	-

Defined benefit obligations (d)	4,600	2,300	2,300	-	-

Deferred employee benefits (e)	5,314	277	522	445	4,070

Other deferred credits (f)	3,067	333	549	475	1,710
Total	$166,780	$9,492	$25,041	$25,706	$106,541

(a)
Represents debt maturities including current maturities.  Included in the table is a potential payment of $12,000 in Year 2 on the variable rate bonds which would only be due if the bonds were unable to be remarketed.  There is currently no such indication of this happening.  If the bonds are successfully remarketed, they will be due in 2029.

(b)
Excludes interest on the $12,000 variable rate debt as these payments cannot be reasonably estimated.  The interest rate on this issue is reset weekly by the remarketing agent based on then current market conditions.  The interest rate as of December 31, 2015 was 0.02%.

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

(e)	Represents the obligations under the Company's Supplemental Retirement and Deferred Compensation Plans for executives and management.
(f)	Represents the estimated settlement payments to be made under the Company's interest rate swap contract.

In addition to these obligations, the Company makes refunds on Customers' Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  The refund amounts are not included in the above table because the timing cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2026 and amounts not paid by the contract expiration dates become non-refundable and are transferred to Contributions in Aid of Construction.

See Note 9 to the Company's financial statements included herein for a discussion of its commitments.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements. The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include: regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company's pension actuary.  The Company continued to use a compensation increase of 3% in 2015.  In 2016, compensation increases of 2.5% to 3.0% are expected to be used.

The Company adopted a new mortality table in 2014, the RP-2014, using the white collar table for the administrative and general plan and the blue collar table for the union plan.  Using the new mortality table increased the life expectancy of pension plan participants, resulting in a significant increase to the pension benefit obligation, and ultimately, a decline in the Company's funded status of the plans.  In 2015, the Social Security Administration released new underlying data creating an Adjusted RP-2014 mortality table.  In addition, a new mortality improvement scale was released, MP-2015, which the Company also adopted.  These changes partially offset the increase in the pension benefit obligation realized in 2014.

The Company selected its December 31, 2015 and 2014 discount rates based on the Citigroup Pension Liability Index.  This index uses the Citigroup spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company's future pension obligations were determined using a discount rate of 4.20% at December 31, 2015 and 3.80% at December 31, 2014.

Adopting a new mortality table that represents a decrease in life expectancy and choosing a higher discount rate normally decreases the amount of pension expense and the corresponding liability.  In the case of the Company, these items change its liability, but do not have an impact on its pension expense.  The PPUC, in a previous rate settlement, agreed to grant recovery of the Company's contribution to the pension plans in customer rates.  As a result, under the accounting standards regarding rate-regulated activities, expense in excess of the Company's pension plan contribution can be deferred as a regulatory asset and expensed as contributions are made to the plans and are recovered in customer rates.  Therefore, these changes affect regulatory assets rather than pension expense.

The Company's estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 7% as its estimate of expected return on assets in both 2015 and 2014.  The Company plans to reduce the expected return in 2016, as estimates of asset returns over the next several years are expected to be weaker than they have been in the past.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company's expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  As of February 2016, the Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2017), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2017 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2016 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2015.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as discussed in Note 4 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

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

	Expected Maturity Date
Liabilities	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$44	$44	$44	$11,030	$6,500	$57,880	$75,542	$90,000
Average interest rate	1.00%	1.00%	1.00%	9.89%	10.05%	5.14%	6.25%

Variable Rate	-	$12,000	-	-	-	-	$12,000	$12,000
Interest rate	0.02%	0.02%	-	-	-	-	0.02%

	Expected Maturity Date
Interest Rate Derivatives	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$2,511
Variable to Fixed *	$333	$289	$260	$245	$230	$1,710	$3,067
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.38%	0.75%	1.01%	1.11%	1.23%	1.55%	1.31%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan potentially due in 2017, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of the date of this report, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  The interest rate of 0.02% on the $12,000 variable rate loan represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2015.  This rate is used for 2016 and 2017, but it may not be indicative of the actual rate.

Other than the interest rate swap, the Company has no other derivative instruments used for any purpose, no additional financial instruments with significant credit risk, and no material exposure to currency or commodity risk.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
The York Water Company

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2015 and 2014, and the related statements of income, common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The York Water Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
York, Pennsylvania
March 8, 2016

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2015	Dec. 31, 2014

ASSETS
UTILITY PLANT, at original cost	$329,415	$316,525
Plant acquisition adjustments	(3,724)	(3,522)
Accumulated depreciation	(64,271)	(59,809)
Net utility plant	261,420	253,194

OTHER PHYSICAL PROPERTY,
net of accumulated depreciation of $329 in 2015 and $286 in 2014	769	765

CURRENT ASSETS:
Cash and cash equivalents	2,879	1,488
Restricted cash	-	7
Accounts receivable, net of reserves of $315 in 2015 and $325 in 2014	3,535	3,991
Unbilled revenues	2,614	2,377
Recoverable income taxes	1,049	957
Materials and supplies inventories, at cost	771	771
Prepaid expenses	729	584
Deferred income taxes	215	1,058
Total current assets	11,792	11,233

OTHER LONG-TERM ASSETS:
Deferred debt expense	2,743	2,573
Notes receivable	255	266
Deferred regulatory assets	32,996	32,614
Other assets	3,516	3,694
Total other long-term assets	39,510	39,147

Total Assets	$313,491	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2015	Dec. 31, 2014

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,812,377 shares in 2015 and 12,830,521 shares in 2014	$77,317	$77,556
Retained earnings	31,753	27,007
Total common stockholders' equity	109,070	104,563

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	87,261	84,842

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	44	43
Accounts payable	1,772	1,589
Dividends payable	1,708	1,647
Accrued compensation and benefits	1,174	1,078
Accrued interest	976	1,027
Other accrued expenses	523	546
Total current liabilities	6,197	5,930

DEFERRED CREDITS:
Customers' advances for construction	7,500	10,712
Deferred income taxes	50,495	46,024
Deferred employee benefits	11,079	13,727
Other deferred credits	6,959	7,489
Total deferred credits	76,033	77,952

Contributions in aid of construction	34,930	31,052

Total Stockholders' Equity and Liabilities	$313,491	$304,339

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

OPERATING REVENUES:
Residential	$29,682	$29,079	$26,796
Commercial and industrial	13,822	13,267	12,299
Other	3,585	3,554	3,288
	47,089	45,900	42,383

OPERATING EXPENSES:
Operation and maintenance	8,066	7,968	7,350
Administrative and general	9,082	8,812	7,406
Depreciation and amortization	6,151	5,932	5,744
Taxes other than income taxes	1,129	1,111	1,122
	24,428	23,823	21,622

Operating income	22,661	22,077	20,761

OTHER INCOME (EXPENSES):
Interest on debt	(5,053)	(5,087)	(5,244)
Allowance for funds used during construction	206	210	82
Gain on sale of land	-	316	-
Other income (expenses), net	(585)	(1,155)	(133)
	(5,432)	(5,716)	(5,295)

Income before income taxes	17,229	16,361	15,466

Income taxes	4,740	4,877	5,812

Net Income	$12,489	$11,484	$9,654

Basic Earnings Per Share	$0.97	$0.89	$0.75

Cash Dividends Declared Per Share	$0.6040	$0.5788	$0.5580

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2015, 2014 and 2013

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2012	12,918,633	$79,299	$20,526	$99,825
Net income	-	-	9,654	9,654
Dividends	-	-	(7,214)	(7,214)
Retirement of common stock	(94,414)	(1,772)	-	(1,772)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	155,062	3,018	-	3,018
Balance, December 31, 2013	12,979,281	80,545	22,966	103,511
Net income	-	-	11,484	11,484
Dividends	-	-	(7,443)	(7,443)
Retirement of common stock	(282,570)	(5,692)	-	(5,692)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	133,810	2,703	-	2,703
Balance, December 31, 2014	12,830,521	77,556	27,007	104,563
Net income	-	-	12,489	12,489
Dividends	-	-	(7,743)	(7,743)
Retirement of common stock	(121,012)	(2,546)	-	(2,546)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	102,868	2,307	-	2,307
Balance, December 31, 2015	12,812,377	$77,317	$31,753	$109,070

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,489	$11,484	$9,654
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	-	(316)	-
Depreciation and amortization	6,151	5,932	5,744
Increase in deferred income taxes	2,270	4,753	1,939
Other	189	199	213
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(73)	(632)	11
Increase in recoverable income taxes	(92)	(957)	-
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(2,339)	(11,438)	(1,056)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	2,166	11,502	306
Increase (decrease) in accrued interest and taxes	(51)	(1,761)	1,627
Net cash provided by operating activities	20,710	18,766	18,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $115 in 2015, $117 in 2014 and $46 in 2013	(13,844)	(14,139)	(9,852)
Acquisitions of water and wastewater systems	(352)	(369)	(28)
Proceeds from sale of land	-	346	-
Decrease in compensating balance	-	-	500
Decrease in notes receivable	11	40	32
Net cash used in investing activities	(14,185)	(14,122)	(9,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,117	638	733
Repayments of customer advances	(447)	(419)	(313)
Proceeds of long-term debt issues	14,301	14,880	-
Debt issuance costs	(298)	(506)	-
Repayments of long-term debt	(11,886)	(14,923)	(47)
Repurchase of common stock	(2,546)	(5,692)	(1,772)
Issuance of common stock	2,307	2,703	3,018
Dividends paid	(7,682)	(7,402)	(7,156)
Net cash used in financing activities	(5,134)	(10,721)	(5,537)

Net change in cash and cash equivalents	1,391	(6,077)	3,553
Cash and cash equivalents at beginning of period	1,488	7,565	4,012
Cash and cash equivalents at end of period	$2,879	$1,488	$7,565

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,985	$5,007	$5,198
Income taxes	2,155	2,808	1,921

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $720 in 2015, $833 in 2014 and $974 in 2013 for the construction of utility plant.

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

Utility Plant and Depreciation

The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2015 and 2014, utility plant includes a net credit acquisition adjustment of $3,724 and $3,522, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $58 in 2015, $54 in 2014, and $50 in 2013.

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

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2015	2014	of remaining lives
Mains and accessories	$170,991	$164,627	10 – 83 years
Services, meters and hydrants	66,267	63,479	19 – 55 years
Operations structures, reservoirs and water tanks	44,739	43,654	12 – 38 years
Pumping and treatment equipment	27,664	25,616	3 – 34 years
Office, transportation and operating equipment	11,725	11,216	3 – 21 years
Land and other non-depreciable assets	3,172	3,166	-
Utility plant in service	324,558	311,758
Construction work in progress	4,857	4,767	-
Total Utility Plant	$329,415	$316,525

The effective rate of depreciation was 2.24% in 2015, 2.26% in 2014, and 2.28% in 2013 on average utility plant, net of customers' advances and contributions. Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Restricted Cash

The Company served as the custodian for an escrow account that was used to rehabilitate a neighborhood within the service territory of the Company.  The deposits made by various community organizations were classified as restricted cash on the balance sheets of the Company.  The project was completed and the remaining cash was disbursed in 2015.

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

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining Recovery
	2015	2014	Periods
Assets
Income taxes	$18,389	$15,800	Various
Postretirement benefits	9,819	12,493	5 – 10 years
Unrealized swap losses	2,481	2,561	1 – 14 years
Utility plant retirement costs	2,247	1,561	5 years
Service life study expenses	3	5	2 years
Rate case filing expenses	57	194	1 years
	32,996	32,614
Liabilities
IRS TPR catch-up deduction	3,887	4,314	Not yet known
Income taxes	776	806	1 – 50 years
	$4,663	$5,120

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

Postretirement benefits include the difference between contributions and deferred pension expense and the underfunded status of the pension plans.  The underfunded status represents the difference between the projected benefit obligation and the fair market value of the assets.  This asset is expected to be recovered in future years as additional contributions are made or market conditions improve.  The recovery period is dependent on contributions made to the plans, plan asset performance and the discount rate used to value the obligations.  The period is estimated at between 5 and 10 years.

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 14 years.

Utility plant retirement costs, including cost of removal, represents costs already incurred which are expected to be recovered over a five-year period in rates, through depreciation expense.  Service life study and rate case filing expenses are deferred and amortized over their remaining lives of two and one years, respectively.

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits realized on the Company's 2014 income tax return for qualifying capital expenditures made prior to 2014.  In 2015, upon final determination of the TPR amounts for its income tax return, the Company reclassified the portion of TPR related to dispositions to deferred taxes and deferred tax liabilities in compliance with the IRS regulations.  The Company will seek approval from the PPUC in its next rate filing to amortize the remaining catch-up deduction.

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

Customers' Advances for Construction

Customer advances are cash payments from developers, municipalities, customers or builders for construction of utility plant, and are refundable upon completion of construction, as operating revenues are earned.  If the Company loans funds for construction to the customer, the refund amount is credited to the note receivable rather than paid out in cash.  After all refunds to which the customer is entitled are made, any remaining balance is transferred to contributions in aid of construction.  From 1986 to 1996 when customer advances were taxable income to the Company, additional funds were collected from customers to cover the taxes.  Those funds were recorded as a liability within Customer Advances for Construction and are being amortized as deferred income over the tax life of the underlying assets.

Contributions in Aid of Construction

Contributions in Aid of Construction is composed of (i) direct, non-refundable contributions from developers, customers or builders for construction of water infrastructure and (ii) customer advances that have become non-refundable.  Contributions in aid of construction are deducted from the Company's rate base, and therefore, no return is earned on property financed with contributions.  The PPUC requires that contributions received remain on the Company's balance sheets indefinitely as a long-term liability.

Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to convert its variable-rate debt to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  The Company has designated the interest rate swap agreement as a cash flow hedge, classified as a financial derivative used for non-trading activities.

The accounting standards regarding accounting for derivatives and hedging activities require companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheets.  In accordance with the standards, the interest rate swap is recorded on the balance sheets in other deferred credits at fair value.

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $366 in 2015, $368 in 2014, and $366 in 2013.  The overall swap result was a (gain) loss of $285 in 2015, $1,318 in 2014, and $(830) in 2013.  During the twelve months ending December 31, 2016, the Company expects to reclassify $328 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2015 and 2014, deferred investment tax credits amounted to $696 and $734, respectively.

The Company filed for a change in accounting method under the IRS TPR when its 2014 income tax return was filed in 2015.  The Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company is permitted to make this deduction for prior years (the "catch-up deduction") and each year going forward, beginning with 2014 (the "ongoing deduction").  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities.  The Company will seek approval from the PPUC in its next rate filing to amortize the remaining catch-up deduction recorded as a regulatory liability.  Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed. AFUDC includes the net cost of borrowed funds and a rate of return on other funds. The PPUC approved rate of 10.04% was applied for 2014 and 2013.  The Company applied a blended rate in 2015 due to its partial use of tax-exempt financing for 2015 construction projects.  The tax-exempt borrowing rates of 4.00% - 4.50% were applied to those expenditures so financed, whereas the approved 10.04% rate was applied to the remainder of 2015 expenditures.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

Impact of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company is currently assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  Early adoption is permitted, and the Company intends to adopt this ASU in the first quarter of 2016.  The Company does not expect the adoption of this standard to have any impact on its results of operations or cash flows, but will result in current deferred income tax asset being presented net with the noncurrent deferred income tax liability on the balance sheets.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU clarifies the required presentation of debt issuance costs.  The standard requires that debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the standard.  This ASU is effective for fiscal years beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect the adoption of this standard to have any impact on its results of operations or cash flows, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities on the balance sheets.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements.  The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements.  Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern.  The ASU is effective for fiscal years ending on or after December 15, 2016 and interim periods thereafter.  The Company will comply with these assessments, but does not expect the adoption of this accounting standard to have any impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption is permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.

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

On February 7, 2014, the Company completed the acquisition of the wastewater facilities of East Prospect Borough Authority in York County, Pennsylvania. The Company began operating the existing collection and treatment facilities on February 8, 2014. The acquisition resulted in the addition of approximately 400 wastewater customers with purchase price and acquisition costs of approximately $281, which is less than the depreciated original cost of the assets. The Company recorded a negative acquisition adjustment of approximately $667 as of December 31, 2014.  In 2015, the Company paid additional acquisition costs of approximately $2 resulting in a decrease of the negative acquisition adjustment to $665.  The Company will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On May 30, 2014, the Company completed the acquisition of the water assets of Forest Lakes Water Association in York County, Pennsylvania. The Company began operating the existing system through an interconnection with its current distribution system on June 2, 2014. The acquisition resulted in the addition of approximately 70 new water customers with purchase price and acquisition costs of approximately $18, which is less than the depreciated original cost of the assets. The Company recorded a negative acquisition adjustment of approximately $9 as of December 31, 2014.  In 2015, the Company paid additional acquisition costs of approximately $2 resulting in a decrease of the negative acquisition adjustment to $7.  The Company will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On November 20, 2014, the Company completed the acquisition of the water assets of Lincoln Estates Mobile Home Park in Adams County, Pennsylvania. The Company began operating the existing system as a satellite location on November 24, 2014. The acquisition resulted in the addition of approximately 200 new water customers with purchase price and acquisition costs of approximately $70, which is less than the depreciated original cost of the assets.  In 2015, the Company recorded a negative acquisition adjustment of approximately $77 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On April 9, 2015, the Company completed the acquisition of the water assets of The Meadows community in Adams County, Pennsylvania.  The Company began operating the existing system as a satellite location on April 13, 2015.  The acquisition resulted in the addition of approximately 90 new water customers with purchase price and acquisition costs of approximately $63, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $159 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On April 22, 2015, the Company completed the acquisition of the water assets of the Paradise Homes Community in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on April 27, 2015.  The acquisition resulted in the addition of approximately 90 new water customers with purchase price and acquisition costs of approximately $36, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $28 and will seek approval from the PPUC to amortize the negative acquisition adjustment over the remaining life of the acquired assets.

On October 19, 2015, the Company completed the acquisition of the water assets of the Newberry Farms Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on October 22, 2015.  The acquisition resulted in the addition of approximately 160 new water customers with purchase price and acquisition costs of approximately $116.

On November 2, 2015, the Company completed the acquisition of Margaretta Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on November 3, 2015.  The acquisition resulted in the addition of approximately 65 new water customers with purchase price and acquisition costs of approximately $133.

3.	Income Taxes

The provisions for income taxes consist of:

	2015	2014	2013
Federal current	$1,873	$96	$2,720
State current	597	28	1,153
Federal deferred	2,131	3,757	1,907
State deferred	177	1,035	71
Federal investment tax credit, net of current utilization	(38)	(39)	(39)
Total income taxes	$4,740	$4,877	$5,812

A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

	2015	2014	2013
Statutory Federal tax provision	$5,858	$5,563	$5,258
State income taxes, net of Federal benefit	511	702	808
IRS TPR ongoing deduction	(1,438)	(1,342)	-
Tax-exempt interest	(37)	(37)	(34)
Amortization of investment tax credit	(38)	(39)	(39)
Cash value of life insurance	71	15	(32)
Domestic production deduction	(190)	-	(154)
Other, net	3	15	5
Total income taxes	$4,740	$4,877	$5,812

The Company filed for a change in accounting method under the IRS TPR when its 2014 income tax return was filed in the third quarter of 2015.  The Company began adjusting its income tax provision for the effects of this change during the fourth quarter of 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the "catch-up deduction") and each year going forward, beginning with 2014 (the "ongoing deduction").  As a result of the catch-up deduction, income tax benefits of $4,314 were deferred as a regulatory liability as of December 31, 2014.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities during 2014.  In 2015, upon final determination of the TPR amounts for its income tax return, the Company reclassified the portion of TPR related to dispositions to deferred taxes and deferred tax liabilities in compliance with the IRS regulations.  The Company will seek approval from the PPUC in its next rate filing to amortize the remaining catch-up deduction of $3,887 recorded as a regulatory liability.  As a result of the ongoing deduction, the net income tax benefits of $1,438 and $1,342 for the years ended December 31, 2015 and 2014, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are summarized in the following table:

	2015	2014
Deferred tax assets:
Reserve for doubtful accounts	$128	$132
Compensated absences	221	209
Deferred compensation	1,465	1,452
Customers' advances and contributions	1	8
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	122	123
Pensions	3,099	4,185
Tax loss carryover	-	836
Contribution carryover	147	183
Other costs deducted for book, not for tax	51	49
Total deferred tax assets	5,234	7,177

Deferred tax liabilities:
Accelerated depreciation	36,210	34,000
Basis differences from IRS TPR	7,196	5,917
Investment tax credit	413	436
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	7,271	6,210
Tax effect of pension regulatory asset	3,986	5,071
Other costs deducted for tax, not for book	438	509
Total deferred tax liabilities	55,514	52,143

Net deferred tax liability	$50,280	$44,966

Reflected on balance sheets as:
Current deferred tax asset	$(215)	$(1,058)
Noncurrent deferred tax liability	50,495	46,024
Net deferred tax liability	$50,280	$44,966

The Company has a contribution carryover of $363.  If not used, this carryover will expire in 2019.

No valuation allowance was required for deferred tax assets as of December 31, 2015 and 2014.  In assessing the soundness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2012 through 2014 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2015, but has not taken any new position in its 2015 income tax provision.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  There were no interest or penalties for the years ended December 31, 2015, 2014, and 2013.

4.	Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2015 and 2014 is summarized in the following table:

	2015	2014

4.05% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	$-	$2,350
5.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series A, due 2016	-	4,950
10.17% Senior Notes, Series A, due 2019	6,000	6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Loan, due 2019	162	205
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	-
Total long-term debt	87,542	84,885
Less discount on issuance of long-term debt	(237)	-
Less current maturities	(44)	(43)
Long-term portion	$87,261	$84,842

Payments due by year:

2016	2017	2018	2019	2020
$44	$12,044	$44	$11,030	$6,500

Payments due in 2017 include potential payments of $12,000 on the variable rate bonds (due 2029) which would only be payable if all of the bonds were tendered and could not be remarketed.  There is currently no such indication of this happening.

Fixed Rate Long-Term Debt

On July 23, 2015, the York County Industrial Development Authority (the "YCIDA") issued and sold $10,000 aggregate principal amount of YCIDA Exempt Facilities Revenue Bonds, Series 2015 (the "Series 2015 Bonds") for the Company's benefit pursuant to the terms of a trust indenture, dated as of July 1, 2015, between the YCIDA and Manufacturers and Traders Trust Company, as trustee.  The YCIDA then loaned the proceeds of the sale of the Series 2015 Bonds to the Company pursuant to a loan agreement dated as of July 1, 2015, between the Company and the YCIDA, which matches the debt service requirements on the Bonds.  The Bonds, and therefore the loan, bear interest at rates ranging from 4.00% to 4.50% per annum payable semiannually.  The Bonds have stated maturity dates of June 1 of the years 2029, 2032, 2035, 2038, 2042 and 2045 and are subject to optional and mandatory redemption provisions.  One such provision allows the Company to redeem all or a portion of the bonds on or after June 1, 2025.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting original issue discount and issuance costs, of approximately $9,500.  The net proceeds were used to redeem the PEDFA Series A 2004 Bonds and to fund a portion of the Company's 2015 capital expenditures.

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

The Series 2014 Bonds contain both optional and special redemption provisions. Under the optional provisions, the Company can redeem all or a portion of the bonds on or after May 1, 2019. Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds beginning on or after May 1, 2014. The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  To date, no bonds that met the special provisions have been tendered for redemption.

Variable Rate Long-Term Debt

On May 7, 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (the "Series A Bonds") for the Company's benefit pursuant to the terms of a trust indenture, dated as of May 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series A Bonds to the Company pursuant to a loan agreement, dated as of May 1, 2008, between the Company and the PEDFA.  The loan agreement provides for a $12,000 loan with a maturity date of October 1, 2029.  Amounts outstanding under the loan agreement are the Company's direct general obligations.  The proceeds of the loan were used to redeem the PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 (the "2004 Series B Bonds").  The 2004 Series B Bonds were redeemed because the bonds were tendered and could not be remarketed due to the downgrade of the bond insurer's credit rating.

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis. The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.06% in 2015 and 0.07%  in 2014.  As of December 31, 2015 and 2014, the interest rate was 0.02% and 0.05%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank") dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company's responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2017.  It is reviewed annually for a potential extension of the expiration date.

The Company may elect to have the Series A Bonds redeemed, in whole or in part, on any date that interest is payable for a redemption price equal to the principal amount thereof plus accrued interest to the date of redemption.  The Series A Bonds are also subject to mandatory redemption for the same redemption price in the event that the IRS determines that the interest payable on the Series A Bonds is includable in gross income of the holders of the bonds for federal tax purposes.

Interest Rate Swap Agreement

In connection with the issuance of the PEDFA 2004 Series B Bonds, the Company entered into an interest rate swap agreement with a counterparty, in the notional principal amount of $12,000.  The Company elected to retain the swap agreement for the 2008 Series A Bonds.  Interest rate swap agreements derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the swap, is reflected on the Company's balance sheets.  See Note 10 for additional information regarding the fair value of the swap.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  On March 20, 2015, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company's interest rate swap was in a liability position as of December 31, 2015.  If a violation was triggered on December 31, 2015, the Company would have been required to pay the counterparty approximately $2,683.

The Company's interest rate swap agreement provides that it pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 3.06% in 2015 and 3.07% in 2014.

As of December 31, 2015, there was a negative spread of 18 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 2.98% (including variable interest and swap payments).  As of December 31, 2014, there was a negative spread of 5 basis point which equated to an overall effective rate of 3.11% (including variable interest and swap payments).

Short-Term Borrowings

As of December 31, 2015, the Company maintained unsecured lines of credit aggregating $29,000 with three banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2017), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2017 and carries an interest rate of LIBOR plus 1.25%.  This line of credit had a compensating balance requirement of $500 which was eliminated in 2013.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2016 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2015 and 2014.

Debt Covenants and Restrictions

The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and acquisition of the Company's stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2015, none of the earnings retained in the business are restricted under these provisions.  The Company's Pennvest Loan is secured by $800 of receivables.  Other than this loan, the Company's debt is unsecured.

The Company's lines of credit require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2015, the Company was in compliance with these covenants.

5.	Common Stock and Earnings Per Share

Earnings per share is based upon the weighted average number of shares outstanding of 12,831,687 in 2015, 12,879,912 in 2014, and 12,928,040 in 2013.  The Company does not have dilutive securities outstanding.

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2015, 2014 and 2013 were 7,417, 7,431 and 6,711, respectively.  As of December 31, 2015, 80,711 authorized shares remain unissued under the plan.

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

Shares issued under the 2008 Dividend Reinvestment and Direct Stock Purchase and Sale Plan during 2013 were 112,163.  No shares were issued under this Plan after October 30, 2013.

On October 1, 2013, the Company filed a Registration Statement on Form S-3 with the SEC to authorize 500,000 shares to be issued under the new Prospectus for the Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  Other provisions of the plan were left substantially unchanged.  The Registration Statement was declared effective by the SEC on October 31, 2013.  Shares issued in 2015, 2014 and 2013 under the new Prospectus were 95,451, 126,379 and 36,188, respectively.  As of December 31, 2015, 241,982 authorized shares remain unissued under the plan.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During 2015, 2014 and 2013, the Company repurchased and retired 121,012, 282,570 and 94,414 shares, respectively.  As of December 31, 2015, 702,004 shares remain available for repurchase.

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

The following table sets forth the plans' funded status as of December 31, 2015 and 2014.  The measurement of assets and obligations of the plans is as of December 31, 2015 and 2014.

Obligations and Funded Status At December 31	2015	2014

Change in Benefit Obligation
Pension benefit obligation beginning of year	$40,884	$32,054
Service cost	1,166	952
Interest cost	1,515	1,444
Actuarial (gain) loss	(2,873)	7,762
Plan amendments	-	(210)
Benefit payments	(1,223)	(1,118)
Pension benefit obligation end of year	39,469	40,884

Change in Plan Assets
Fair value of plan assets beginning of year	30,575	27,102
Actual return on plan assets	183	2,409
Employer contributions	2,300	2,182
Benefits paid	(1,223)	(1,118)
Fair value of plan assets end of year	31,835	30,575

Funded Status of Plans at End of Year	$(7,634)	$(10,309)

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs to be adjustments to shareholders' equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges to accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The liability for the funded status of the Company's pension plans is recorded in "Deferred employee benefits" on its balance sheets.

In 2015, the plans recognized an actuarial gain due to the 40 basis point increase in the discount rate and the adoption of an adjusted RP-2014 mortality table and improvement scale which lessened the impact of the RP-2014 mortality table.  In 2014, the actuarial loss grew substantially due to the 85 basis point decline in the discount rate, and a change in mortality tables to the RP-2014 (White Collar and Blue Collar) which increased the life expectancy of plan participants.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2015	2014
Net (gain) loss arising during the period	$(826)	$7,339
Recognized net actuarial loss	(705)	(126)
Recognized prior service credit (cost)	13	(197)
Total changes in regulatory asset during the year	$(1,518)	$7,016

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2015	2014
Net loss	$10,447	$11,978
Prior service (credit) cost	(127)	(140)
Regulatory asset	$10,320	$11,838

Components of Net Periodic Benefit Cost are as follows:

	2015	2014	2013
Service cost	$1,166	$952	$1,188
Interest cost	1,515	1,444	1,280
Expected return on plan assets	(2,229)	(1,986)	(1,644)
Amortization of loss	705	126	698
Amortization of prior service (credit) cost	(13)	(13)	10
Rate-regulated adjustment	1,156	1,659	61
Net periodic benefit cost	$2,300	$2,182	$1,593

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2015, the deferral decreased $1,156.

The estimated costs for the defined benefit pension plans relating to the December 31, 2015 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$554
Net prior service credit	(13)
541

The Company plans to contribute $2,300 to the plans in 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2016	2017	2018	2019	2020	2021-2025
$1,591	$1,592	$1,725	$1,862	$1,875	$10,785

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2015	2014
Projected benefit obligation	$39,469	$40,884
Fair value of plan assets	31,835	30,575

	2015	2014
Accumulated benefit obligation	$36,302	$37,500
Fair value of plan assets	31,835	30,575

Weighted-average assumptions used to determine benefit obligations at December 31:

	2015	2014
Discount rate	4.20%	3.80%
Rate of compensation increase	2.50% - 3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2015	2014	2013
Discount rate	3.80%	4.65%	3.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The fair values of the Company's pension plan assets at December 31, 2015 and 2014 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2015	2014	2015	2014	2015	2014
Cash and Money Market Funds (a)	$1,205	$1,064	$1,205	$1,064	$-	$-
Equity Securities:
Common Equity Securities (b)	2,686	3,031	2,686	3,031	-	-
Equity Mutual Funds (c)	18,017	16,380	18,017	16,380	-	-
Fixed Income Securities:
U.S. Treasury Obligations	833	831	-	-	833	831
Corporate and Foreign Bonds (d)	3,427	1,620	-	-	3,427	1,620
Fixed Income Mutual Funds (e)	5,667	7,649	5,667	7,649	-	-
Total Plan Assets	$31,835	$30,575	$27,575	$28,124	$4,260	$2,451

(a)	The portfolios are designed to keep approximately three months of distributions in immediately available funds. The Company was more heavily-weighted in cash as of December 31, 2015 due to market volatility.

(b)	This category includes investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, materials, industrials and energy. The individual stocks are primarily large cap stocks which track with the S&P 500 with the exception of $447 in 2014 which was invested in York Water Company common stock. In 2015, the Company repurchased the company stock previously held in the pension portfolio.

(c)	This category currently includes a majority of investments in closed-end mutual funds as well as domestic equity mutual funds and international mutual funds which give the portfolio exposure to mid and large cap index funds as well as international diversified index funds.

(d)	This category currently includes only U.S. corporate bonds and notes widely distributed among consumer discretionary, consumer staples, healthcare, information technology and financial services.

(e)	This category includes fixed income investments in mutual funds which include government, corporate and mortgage securities of both the U.S. and other countries. The mortgage-backed securities and non-U.S. corporate and sovereign investments add further diversity to the fixed income portion of the portfolio.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2015, nineteen employees were participating in the enhanced feature of the plan.  The Company's contributions to both portions of the plan amounted to $262 in 2015, $239 in 2014, and $222 in 2013.

Deferred Compensation

The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2015 and 2014, the present value of the future obligations was approximately $3,608 and $3,576, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,378 and $3,567 at December 31, 2015 and 2014, respectively.  The Company's net (income) expenses under the plans amounted to $380 in 2015, $658 in 2014 and $(91) in 2013.

Other

The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree's death.  At December 31, 2015 and 2014, the present value of the future obligations was approximately $98 and $110, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company's net (income) expenses under the plan amounted to $(4) in 2015, $25 in 2014 and $(14) in 2013.

7.	Rate Matters

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

The PPUC permits water utilities to collect a distribution system improvement charge (DSIC).  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The surcharge reset to zero when the new base rates took effect on February 28, 2014.  In 2015, the Company's earnings exceeded the regulatory benchmark, preventing the collection of a DSIC.  The DSIC provided revenues in 2015, 2014 and 2013 of $0, $283 and $1,445, respectively.  The DSIC is subject to audit by the PPUC.

8.	Notes Receivable and Customers' Advances for Construction

The Company entered agreements with three municipalities to extend water service into previously formed water districts.  The Company loaned funds to the municipalities to cover the costs related to the projects.  The municipalities concurrently advanced these funds back to the Company in the form of customers' advances for construction.  The municipalities are required by enacted ordinances to charge application fees and water revenue surcharges (fees) to customers connected to the system, which are remitted to the Company.  The note principal and the related customer advance are reduced periodically as operating revenues are earned by the Company from customers connected to the system and refunds of advances are made.  There is no due date for the notes or expiration date for the advances.  Two of the notes receivable were fully repaid in 2015.

The Company has recorded interest income of $110 in 2015, $107 in 2014 and $101 in 2013.  The interest rate on the note outstanding at December 31, 2015 is 7.5%.

Included in the accompanying balance sheets at December 31, 2015 and 2014 were the following amounts related to these projects.

	2015	2014
Notes receivable, including interest	$255	$266
Customers' advances for construction	310	626

The Company has other customers' advances for construction totaling $7,190 and $10,086 at December 31, 2015 and 2014, respectively.

9.	Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2016 and 2017 of approximately $20,100 and $13,100, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances.

As of December 31, 2015, the Company employed 107 full time people, including 37 under union contract.  The current contract was ratified in March 2014 and expires on April 30, 2017.

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

The Company has recorded its interest rate swap liability at fair value in accordance with the standards.  The liability is recorded under the caption "Other deferred credits" on the balance sheets.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

Description	December 31, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,511	$2,511

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2015.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2015.  The use of the Company's credit quality resulted in a reduction in the swap liability of $172.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2014 is shown in the table below.

Description	December 31, 2014	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,592	$2,592

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's long-term debt (including current maturities and excluding the discount on issuance of long-term debt), with a carrying value of $87,542 at December 31, 2015, and $84,885 at December 31, 2014, had an estimated fair value of approximately $102,000 and $100,000 at December 31, 2015 and 2014, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at December 31, 2015 of $7,500 and $255, respectively.  At December 31, 2014, customers' advances for construction and notes receivable had carrying values of $10,712 and $266, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

11.	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2015	2014	2013
Regulatory Assessment	$242	$218	$220
Property	334	339	364
Payroll, net of amounts capitalized	510	494	462
Capital Stock	42	59	75
Other	1	1	1
Total taxes other than income taxes	$1,129	$1,111	$1,122

12.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
2015
Operating revenues	$11,209	$11,895	$12,368	$11,617	$47,089
Operating income	5,134	5,682	6,353	5,492	22,661
Net income	2,528	2,925	3,520	3,516	12,489
Basic earnings per share	0.20	0.22	0.28	0.27	0.97
Dividends declared per share	0.1495	0.1495	0.1495	0.1555	0.6040

2014
Operating revenues	$10,571	$11,768	$12,062	$11,499	$45,900
Operating income	4,758	5,800	6,092	5,427	22,077
Net income *	2,111	2,757	3,065	3,551	11,484
Basic earnings per share	0.16	0.22	0.23	0.28	0.89
Dividends declared per share	0.1431	0.1431	0.1431	0.1495	0.5788
* Fourth quarter net income includes a tax benefit of $1,342 for the full year 2014 due to the implementation of the IRS TPR.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management evaluated the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
The York Water Company

We have audited The York Water Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The York Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The York Water Company's internal control over financial reporting based on our audit.

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

In our opinion, The York Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, common stockholders' equity, and cash flows of The York Water Company, and our report dated March 8, 2016 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
York, Pennsylvania
March 8, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2016 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption "Executive Officers of the Company" of the 2016 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2016 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption "Code of Ethics" of the 2016 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption "Board Committees and Functions" of the 2016 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2016 Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the 2016 Proxy Statement is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption "Compensation Committee Report" of the 2016 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has no securities authorized for issuance under equity compensation plans with the exception of an employee stock purchase plan.  The employee stock purchase plan allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 80,711 authorized shares remain unissued as of December 31, 2015.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2016 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Director Independence" and "Related Party Transactions" of the 2016 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Principal Accountant's Fees and Services" of the 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	61
	for the years ended December 31, 2015, 2014, and 2013

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 30.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 63 through 66.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2015

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2015
Reserve for uncollectible accounts	$325,000	$292,248	$40,681	$342,929	$315,000

FOR THE YEAR ENDED DECEMBER 31, 2014
Reserve for uncollectible accounts	$320,000	$322,499	$44,071	$361,570	$325,000

FOR THE YEAR ENDED DECEMBER 31, 2013
Reserve for uncollectible accounts	$305,000	$290,886	$36,369	$312,255	$320,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 7, 2016	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 7, 2016	Dated: March 7, 2016

Directors:	Date:

By: /s/Michael W. Gang	March 7, 2016
Michael W. Gang

By: /s/Jeffrey R. Hines	March 7, 2016
Jeffrey R. Hines

By: /s/George W. Hodges	March 7, 2016
George W. Hodges

By: /s/George Hay Kain, III	March 7, 2016
George Hay Kain, III

By: /s/Jody L. Keller	March 7, 2016
Jody L. Keller

By: /s/Robert P. Newcomer	March 7, 2016
Robert P. Newcomer

By: /s/Steven R. Rasmussen	March 7, 2016
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 7, 2016
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated October 1, 2013 (File No. 333-191496).
4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.3	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.6	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 relative to the $10,500,000 4.75% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's September 15, 2009 Form 8-K.
10.7	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's September 15, 2009 Form 8-K.
10.8
Variable Rate Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of May 1, 2008 relative to the $12,000,000 Exempt Facilities Revenue Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's May 12, 2008 Form 8-K.
10.9	Trust Indenture dated as of May 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's September 15, 2009 Form 8-K.
10.10	Reimbursement, Credit and Security Agreement, dated as of May 1, 2008 between The York Water Company and PNC Bank, National Association	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's May 12, 2008 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.11
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, entered into April 25, 2014 and dated as of April 1, 2014 relative to the $14,880,000 4.50% Exempt Facilities Revenue Refunding Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's April 28, 2014 Form 8-K.
10.12	Trust Indenture entered into April 25, 2014 and dated as of April 1, 2014 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's April 28, 2014 Form 8-K.
10.13
Loan Agreement between The York Water Company and York County Industrial Development Authority, entered into July 23, 2015 and dated as of July 1, 2015 relative to the $10,000,000 4.00% - 4.50% Exempt Facilities Revenue Bonds.

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's July 24, 2015 Form 8-K.
10.14	Trust Indenture entered into July 23, 2015 and dated as of July 1, 2015 between York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's July 24, 2015 Form 8-K.
10.15	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 28, 2005 Form 8-K.
10.16
Form of Amended and Restated Change in Control Agreement made as of November 5, 2008 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in the attached schedule

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.17 to the Company's March 8, 2011 Form 10-K.
10.17
Form of Amended and Restated Supplemental Retirement Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in the attached schedule

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.18 to the Company's March 8, 2011 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.18
Form of Amended and Restated Deferred Compensation Plan made as of July 1, 2015 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in the attached schedule

Filed herewith.
10.19
 Form of Amended and Restated Deferred Compensation Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in the attached schedule

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.19 to the Company's March 8, 2011 Form 10-K.
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