Form 10-Q
period 2016-03-31
YORK WATER CO
filed 2016-05-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,848,485 Shares outstanding as of May 3, 2016

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2016	Dec. 31, 2015

ASSETS
UTILITY PLANT, at original cost	$331,212	$329,415
Plant acquisition adjustments	(3,655)	(3,724)
Accumulated depreciation	(65,676)	(64,271)
Net utility plant	261,881	261,420

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $335 in 2016 and $329 in 2015	763	769

CURRENT ASSETS:
Cash and cash equivalents	3,217	2,879
Accounts receivable, net of reserves of $335 in 2016 and $315 in 2015	3,583	3,535
Unbilled revenues	2,510	2,614
Recoverable income taxes	429	1,049
Materials and supplies inventories, at cost	752	771
Prepaid expenses	1,068	729
Total current assets	11,559	11,577

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	33,278	32,996
Other assets	3,482	3,516
Total other long-term assets	37,015	36,767

Total Assets	$311,218	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2016	Dec. 31, 2015

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,839,735 shares in 2016 and 12,812,377 shares in 2015	$78,050	$77,317
Retained earnings	32,244	31,753
Total common stockholders' equity	110,294	109,070

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,543	84,518

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	44	44
Accounts payable	1,947	1,772
Dividends payable	1,723	1,708
Accrued compensation and benefits	1,172	1,174
Accrued interest	1,098	976
Other accrued expenses	559	523
Total current liabilities	6,543	6,197

DEFERRED CREDITS:
Customers' advances for construction	7,521	7,500
Deferred income taxes	50,783	50,280
Deferred employee benefits	9,049	11,079
Other deferred credits	7,378	6,959
Total deferred credits	74,731	75,818

Contributions in aid of construction	35,107	34,930

Total Stockholders' Equity and Liabilities	$311,218	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2016	2015

OPERATING REVENUES:
Residential	$7,231	$7,191
Commercial and industrial	3,145	3,153
Other	902	865
	11,278	11,209

OPERATING EXPENSES:
Operation and maintenance	1,893	1,963
Administrative and general	2,214	2,241
Depreciation and amortization	1,627	1,549
Taxes other than income taxes	330	322
	6,064	6,075

Operating income	5,214	5,134

OTHER INCOME (EXPENSES):
Interest on debt	(1,305)	(1,284)
Allowance for funds used during construction	53	55
Other income (expenses), net	(163)	(141)
	(1,415)	(1,370)

Income before income taxes	3,799	3,764

Income taxes	1,313	1,236

Net Income	$2,486	$2,528

Basic Earnings Per Share	$0.19	$0.20

Cash Dividends Declared Per Share	$0.1555	$0.1495

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2015	12,812,377	$77,317	$31,753	$109,070
Net income	-	-	2,486	2,486
Dividends	-	-	(1,995)	(1,995)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	27,358	733	-	733
Balance, March 31, 2016	12,839,735	$78,050	$32,244	$110,294

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563
Net income	-	-	2,528	2,528
Dividends	-	-	(1,919)	(1,919)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	25,183	577	-	577
Balance, March 31, 2015	12,855,704	$78,133	$27,616	$105,749

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,486	$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,627	1,549
Increase in deferred income taxes	244	779
Other	91	86
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(23)	(16)
Decrease in recoverable income taxes	620	18
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(672)	(798)
Decrease in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	(1,171)	(1,014)
Increase in accrued interest and taxes	122	100
Net cash provided by operating activities	3,324	3,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $30 in 2016 and $31 in 2015	(1,921)	(2,920)
Acquisitions of water systems	(5)	-
Decrease in notes receivable	-	6
Net cash used in investing activities	(1,926)	(2,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	255	126
Repayments of customer advances	(57)	(117)
Proceeds of long-term debt issues	-	2,226
Repayments of long-term debt	(11)	(2,237)
Issuance of common stock	733	577
Dividends paid	(1,980)	(1,913)
Net cash used in financing activities	(1,060)	(1,338)

Net change in cash and cash equivalents	338	(1,020)
Cash and cash equivalents at beginning of period	2,879	1,488
Cash and cash equivalents at end of period	$3,217	$468

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,118	$1,123
Income taxes	-	-

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $668 in 2016 and $605 in 2015 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	Common Stock and Basic Earnings Per Share

Basic earnings per share for the three months ended March 31, 2016 and 2015 were based on weighted average shares outstanding of 12,821,106 and 12,836,368, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  There were no shares repurchased by the Company during the three months ended March 31, 2016 and 2015.  As of March 31, 2016, 702,004 shares remain available for repurchase.

3.	Reclassifications

Certain 2015 amounts have been reclassfied to conform to the 2016 presentation. Such reclassifications had no effect on net income, the statement of common stockholders' equity, or the statement of cash flow category reporting.

4.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2016	2015

Service cost	$254	$291
Interest cost	400	379
Expected return on plan assets	(558)	(557)
Amortization of actuarial loss	140	176
Amortization of prior service cost	(3)	(3)
Rate-regulated adjustment	342	289
Net periodic pension expense	$575	$575

Employer Contributions

As of March 31, 2016, contributions of $2,300 had been made to the Company's pension plans, and the Company does not expect to contribute any additional amount during the remainder of 2016.

5.	Debt
For the three months ended March 31, 2016, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, summarized in the table below.

	As of Mar. 31, 2016	As of Dec. 31, 2015

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	151	162
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Total long-term debt	87,531	87,542
Less discount on issuance of long-term debt	(235)	(237)
Less unamortized debt issuance costs	(2,709)	(2,743)
Less current maturities	(44)	(44)
Long-term portion	$84,543	$84,518

6.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk. The Company's net payment rate on the swap was 2.79% and 2.98% during the three months ended March 31, 2016 and 2015, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $87 and $91 during the three months ended March 31, 2016 and 2015, respectively. The overall swap result was a  loss of $510 and $343 for the three months ended March 31, 2016 and 2015, respectively.  The Company expects to reclassify $339 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On March 30, 2016, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2016.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2016, the Company would have been required to pay the counterparty approximately $3,129.

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

Description	March 31, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,933	$2,933

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2016.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2016.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $196 as of March 31, 2016.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2015 is shown in the table below.

Description	December 31, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,511	$2,511

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $87,531 at March 31, 2016, and $87,542 at December 31, 2015, had an estimated fair value of approximately $103,000 and $102,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority, or PEDFA, Series A issue.

Customers' advances for construction and notes receivable have carrying values at March 31, 2016 of $7,521 and $255, respectively.  At December 31, 2015, customers' advances for construction and notes receivable had carrying values of $7,500 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations effective beginning in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 34.6% and  32.8% for the three months ended March 31, 2016 and 2015, respectively.

9.	Acquisitions

On October 19, 2015, the Company completed the acquisition of the water assets of the Newberry Farms Mobile Home Park in York County, Pennsylvania. The Company began operating the existing system through an interconnection with its current distribution system on October 22, 2015.  The acquisition resulted in the addition of approximately 160 new water customers with purchase price and acquisition costs of approximately $129, of which $13 was paid in the first quarter of 2016.  The purchase price and acquisition costs approximated the depreciated original cost of the assets.  In 2016, the Company recorded an immaterial negative acquisition adjustment and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to expense the negative acquisition adjustment.

On November 2, 2015, the Company completed the acquisition of the water assets of the Margaretta Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on November 3, 2015.  The acquisition resulted in the addition of approximately 65 new water customers with purchase price and acquisition costs of approximately $102 after a net transfer of $31 to related construction projects in the first quarter of 2016.  The purchase price and acquisition costs were more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $56 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.

On March 10, 2016, the Company completed the acquisition of the water assets of Crestview Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on March 15, 2016.  The acquisition resulted in the addition of approximately 120 new water customers with purchase price and acquisition costs of approximately $23.  These customers were previously served through a single customer connection to the park.

The result of these acquisitions has been immaterial to total Company results.

10.	Long-Term Incentive Plan

On May 2, 2016, the Company's stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors and key employees.  The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP will be administered by the Compensation Committee of the Board, or the full Board, provided that the full Board will administer the LTIP as it relates to awards to non-employee directors of the Company.  The Company intends to file a registration statement with the Securities and Exchange Commission covering the offering of stock under the LTIP.  The LTIP will be effective on July 1, 2016.

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The surcharge reset to zero when the new base rates took effect on February 28, 2014.  To date in 2016, the Company's earnings have exceeded the regulatory benchmark, preventing the collection of a DSIC.  There were no DSIC revenues for the three months ended March 31, 2016 and 2015.

12.	Impact of Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  Early adoption is permitted, and the Company adopted this ASU in the first quarter of 2016.  The Company applied the ASU retrospectively and reclassified the current deferred income tax asset of $215 to offset the noncurrent deferred income tax liability on the December 31, 2015 balance sheet.  The adoption did not have any material impact on the results of operations or cash flows of the Company.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU clarifies the required presentation of debt issuance costs.  The standard requires that debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the standard.  This ASU is effective for fiscal years beginning after December 15, 2015, and the Company adopted this ASU in the first quarter of 2016.  The Company applied the ASU retrospectively and reclassified the deferred debt expense asset of $2,743 to offset long-term debt on the December 31, 2015 balance sheet.  The adoption did not have any material impact on the results of operations or cash flows of the Company.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company's credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of March 31, 2016, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 17.8 million gallons.  The Company's service territory had an estimated population of 194,000 as of December 31, 2015.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The Company has agreements with several municipalities to provide sewer billing and collection services.  The Company also has a service line protection program on a targeted basis in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  Opportunities to expand both initiatives are being pursued.

Results of Operations

Three Months Ended March 31, 2016 Compared
With Three Months Ended March 31, 2015

Net income for the first quarter of 2016 was $2,486, a decrease of $42, or 1.7%, from net income of $2,528 for the same period of 2015.  The primary contributing factors to the decrease were higher depreciation expense and income taxes which were partially offset by lower operation and maintenance expenses and higher operating revenues.

Operating revenues for the three months ended March 31, 2016 increased $69, or 0.6%, from $11,209 for the three months ended March 31, 2015 to $11,278 for the corresponding 2016 period.  The primary reasons for the increase were an increase in customers and higher sewer billing and collection service revenue.  The average number of customers served in the 2016 period increased as compared to the 2015 period by 1,018 customers, from 65,233 to 66,251 customers.  Total per capita consumption for the first quarter of 2016 was 2.3% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase slightly due to higher summer demand and an increase in the number of water and wastewater customers due to acquisitions and growth within the Company's service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first quarter of 2016 decreased $11, or 0.2%, from $6,075 for the first quarter of 2015 to $6,064 for the corresponding 2016 period.  The decrease was primarily due to lower expenses of approximately $57 for health insurance, $33 for higher capitalized overhead, and $32 for reduced maintenance.  Other expenses decreased by a net of $20.  The decrease was partially offset by increased expenses of approximately $78 for depreciation and $53 for wages.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.

Interest on debt for the first quarter of 2016 increased $21, or 1.6%, from $1,284 for the first quarter of 2015 to $1,305 for the corresponding 2016 period.  The increase was due to an increase in long-term debt outstanding resulting from the bond issuance in July 2015.  Interest expense for the remainder of the year is expected to remain consistent, but could be higher with possible line of credit borrowings.

Allowance for funds used during construction decreased $2, from $55 in the first quarter of 2015 to $53 in the 2016 period, due to a lower volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first quarter of 2016 reflects increased expenses of $22 as compared to the same period of 2015.  Outside services of approximately $20 and lower earnings on life insurance policies of $15 were the primary reasons for the increase.  Other expenses of approximately $4 increased as compared to the same period of 2015.  The increased expenses were partially offset by lower charitable contributions of approximately $17.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2016 increased $77, or 6.2%, compared to the same period of 2015 due to higher taxable income and a lower volume of asset improvements eligible for the tax benefit of the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company's effective tax rate was 34.6% for the first quarter of 2016 and 32.8% the first quarter of 2015.  The Company expects the effective tax rate to fall to approximately 28% to 32% for 2016 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.  The Company's effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

Rate Matters

See Note 11 to the financial statements included herein for a discussion of rate matters.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Earnings in excess of the regulatory benchmark prevent the collection of a distribution system improvement charge, which is likely to remain throughout 2016.  It may also lengthen the amount of time until filing the next rate increase request.  As a result, the Company does not expect to file a rate increase request in 2016.  When the Company does file for its next rate increase, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.

Acquisitions

See Note 9 to the financial statements included herein for a discussion of completed acquisitions included in financial results.

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

On July 20, 2015, the Company signed an agreement to purchase the water assets of the Westwood Mobile Home Park in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 200 new customers through an interconnection with its current distribution system in the second quarter of 2016.  These customers are currently served through a single customer connection to the park.

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

Capital Expenditures

For the three months ended March 31, 2016, the Company invested $1,921 in construction expenditures for routine items, further upgrades to water treatment facilities and information technology upgrades, as well as various replacements of infrastructure.  In addition, the Company invested $5 in the acquisition of water systems.  The Company was able to fund construction expenditures using internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2016 of approximately $15,300 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, further upgrades to water and wastewater treatment facilities, an additional raw water pumping station and force main, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements in the remainder of 2016.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2016.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company utilized a portion of its cash on hand in January for significant cash outflows, specifically a $2,300 contribution to its pension trusts and a dividend payment, but did not use its lines of credit during the first three months of 2016.  The Company has rebuilt its cash through internally-generated funds, accumulating a cash balance of $3,217 as of March 31, 2016.  The Company expects the cash balance to be fully utilized in 2016, after which the cash management facility is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues which was true for the period ended March 31, 2016.  At times, it is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first three months of 2016, the Company generated $3,324 internally from operations, consistent with the $3,232 it generated in the first three months of 2015.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2016, the Company maintained unsecured lines of credit aggregating $29,000 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2016.  The Company plans to renew its $5,000 committed line of credit that expires in June 2016 for an additional year, as well as extend the maturity of its $13,000 and $11,000 committed lines of credit into 2018, under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability by maintaining committed lines of credit that cannot be called on demand and obtaining a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  In addition, if the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2016.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding these restrictions.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 44.2% as of March 31, 2016, compared with 44.5% as of December 31, 2015.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company filed for a change in accounting method under the IRS TPR effective beginning in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects an effective tax rate of 28% to 32% each year based on current asset improvement estimates.  The effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2016.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 55.8% as of March 31, 2016, compared with 55.5% as of December 31, 2015.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On March 30, 2016, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2016.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 6 to the financial statements included herein, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no material lease obligations, no guarantees and does not have material transactions involving related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with three banks having a combined maximum availability of $29,000.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2017), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2017 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $5,000, is a committed line of credit, which matures in June 2016 and carries an interest rate of LIBOR plus 1.50%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2016.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 5 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.07% during the three months ended March 31, 2016.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: May 3, 2016	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: May 3, 2016	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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