Form 10-Q
period 2016-06-30
YORK WATER CO
filed 2016-08-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES          ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,869,555 Shares outstanding as of August 2, 2016

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2016	Dec. 31, 2015

ASSETS
UTILITY PLANT, at original cost	$334,244	$329,415
Plant acquisition adjustments	(3,621)	(3,724)
Accumulated depreciation	(66,941)	(64,271)
Net utility plant	263,682	261,420

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $341 in 2016 and $329 in 2015	757	769

CURRENT ASSETS:
Cash and cash equivalents	5,009	2,879
Accounts receivable, net of reserves of $334 in 2016 and $315 in 2015	3,814	3,535
Unbilled revenues	2,444	2,614
Recoverable income taxes	10	1,049
Materials and supplies inventories, at cost	765	771
Prepaid expenses	971	729
Total current assets	13,013	11,577

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	33,368	32,996
Other assets	2,964	3,516
Total other long-term assets	36,587	36,767

Total Assets	$314,039	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2016	Dec. 31, 2015

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,867,736 shares in 2016 and 12,812,377 shares in 2015	$78,885	$77,317
Retained earnings	33,092	31,753
Total common stockholders' equity	111,977	109,070

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,569	84,518

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	44	44
Accounts payable	1,609	1,772
Dividends payable	1,735	1,708
Accrued compensation and benefits	1,181	1,174
Accrued interest	980	976
Other accrued expenses	465	523
Total current liabilities	6,014	6,197

DEFERRED CREDITS:
Customers' advances for construction	8,063	7,500
Deferred income taxes	51,357	50,280
Deferred employee benefits	9,327	11,079
Other deferred credits	7,628	6,959
Total deferred credits	76,375	75,818

Contributions in aid of construction	35,104	34,930

Total Stockholders' Equity and Liabilities	$314,039	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

OPERATING REVENUES:
Residential	$7,491	$7,501	$14,722	$14,692
Commercial and industrial	3,435	3,526	6,580	6,679
Other	894	868	1,796	1,733
	11,820	11,895	23,098	23,104

OPERATING EXPENSES:
Operation and maintenance	2,028	2,125	3,921	4,088
Administrative and general	2,274	2,303	4,488	4,544
Depreciation and amortization	1,555	1,505	3,182	3,054
Taxes other than income taxes	268	280	598	602
	6,125	6,213	12,189	12,288

Operating income	5,695	5,682	10,909	10,816

OTHER INCOME (EXPENSES):
Interest on debt	(1,316)	(1,286)	(2,621)	(2,570)
Allowance for funds used during construction	47	53	100	108
Other income (expenses), net	(99)	(174)	(262)	(315)
	(1,368)	(1,407)	(2,783)	(2,777)

Income before income taxes	4,327	4,275	8,126	8,039

Income taxes	1,480	1,350	2,793	2,586

Net Income	$2,847	$2,925	$5,333	$5,453

Basic Earnings Per Share	$0.23	$0.22	$0.42	$0.42

Cash Dividends Declared Per Share	$0.1555	$0.1495	$0.3110	$0.2990

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2015	12,812,377	$77,317	$31,753	$109,070
Net income	-	-	5,333	5,333
Dividends	-	-	(3,994)	(3,994)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	55,359	1,568	-	1,568
Balance, June 30, 2016	12,867,736	$78,885	$33,092	$111,977

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563
Net income	-	-	5,453	5,453
Dividends	-	-	(3,843)	(3,843)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	51,573	1,157	-	1,157
Balance, June 30, 2015	12,882,094	$78,713	$28,617	$107,330

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,333	$5,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,182	3,054
Increase in deferred income taxes	607	754
Other	170	167
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(252)	(450)
Decrease in recoverable income taxes	1,039	485
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(1,091)	(1,635)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	(736)	155
Increase in accrued interest and taxes	4	-
Net cash provided by operating activities	8,256	7,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $56 in 2016 and $60 in 2015	(5,009)	(5,886)
Acquisitions of water systems	(29)	(89)
Decrease in notes receivable	-	11
Cash received from surrender of life insurance policies	596	-
Net cash used in investing activities	(4,442)	(5,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	892	431
Repayments of customer advances	(155)	(209)
Proceeds of long-term debt issues	-	3,970
Repayments of long-term debt	(22)	(3,992)
Issuance of common stock	1,568	1,157
Dividends paid	(3,967)	(3,835)
Net cash used in financing activities	(1,684)	(2,478)

Net change in cash and cash equivalents	2,130	(459)
Cash and cash equivalents at beginning of period	2,879	1,488
Cash and cash equivalents at end of period	$5,009	$1,029

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,491	$2,447
Income taxes	660	915

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $645 in 2016 and $1,354 in 2015 for the construction of utility plant.

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

Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	Common Stock and Basic Earnings Per Share

Basic earnings per share for the three months ended June 30, 2016 and 2015 were based on weighted average shares outstanding of 12,849,884 and 12,861,823, respectively.

Basic earnings per share for the six months ended June 30, 2016 and 2015 were based on weighted average shares outstanding of 12,835,495 and 12,849,166, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  Under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  There were no shares repurchased by the Company during the three and six month periods ended June 30, 2016 and 2015.  As of June 30, 2016, 702,004 shares remain available for repurchase.

3.	Reclassifications

Certain 2015 amounts have been reclassified to conform to the 2016 presentation. Such reclassifications had no effect on net income, the statement of common stockholders' equity, or the statement of cash flow category reporting.

4.	Capital Commitments

The Company has committed a total of approximately $9,799 for an additional raw water pumping station and force main, all of which remains to be incurred as of June 30, 2016.  The Company may make additional commitments for this project during the remainder of 2016.

5.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Service cost	$255	$292	$509	$583
Interest cost	400	379	800	758
Expected return on plan assets	(559)	(558)	(1,117)	(1,115)
Amortization of actuarial loss	140	176	280	352
Amortization of prior service cost	(3)	(3)	(6)	(6)
Rate-regulated adjustment	342	289	684	578
Net periodic pension expense	$575	$575	$1,150	$1,150

Employer Contributions

As of June 30, 2016, contributions of $2,300 had been made to the Company's pension plans, and the Company does not expect to contribute any additional amount during the remainder of 2016.

6.	Debt

For the six months ended June 30, 2016, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, summarized in the table below.

	As of Jun. 30, 2016	As of Dec. 31, 2015

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	140	162
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Total long-term debt	87,520	87,542
Less discount on issuance of long-term debt	(231)	(237)
Less unamortized debt issuance costs	(2,676)	(2,743)
Less current maturities	(44)	(44)
Long-term portion	$84,569	$84,518

The York County Industrial Development Authority Series 2006 bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after October 1, 2016.  The Company may refinance these bonds at some time to take advantage of lower interest rates.

In the second quarter of 2016, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2018.  In addition, the Company renewed its third line of credit, increasing the committed amount from $5,000 to $7,500, lowering the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25%, and extending the maturity date to June 2017.

Subsequent to June 30, 2016, the Company entered into an agreement with a fourth bank for a $10,000 unsecured committed line of credit at an interest rate of LIBOR plus 1.20% maturing in July 2017.

7.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk. The Company's net payment rate on the swap was 2.88% and 3.04% during the three months ended June 30, 2016 and 2015, respectively, and  2.84% and 3.01% during the six months ended June 30, 2016 and 2015, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $86 and $91 during the three months ended June 30, 2016 and 2015, respectively, and $173 and $182 during the six months ended June 30, 2016 and 2015, respectively. The overall swap result was a  loss (gain) of $334 and $(427) for the three months ended June 30, 2016 and 2015, respectively, and $843 and $(84) for the six months ended June 30, 2016 and 2015, respectively.  The Company expects to reclassify $345 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On March 30, 2016, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2016.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2016, the Company would have been required to pay the counterparty approximately $3,378.

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

Description	June 30, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$3,179	$3,179

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2016.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2016.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $199 as of June 30, 2016.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2015 is shown in the table below.

Description	December 31, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,511	$2,511

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $87,520 at June 30, 2016, and $87,542 at December 31, 2015, had an estimated fair value of approximately $109,000 and $102,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority, or PEDFA, Series A issue.

Customers' advances for construction and notes receivable have carrying values at June 30, 2016 of $8,063 and $255, respectively.  At December 31, 2015, customers' advances for construction and notes receivable had carrying values of $7,500 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

9.	Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 34.2% and  31.6% for the three months ended June 30, 2016 and 2015, respectively, and 34.4% and 32.2% for the six months ended June 30, 2016 and 2015, respectively.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period, which was lower during the first six months of 2016 as compared to the first six months of 2015.

10.	Acquisitions

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

On November 2, 2015, the Company completed the acquisition of the water assets of Margaretta Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on November 3, 2015.  The acquisition resulted in the addition of approximately 65 new water customers with purchase price and acquisition costs of approximately $102 after a net transfer of $31 to related construction projects in the first quarter of 2016.  The purchase price and acquisition costs were more than the depreciated original cost of the assets.  In 2016, the Company recorded an acquisition adjustment of approximately $56 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.

On March 10, 2016, the Company completed the acquisition of the water assets of Crestview Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on March 15, 2016.  The acquisition resulted in the addition of approximately 120 new water customers with purchase price and acquisition costs of approximately $47.  The purchase price and acquisition costs were more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $19 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  These customers were previously served by the Company through a single customer connection to the park.

The result of these acquisitions has been immaterial to total Company results.

11.	Long-Term Incentive Plan

On May 2, 2016, the Company's stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors and key employees.  The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP will be administered by the Compensation Committee of the Board, or the full Board, provided that the full Board will administer the LTIP as it relates to awards to non-employee directors of the Company.  The Company filed a registration statement with the Securities and Exchange Commission on May 11, 2016 covering the offering of stock under the LTIP.  The LTIP was effective on July 1, 2016.  No long-term stock-based awards have yet been granted under the LTIP.

12.	Rate Matters

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing. This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period. The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The surcharge reset to zero when the new base rates took effect on February 28, 2014.  To date in 2016, the Company's earnings have exceeded the regulatory benchmark, preventing the collection of a DSIC.  There were no DSIC revenues for the three and six months ended June 30, 2016 and 2015.

13.	Impact of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB)  issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU involves multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.   The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available.  The Company will assess the impact of the adoption of the standard on its financial position, results of operations, and cash flows upon its issuance of share-based payments.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  Early adoption is permitted, and the Company adopted this ASU in the first quarter of 2016.  The Company applied the ASU retrospectively and reclassified the current deferred income tax asset of $215 to offset the noncurrent deferred income tax liability on the December 31, 2015 balance sheet.  The adoption did not have a material impact on the results of operations or cash flows of the Company.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU clarifies the required presentation of debt issuance costs.  The standard requires that debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the standard.  This ASU is effective for fiscal years beginning after December 15, 2015, and the Company adopted this ASU in the first quarter of 2016.  The Company applied the ASU retrospectively and reclassified the deferred debt expense asset of $2,743 to offset long-term debt on the December 31, 2015 balance sheet.  The adoption did not have a material impact on the results of operations or cash flows of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption is permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.

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

Certain statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company's business strategy; statements including, but not limited to:

●	the amount and timing of rate increases and other regulatory matters including the recovery of costs recorded as regulatory assets;
●	expected profitability and results of operations;
●	trends;
●	goals, priorities and plans for, and cost of, growth and expansion;
●	strategic initiatives;
●	availability of water supply;
●	water usage by customers; and
●	the ability to pay dividends on common stock and the rate of those dividends.

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

●	changes in weather, including drought conditions or extended periods of heavy rainfall;
●	levels of rate relief granted;
●	the level of commercial and industrial business activity within the Company's service territory;
●	construction of new housing within the Company's service territory and increases in population;
●	changes in government policies or regulations, including the tax code;
●	the ability to obtain permits for expansion projects;
●	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
●	changes in economic and business conditions, including interest rates, which are less favorable than expected;
●	loss of customers;
●	changes in, or unanticipated, capital requirements;
●	the impact of acquisitions;
●	changes in accounting pronouncements;
●	changes in the Company's credit rating or the market price of its common stock;
●	the ability to obtain financing; and
●	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of June 30, 2016, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.3 million gallons.  The Company's service territory had an estimated population of 194,000 as of December 31, 2015.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2016 Compared
With Three Months Ended June 30, 2015

Net income for the second quarter of 2016 was $2,847, a decrease of $78, or 2.7%, from net income of $2,925 for the same period of 2015.  The primary contributing factors to the decrease were higher income taxes, lower operating revenues and higher depreciation expense, which were partially offset by lower operation and maintenance expenses.

Operating revenues for the three months ended June 30, 2016 decreased $75, or 0.6%, from $11,895 for the three months ended June 30, 2015 to $11,820 for the corresponding 2016 period.  The primary reason for the decrease was lower consumption due in part to the prior year non-recurring interconnection with a neighboring municipality to provide water during an emergency event.  Total per capita consumption for the second quarter of 2016 was 3.5% lower than the same period of last year.  The decrease was partially offset by an increase in customers, and higher sewer collection service revenue.  The average number of customers served in the 2016 period increased as compared to the 2015 period by 988 customers, from 65,591 to 66,579 customers.

Operating expenses for the second quarter of 2016 decreased $88, or 1.4%, from $6,213 for the second quarter of 2015 to $6,125 for the corresponding 2016 period.  The decrease was due to lower water treatment chemical expense of approximately $44 due to prior year adverse weather conditions, $39 for higher capitalized overhead and $31 for reduced power expense.  Also adding to the decrease were prior year non-recurring expenses of $32 for information technology strategic planning and $18 for a survey of piping at the water treatment plant.  Other expenses decreased by a net of $11.  The decrease was partially offset by increased expenses of approximately $50 for depreciation and $37 primarily for annual shareholder reports.

Interest on debt for the second quarter of 2016 increased $30, or 2.3%, from $1,286 for the second quarter of 2015 to $1,316 for the corresponding 2016 period.  The increase was due to an increase in long-term debt outstanding resulting from the bond issuance in July 2015.

Allowance for funds used during construction decreased $6, from $53 in the second quarter of 2015 to $47 in the 2016 period, due to a lower volume of eligible construction.

Other income (expenses), net for the second quarter of 2016 reflects decreased expenses of $75 as compared to the same period of 2015.  Higher earnings on life insurance policies of $45 and lower charitable contributions of $42 were the primary reasons for the decrease.  Other expenses of approximately $12 increased as compared to the same period of 2015.

Income taxes for the second quarter of 2016 increased $130, or 9.6%, compared to the same period of 2015 due to higher taxable income and a lower volume of asset improvements eligible for the tax benefit of the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company's effective tax rate was 34.2% for the second quarter of 2016 and 31.6% the second quarter of 2015.

Six Months Ended June 30, 2016 Compared
With Six Months Ended June 30, 2015

Net income for the first six months of 2016 was $5,333, a decrease of $120, or 2.2%, from net income of $5,453 for the same period of 2015.  The primary contributing factors to the decrease were higher income taxes and depreciation expense, which were partially offset by lower operation and maintenance expenses.

Operating revenues for the six months ended June 30, 2016 were $23,098 as compared to $23,104 for the corresponding 2015 period.  Lower consumption due in part to the prior year non-recurring interconnection with a neighboring municipality was partially offset by an increase in customers, and higher sewer billing and collection service revenue.  Total per capita consumption for the first six months of 2016 was 2.9% lower than the same period of last year.  The average number of customers served in the 2016 period increased as compared to the 2015 period by 1,003 customers, from 65,412 to 66,415 customers.  For the remainder of the year, the Company expects revenues to increase slightly due to higher summer demand and an expected increase in the number of water and wastewater customers from acquisitions and growth within the Company's service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first six months of 2016 decreased $99, or 0.8%, from $12,288 for the first six months of 2015 to $12,189 for the corresponding 2016 period.  The decrease was primarily due to lower expenses of approximately $75 for health insurance, $71 for higher capitalized overhead, and $60 for reduced water treatment chemical usage.  Other expenses decreased by a net of $21.  The decrease was partially offset by increased expense of approximately $128 for depreciation.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.

Interest on debt for the first six months of 2016 increased $51, or 2.0%, from $2,570 for the first six months of 2015 to $2,621 for the corresponding 2016 period.  The increase was due to an increase in long-term debt outstanding resulting from the bond issuance in July 2015.  Interest expense for the remainder of the year is expected to remain consistent, but could be higher with possible line of credit borrowings.

Allowance for funds used during construction decreased $8, from $108 in the first six months of 2015 to $100 in the 2016 period, due to a lower volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first six months of 2016 reflects decreased expenses of $53 as compared to the same period of 2015.  Lower charitable contributions of $59 and higher earnings on life insurance policies of $31 were the primary reasons for the decrease.  The decreased expenses were partially offset by higher outside services of approximately $23.  Other expenses increased by approximately $14 as compared to the same period of 2015.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first six months of 2016 increased $207, or 8.0%, compared to the same period of 2015 due to higher taxable income and a lower volume of asset improvements eligible for the tax benefit of the IRS TPR.  The Company's effective tax rate was 34.4% for the first six months of 2016 and 32.2% the first six months of 2015.  The Company expects the effective tax rate to fall to approximately 28% to 32% for 2016 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.  The Company's effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period.

Rate Matters

See Note 12 to the financial statements included herein for a discussion of rate matters.

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

Acquisitions

See Note 10 to the financial statements included herein for a discussion of completed acquisitions included in financial results.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Due to unforeseen delays, closing is not expected until 2017 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

On July 20, 2015, the Company signed an agreement to purchase the water assets of the Westwood Mobile Home Park in York County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 200 new customers through an interconnection with its current distribution system in the fourth quarter of 2016.  These customers are currently served by the Company through a single customer connection to the park.

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

Capital Expenditures

For the six months ended June 30, 2016, the Company invested $5,009 in construction expenditures for routine items, further upgrades to water treatment facilities and information technology, as well as various replacements of infrastructure.  In addition, the Company invested $29 in the acquisition of water systems.  The Company was able to fund construction expenditures using internally-generated funds and proceeds from its stock purchase plans.

The Company anticipates construction expenditures for the remainder of 2016 of approximately $12,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, an additional raw water pumping station and force main, and various replacements and improvements to infrastructure.  The Company intends to use primarily cash on hand and internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements during the remainder of 2016.  The Company believes it will have adequate credit facilities to meet its anticipated capital needs in 2016 and 2017.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company utilized a significant portion of its cash on hand for cash outflows, specifically a $2,300 contribution to its pension trusts and its quarterly dividend payments, but did not use its lines of credit during the first six months of 2016.  The Company has rebuilt its cash through internally-generated funds, accumulating a cash balance of $5,009 as of June 30, 2016.  The Company expects the cash balance to be fully utilized in 2016, after which the cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  This quarter, higher revenue levels as compared to the end of 2015 resulted in an increase in accounts receivable.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first six months of 2016, the Company generated $8,256 internally from operations as compared to the $7,983 it generated in the first six months of 2015 due primarily to lower income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2016, the Company maintained unsecured lines of credit aggregating $31,500 with three banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.25%.  The Company had no outstanding borrowings under any of its lines of credit as of June 30, 2016.  In the second quarter of 2016, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2018.  In addition, the Company renewed its $5,000 committed line of credit increasing the available amount to $7,500, lowering the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25%, and extending the maturity to June 2017.  In July 2016, the Company entered into an agreement with a fourth bank for a $10,000 unsecured committed line of credit at an interest rate of LIBOR plus 1.20% maturing in July 2017, increasing the aggregate available amount to $41,500.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on its larger facilities.  One of the Company's banks recently increased the available amount and reduced the interest rate on its line of credit, and a new relationship was established with another bank for a committed line of credit at an interest rate matching the lowest rate currently offered.  Despite these factors, there is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2016 and 2017.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding these restrictions.

The York County Industrial Development Authority Series 2006 bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after October 1, 2016.  The Company may refinance these bonds at some time to take advantage of lower interest rates.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.9% as of June 30, 2016, compared with 44.5% as of December 31, 2015.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects an effective tax rate of 28% to 32% each year based on current asset improvement estimates.  The effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2016.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.1% as of June 30, 2016, compared with 55.5% as of December 31, 2015.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

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

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2016.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. The Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 7 to the financial statements included herein, for risk management purposes.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no material lease obligations, no guarantees and does not have material transactions involving related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2018), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2018 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2017 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in June 2017 and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under any of its lines of credit as of June 30, 2016.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 6 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.45% during the three months ended June 30, 2016 and 0.26% during the six months ended June 30, 2016.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 7 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank"), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the 2008 Bonds.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the 2008 Bonds.  The current expiration date of the letter of credit is June 30, 2018.  It is reviewed annually for a potential extension of the expiration date.  The Company's responsibility under this agreement is to reimburse the Bank on a timely basis for interest payments made to the bondholders and for any tendered bonds that could not be remarketed.  The Company has fourteen months from the time bonds are tendered to reimburse the Bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the Bank immediately for any tendered bonds and reclassify a portion of the bonds as current liabilities.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: August 3, 2016	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: August 3, 2016	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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