Form 10-Q
period 2016-09-30
YORK WATER CO
filed 2016-11-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,841,318 Shares outstanding as of November 2, 2016

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2016	Dec. 31, 2015

ASSETS
UTILITY PLANT, at original cost	$337,342	$329,415
Plant acquisition adjustments	(3,606)	(3,724)
Accumulated depreciation	(68,325)	(64,271)
Net utility plant	265,411	261,420

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $346 in 2016 and $329 in 2015	755	769

CURRENT ASSETS:
Cash and cash equivalents	6,199	2,879
Accounts receivable, net of reserves of $321 in 2016 and $315 in 2015	4,404	3,535
Unbilled revenues	2,369	2,614
Recoverable income taxes	76	1,049
Materials and supplies inventories, at cost	779	771
Prepaid expenses	1,014	729
Total current assets	14,841	11,577

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	34,015	32,996
Other assets	2,868	3,516
Total other long-term assets	37,138	36,767

Total Assets	$318,145	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2016	Dec. 31, 2015

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,869,696 shares in 2016 and 12,812,377 shares in 2015	$78,956	$77,317
Retained earnings	34,663	31,753
Total common stockholders' equity	113,619	109,070

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,584	84,518

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	54	44
Accounts payable	1,647	1,772
Dividends payable	1,742	1,708
Accrued compensation and benefits	1,200	1,174
Accrued interest	1,104	976
Other accrued expenses	457	523
Total current liabilities	6,204	6,197

DEFERRED CREDITS:
Customers' advances for construction	8,532	7,500
Deferred income taxes	52,815	50,280
Deferred employee benefits	9,590	11,079
Other deferred credits	7,556	6,959
Total deferred credits	78,493	75,818

Contributions in aid of construction	35,245	34,930

Total Stockholders' Equity and Liabilities	$318,145	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

OPERATING REVENUES:
Residential	$7,911	$7,678	$22,633	$22,370
Commercial and industrial	3,777	3,801	10,357	10,480
Other	913	889	2,709	2,622
	12,601	12,368	35,699	35,472

OPERATING EXPENSES:
Operation and maintenance	2,098	2,060	6,019	6,148
Administrative and general	2,217	2,160	6,705	6,704
Depreciation and amortization	1,614	1,537	4,796	4,591
Taxes other than income taxes	258	258	856	860
	6,187	6,015	18,376	18,303

Operating income	6,414	6,353	17,323	17,169

OTHER INCOME (EXPENSES):
Interest on debt	(1,320)	(1,304)	(3,941)	(3,874)
Allowance for funds used during construction	51	40	151	148
Other income (expenses), net	(196)	(183)	(458)	(498)
	(1,465)	(1,447)	(4,248)	(4,224)

Income before income taxes	4,949	4,906	13,075	12,945

Income taxes	1,378	1,386	4,171	3,972

Net Income	$3,571	$3,520	$8,904	$8,973

Basic Earnings Per Share	$0.27	$0.28	$0.69	$0.70

Cash Dividends Declared Per Share	$0.1555	$0.1495	$0.4665	$0.4485

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2015	12,812,377	$77,317	$31,753	$109,070
Net income	-	-	8,904	8,904
Dividends	-	-	(5,994)	(5,994)
Retirement of common stock	(16,849)	(474)	-	(474)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	74,168	2,113	-	2,113
Balance, September 30, 2016	12,869,696	$78,956	$34,663	$113,619

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563
Net income	-	-	8,973	8,973
Dividends	-	-	(5,753)	(5,753)
Retirement of common stock	(118,812)	(2,495)	-	(2,495)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	80,349	1,762	-	1,762
Balance, September 30, 2015	12,792,058	$76,823	$30,227	$107,050

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months Ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,904	$8,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,796	4,591
Increase in deferred income taxes	1,050	910
Other	245	245
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(830)	(690)
Decrease in recoverable income taxes	973	682
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(2,343)	(1,843)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	1,093	739
Increase in accrued interest and taxes	128	9
Net cash provided by operating activities	14,016	13,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $84 in 2016 and $83 in 2015	(8,302)	(10,271)
Acquisitions of water systems	(29)	(94)
Decrease in notes receivable	-	11
Cash received from surrender of life insurance policies	642	-
Net cash used in investing activities	(7,689)	(10,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,720	1,051
Repayments of customer advances	(373)	(287)
Proceeds of long-term debt issues	-	14,301
Debt issuance costs	-	(298)
Repayments of long-term debt	(33)	(11,876)
Repurchase of common stock	(474)	(2,495)
Issuance of common stock	2,113	1,762
Dividends paid	(5,960)	(5,760)
Net cash used in financing activities	(3,007)	(3,602)

Net change in cash and cash equivalents	3,320	(340)
Cash and cash equivalents at beginning of period	2,879	1,488
Cash and cash equivalents at end of period	$6,199	$1,148

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,623	$3,686
Income taxes	1,662	1,961

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $475 in 2016 and $1,017 in 2015 for the construction of utility plant.

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

Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	Common Stock and Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 2016 and 2015 were based on weighted average shares outstanding of 12,868,333 and 12,835,197, respectively.

Basic earnings per share for the nine months ended September 30, 2016 and 2015 were based on weighted average shares outstanding of 12,846,521 and 12,844,458, respectively.

Since the Company has no common stock equivalents outstanding, there are no diluted earnings per share.

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three and nine months ended September 30, 2016 and 2015, the Company repurchased and retired 16,849 and 118,812 shares, respectively.  As of September 30, 2016, 685,155 shares remain available for repurchase.

3.	Reclassifications

Certain 2015 amounts have been reclassified to conform to the 2016 presentation. Such reclassifications had no effect on net income, the statement of common stockholders' equity, or the statement of cash flow category reporting.

4.	Commitments

The Company has committed a total of approximately $10,079 for an additional raw water pumping station and force main, of which $10,037 remains to be incurred as of September 30, 2016.  The Company may make additional commitments for this project during the remainder of 2016.

During its recently completed triennial testing, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion (PPB).  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was just 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits is expected to be approximately $71 over the next four years.  In addition, the Company expects to exceed the mandated replacement schedule by replacing all of the remaining company-owned lead service lines within the next three to four years.  The cost for these service line replacements is estimated at $4,600, and will be integrated into the Company's annual capital budgets for replacements over the next three to four years.  The Company may update these estimates as more facts become available.

5.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Service cost	$254	$291	$763	$874
Interest cost	399	378	1,199	1,136
Expected return on plan assets	(558)	(557)	(1,675)	(1,672)
Amortization of actuarial loss	141	177	421	529
Amortization of prior service cost	(3)	(3)	(9)	(9)
Rate-regulated adjustment	342	289	1,026	867
Net periodic pension expense	$575	$575	$1,725	$1,725

Employer Contributions

As of September 30, 2016, contributions of $2,300 had been made to the Company's pension plans, and the Company does not expect to contribute any additional amount during the remainder of 2016.

6.	Debt

For the nine months ended September 30, 2016, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, summarized in the table below.

	As of Sept. 30, 2016	As of Dec. 31, 2015

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	129	162
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,880	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Total long-term debt	87,509	87,542
Less discount on issuance of long-term debt	(229)	(237)
Less unamortized debt issuance costs	(2,642)	(2,743)
Less current maturities	(54)	(44)
Long-term portion	$84,584	$84,518

The Pennsylvania Economic Development Financing Authority Series 2014 bonds contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners have the right to request redemption prior to the stated maturity of all or part of their holding in the bonds.  Current maturities include $10 for bonds that met the special provisions and have been tendered for redemption.  The Company is not obligated to redeem any individual holding exceeding $25, or aggregate holdings exceeding $300 in any annual period.

The York County Industrial Development Authority Series 2006 bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after October 1, 2016.  The Company may refinance these bonds prior to maturity to take advantage of lower interest rates.

In the second quarter of 2016, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2018.  In addition, the Company renewed its third line of credit, increasing the committed amount from $5,000 to $7,500, lowering the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25%, and extending the maturity date to June 2017.

In the third quarter of 2016, the Company entered into an agreement with a fourth bank for a $10,000 unsecured committed line of credit at an interest rate of LIBOR plus 1.20% maturing in September 2017.

7.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.94% and 3.07% during the three months ended September 30, 2016 and 2015, respectively, and  2.87% and 3.03% during the nine months ended September 30, 2016 and 2015, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $86 and $92 during the three months ended September 30, 2016 and 2015, respectively, and $259 and $274 during the nine months ended September 30, 2016 and 2015, respectively. The overall swap result was a  loss of $25 and $430 for the three months ended September 30, 2016 and 2015, respectively, and $868 and $346 for the nine months ended September 30, 2016 and 2015, respectively.  The Company expects to reclassify $329 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On March 30, 2016, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2016.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2016, the Company would have been required to pay the counterparty approximately $3,314.

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

Description	September 30, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$3,118	$3,118

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2016.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2016.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $196 as of September 30, 2016.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2015 is shown in the table below.

Description	December 31, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,511	$2,511

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $87,509 at September 30, 2016, and $87,542 at December 31, 2015, had an estimated fair value of approximately $105,000 and $102,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and notes receivable have carrying values at September 30, 2016 of $8,532 and $255, respectively.  At December 31, 2015, customers' advances for construction and notes receivable had carrying values of $7,500 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

9.	Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 27.8% and  28.3% for the three months ended September 30, 2016 and 2015, respectively, and 31.9% and 30.7% for the nine months ended September 30, 2016 and 2015, respectively.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period, which was lower during the first nine months of 2016 as compared to the first nine months of 2015.

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The surcharge reset to zero when the new base rates took effect on February 28, 2014.  Since the reset, the Company's earnings have exceeded the regulatory benchmark, preventing the collection of a DSIC.  The were no DSIC revenues for the three and nine months ended September 30, 2016 and 2015.

13.	Impact of Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments.  This ASU clarifies how certain cash receipts and payments should be presented in the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU involves multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available.  The Company will assess the impact of the adoption of the standard on its financial position, results of operations, and cash flows upon its issuance of share-based payments.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years.  Early adoption is permitted, and the Company adopted this ASU in the first quarter of 2016.  The Company applied the ASU retrospectively and reclassified the current deferred income tax asset of $215 to offset the noncurrent deferred income tax liability on the December 31, 2015 balance sheet.  The adoption did not have a material impact on the results of operations or cash flows of the Company.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of September 30, 2016, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 19.1 million gallons.  The Company's service territory had an estimated population of 194,000 as of December 31, 2015.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2016 Compared
With Three Months Ended September 30, 2015

Net income for the third quarter of 2016 was $3,571, an increase of $51, or 1.4%, from net income of $3,520 for the same period of 2015.  The primary contributing factors to the increase were higher operating revenues which were partially offset by higher operating expenses.

Operating revenues for the three months ended September 30, 2016 increased $233, or 1.9%, from $12,368 for the three months ended September 30, 2015 to $12,601 for the corresponding 2016 period.  The primary reasons for the increase were higher consumption, an increase in customers, and higher sewer collection service revenue.  Total per capita consumption for the third quarter of 2016 was 0.8% higher than the same period last year.  The average number of customers served in the 2016 period increased as compared to the 2015 period by 938 customers, from 65,809 to 66,747 customers.

Operating expenses for the third quarter of 2016 increased $172, or 2.9%, from $6,015 for the third quarter of 2015 to $6,187 for the corresponding 2016 period.  The increase was due to higher expenses of approximately $77 for depreciation, $49 for health insurance and $47 for wages.  Other expenses increased by a net of $40.  The increase was partially offset by approximately $41 for wages and benefits that were able to be capitalized.

Interest on debt for the third quarter of 2016 increased $16, or 1.2%, from $1,304 for the third quarter of 2015 to $1,320 for the corresponding 2016 period.  The increase was due to higher short-term interest rates on the variable rate debt and an increase in long-term debt outstanding resulting from the bond issuance in July 2015.

Allowance for funds used during construction increased $11, from $40 in the third quarter of 2015 to $51 in the 2016 period, due to a higher volume of eligible construction.

Other income (expenses), net for the third quarter of 2016 reflects increased expenses of $13 as compared to the same period of 2015.  Higher charitable contributions of approximately $24 were the primary reason for the increase.  Other expenses of approximately $24 increased as compared to the same period of 2015.  The increased expenses were partially offset by higher earnings on life insurance policies of approximately $35.

Income taxes for the third quarter of 2016 decreased $8, or 0.6%, compared to the same period of 2015 due to a higher volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company's effective tax rate was 27.8% for the third quarter of 2016 and 28.3% for the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared
With Nine Months Ended September 30, 2015

Net income for the first nine months of 2016 was $8,904, a decrease of $69, or 0.8%, from net income of $8,973 for the same period of 2015.  The primary contributing factors to the decrease were higher depreciation expense and higher income taxes, which were partially offset by increased operating revenues and lower operation and maintenance expenses.

Operating revenues for the nine months ended September 30, 2016 increased $227, or 0.6%, from $35,472 for the nine months ended September 30, 2015 to $35,699 for the corresponding 2016 period.  The primary reasons for the increase in revenues were an increase in customers, and higher sewer billing and collection service revenue.  The average number of customers served in the 2016 period increased as compared to the 2015 period by 982 customers, from 65,544 to 66,526 customers.  Lower per capita consumption due in part to the prior year non-recurring interconnection with a neighboring municipality to provide water during an emergency event partially offset the increase.  Total per capita consumption for the first nine months of 2016 was 1.6% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to be slightly lower than each of the first three quarters in 2016 because expected increases in the number of water and wastewater customers, from acquisitions and growth within the Company's service territory, are not expected to offset seasonal declines in consumption.  Other regulatory actions and weather patterns could impact results, although weather is typically not a significant factor during the fourth quarter.

Operating expenses for the first nine months of 2016 increased $73, or 0.4%, from $18,303 for the first nine months of 2015 to $18,376 for the corresponding 2016 period.  The increase was primarily due to higher expenses of approximately $205 for depreciation, $103 for wages and $43 for pension administration.  The increased expenses were partially offset by approximately $112 for wages and benefits that were able to be capitalized, and reduced expenses of $72 for accounting and information technology services and $46 for rate case.  Other expenses decreased by a net of $48.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and as additional water and wastewater systems are acquired.  Environmental compliance costs may add additional expense (see Note 4 to the financial statements included herein for additional information).

Interest on debt for the first nine months of 2016 increased $67, or 1.7%, from $3,874 for the first nine months of 2015 to $3,941 for the corresponding 2016 period.  The increase was due to an increase in long-term debt outstanding resulting from the bond issuance in July 2015.  Interest expense for the remainder of the year is expected to remain consistent or be slightly higher if short-term interest rates continue to rise.

Allowance for funds used during construction increased $3, from $148 in the first nine months of 2015 to $151 in the 2016 period, due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first nine months of 2016 reflects decreased expenses of $40 as compared to the same period of 2015.  Higher earnings on life insurance policies of $66 and lower charitable contributions of $35 were the primary reasons for the decrease.  The decreased expenses were partially offset by higher outside services of approximately $28.  Other expenses increased by a net of approximately $33 as compared to the same period of 2015.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.  Discount rates are likely to be lower at the end of the year resulting in higher retirement expense.

Income taxes for the first nine months of 2016 increased $199, or 5.0%, compared to the same period of 2015 due to higher taxable income and a lower volume of asset improvements eligible for the tax benefit of the IRS TPR.  The Company's effective tax rate was 31.9% for the first nine months of 2016 and 30.7% for the first nine months of 2015.  The Company expects the effective tax rate to be approximately 28% to 32% for 2016 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.  The Company's effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period.

Rate Matters

See Note 12 to the financial statements included herein for a discussion of rate matters.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Earnings in excess of the regulatory benchmark prevent the collection of a distribution system improvement charge, which is the case for 2016.  It may also lengthen the amount of time until filing the next rate increase request.  As a result, the Company does not expect to file a rate increase request in 2016.  When the Company does file for its next rate increase, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.

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

On August 8, 2016, the Company signed an agreement to purchase the water assets of Stockham's Village Mobile Home Park in Adams County, Pennsylvania.  Completion of this acquisition is contingent upon receiving approval from all required regulatory authorities.  The Company expects to begin serving approximately 80 new customers through an interconnection with its current distribution system in the first quarter of 2017.

On October 13, 2016, the Company completed the acquisition of the water assets of the Westwood Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on October 17, 2016.  The acquisition resulted in the addition of approximately 200 new water customers.  These customers were previously served by the Company through a single customer connection to the park.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

For the nine months ended September 30, 2016, the Company invested $8,302 in construction expenditures for routine items, further upgrades to water treatment facilities and information and communication technology, as well as various replacements of infrastructure.  In addition, the Company invested $29 in the acquisition of water systems.  The Company was able to fund construction expenditures using internally-generated funds, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2016 of approximately $4,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, an additional raw water pumping station and force main, and various replacements and improvements to infrastructure.  The Company intends to use primarily cash on hand and internally-generated funds for its anticipated construction and fund the remainder through proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for less than 5% of funding requirements during the remainder of 2016.  The Company believes it will have adequate credit facilities to meet its anticipated capital needs in 2017.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company utilized a significant portion of its cash on hand for cash outflows, specifically a $2,300 contribution to its pension trusts and its quarterly dividend payments, but did not use its lines of credit during the first nine months of 2016.  The Company has built its cash through internally-generated funds, accumulating a cash balance of $6,199 as of September 30, 2016.  The Company expects the cash balance to be fully utilized in the first quarter of 2017, after which the cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock.

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

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  In the first nine months of 2016, the Company generated $14,016 internally from operations as compared to the $13,616 it generated in the first nine months of 2015 due primarily to lower income taxes and interest paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2016, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.25%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2016.  In the second quarter of 2016, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2018.  In addition, the Company renewed its $5,000 committed line of credit increasing the available amount to $7,500, lowering the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25%, and extending the maturity to June 2017.  In the third quarter of 2016, the Company entered into an agreement with a fourth bank for a $10,000 unsecured committed line of credit at an interest rate of LIBOR plus 1.20% maturing in September 2017.

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

The Pennsylvania Economic Development Financing Authority Series 2014 bonds contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners have the right to request redemption prior to the stated maturity of all or part of their holding in the bonds.  Current maturities include $10 for bonds that met the special provisions and have been tendered for redemption.  The Company is not obligated to redeem any individual holding exceeding $25, or aggregate holdings exceeding $300 in any annual period.

The York County Industrial Development Authority Series 2006 bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after October 1, 2016.  The Company may refinance these bonds prior to maturity to take advantage of lower interest rates.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.5% as of September 30, 2016, compared with 44.5% as of December 31, 2015.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2016.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.5% as of September 30, 2016, compared with 55.5% as of December 31, 2015.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

During its recently completed triennial testing, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion (PPB).  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was just 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits is expected to be approximately $71 over the next four years.  In addition, the Company expects to exceed the mandated replacement schedule by replacing all of the remaining company-owned lead service lines within the next three to four years.  The cost for these service line replacements is estimated at $4,600, and will be integrated into the Company's annual capital budgets for replacements over the next three to four years.  The Company may update these estimates as more facts become available.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2016.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2018), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2018 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2017 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2017 and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under any of its lines of credit as of September 30, 2016.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 6 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.60% during the three months ended September 30, 2016 and 0.38% during the nine months ended September 30, 2016.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 7 to the financial statements included herein for additional information regarding the interest rate swap.

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

Part II – OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – Risk Factors in our Form 10-K, and in our other public filings, which could materially affect our business, financial condition or future results.  Other than as set forth below, there have been no material changes from risk factors previously disclosed in Part I, Item 1A – Risk Factors in our Form 10-K.

If our sources of water or water at customer sites become contaminated, it could subject us to reduction in usage, regulatory actions, damage to our reputation and private litigation.

As described above in "Management's Discussion and Analysis – Environmental Matters", during our recently completed triennial testing, we determined that we exceeded the action level for lead in rules issued by the U.S. Environmental Protection Agency, or EPA.  The Company is working closely with the EPA and the Pennsylvania Department of Environmental Protection and has announced plans to exceed the requirements to address the test results, including a plan to replace all company-owned lead service lines in the next three to four years.  While we believe that our response has been appropriate, we may incur significant costs in responding to this incident and may not be able to recover such costs through rates or from insurers.

Our primary business is to impound, purify to meet or exceed safe drinking water standards and distribute water.  Contamination of the water provided to our customers exposes us to risks, including regulatory or government action, customer exposure to contamination or hazardous substances in the water, and resulting private claims and litigation.  Negative impacts to our reputation may occur even if we are not responsible for any contamination or its consequences.  Pending or future claims against us and reputational damage could have a material adverse impact on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended September 30, 2016.

The following table summarizes the Company's purchases of its common stock for the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31, 2016	-	$-	-	702,004
Aug. 1 – Aug. 31, 2016	-	$-	-	702,004
Sept. 1 – Sept. 30, 2016	16,849	$28.17	16,849	685,155
Total	16,849	$28.17	16,849	685,155

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: November 3, 2016	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: November 3, 2016	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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