Form 10-K
period 2016-12-31
YORK WATER CO
filed 2017-03-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to____________

Commission file number 001-34245
THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1242500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA	17401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:
None	The NASDAQ Global Select Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2016 was $412,282,264.
As of March 7, 2017 there were 12,857,199 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2017 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, “Risk Factors” of this Annual Report.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and two wastewater treatment systems.  The Company operates within its franchised territory, which covers 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company has a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of December 31, 2016, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.8 million gallons.  The Company's service territory had an estimated population of 196,000 as of December 31, 2016.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, injectable drug delivery systems, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Competition

As a regulated utility, the Company operates within an exclusive franchised territory that is substantially free from direct competition with other public utilities, municipalities and other entities.  Although the Company has been granted an exclusive franchise for each of its existing community water and wastewater systems, the ability of the Company to expand or acquire new service territories may be affected by currently unknown competitors obtaining franchises to surrounding systems by application or acquisition.  These competitors may include other investor-owned utilities, nearby municipally-owned utilities and sometimes competition from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry.  The addition of new service territory and the acquisition of other utilities are generally subject to review and approval by the PPUC.

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

The federal Groundwater Rule establishes rules for community water supplies serving between 100 and 500 customers.  This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection.  The Company holds public water supply permits issued by the DEP, which establishes the groundwater source operating conditions for its wells, including demonstrated 4-log treatment of viruses.  All of the satellite systems operated by the Company are in compliance with the federal Groundwater Rule.  The Company completed modifications at one of these systems in 2016 to more reliably and consistently demonstrate 4-log treatment of viruses.

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

Lead and copper may enter drinking water primarily through plumbing materials.  The Company is required to comply with the Lead and Copper Rule established by the EPA and administered by the DEP.  The Company must monitor drinking water at customer taps for compliance with this rule.  If lead concentrations exceed an action level, the Company must undertake a number of additional actions to control corrosion, inform the public about steps they should take to protect their health and may be required to replace lead service lines under its control.  See "Management's Discussion and Analysis – Environmental Matters" for a discussion of the Company's most recently completed testing.

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company's impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company's dams.  The DEP most recently inspected the Company's dams in 2014 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP's recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management has met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to finalize its plans in 2017 and begin armoring one of the dams between 2018 and 2019.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5.5 million.

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

Growth

During the five year period ended December 31, 2016, the Company continued to grow the number of customers and its distribution facilities.

The following table sets forth certain of the Company's summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Revenues:
Residential	$30,142	$29,682	$29,079	$26,796	$26,114
Commercial and industrial	13,760	13,822	13,267	12,299	12,114
Other	3,682	3,585	3,554	3,288	3,219
Total	$47,584	$47,089	$45,900	$42,383	$41,447

Average daily water consumption (gallons per day)	18,798,000	18,507,000	18,327,000	19,094,000	18,553,000

Miles of water mains at year-end	967	958	951	945	940

Miles of wastewater mains at year-end	8	8	8	3	3

Additional water distribution mains installed/acquired (ft.)	46,368	40,873	28,523	28,051	59,653

Wastewater collection mains acquired (ft.)	-	-	28,250	-	14,820

Number of customers at year-end	67,052	66,087	65,102	64,118	63,779

Population served at year-end	196,000	194,000	192,000	190,000	189,000

Executive Officers of the Registrant

The Company presently has 105 full time employees including the officers detailed in the information set forth under the caption "Executive Officers of the Company" of the 2017 Proxy Statement incorporated herein by reference.

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

Shareholders may request, without charge, copies of the Company's financial reports.  Such requests, as well as other investor relations inquiries, should be addressed to:

Molly E. Norton	The York Water Company	(717) 718-2942
Investor Relations &	130 East Market Street	(800) 750-5561
Communications Administrator	York, PA 17401	mollyn@yorkwater.com

Item 1A.	Risk Factors.

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

As described in "Management's Discussion and Analysis – Environmental Matters", during our recently completed triennial testing, we determined that we exceeded the action level for lead in rules issued by the EPA.  The Company is operating under a consent order agreement with the DEP to address the test results, including replacing all company-owned lead service lines in the next four years.  While we believe that our response has been appropriate, we may incur significant costs in responding to this incident and may not be able to recover such costs through rates or from insurers.

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

Computers and the Internet have led to increased productivity and improved customer service.  Unfortunately, progress in this area has brought with it cybersecurity risks.  Recently, the frequency and severity of cyber-attacks on companies has increased resulting in a disruption to business operations and the corruption or misappropriation of proprietary data.  We have and will continue to bear increased costs for security precautions to protect our information technology.  However, if such an attack was to occur and could not be prevented, customer information could be misappropriated, our networks may be down for an extended period of time disrupting our business, and it could require costly replacement of hardware and software.  We carry cyber liability insurance, however, our limits may not be sufficient to cover all losses or liabilities.

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

We may face competition from other water suppliers or wastewater service providers that may hinder our growth and reduce our profitability.

We face competition from other water suppliers for acquisitions, which may limit our growth opportunities.  Furthermore, even after we have been the successful bidder in an acquisition, competing water suppliers or wastewater service providers may challenge our application for extending our franchise territory to cover the target company's market.  Finally, third parties either supplying water on a contract basis to municipalities or entering into agreements to operate municipal water or wastewater systems might adversely affect our business by winning contracts that may be beneficial to us.  If we are unable to compete successfully with other water suppliers and wastewater service providers for these acquisitions, franchise territories and contracts, it may impede our expansion goals and adversely affect our profitability.

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

The holders of the $12,000,000 variable rate Pennsylvania Economic Development Financing Authority (PEDFA) Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the Indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank") dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The letter of credit expires June 30, 2018 and is reviewed annually for a potential extension of the expiration date.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  If the Bank is unable to meet its obligations, the Company would be required to buy any bonds which had been tendered.

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

The Company also owns three satellite water systems in Adams County, Pennsylvania.  The Carroll Valley Water System consists of two groundwater wells capable of providing a safe yield of approximately 100,000 gallons per day with a current average daily consumption of 21,000 gallons per day.  The Western Cumberland Water System (formerly Lincoln Estates) consists of three groundwater wells capable of providing a safe yield of 144,000 gallons per day with a current average daily consumption of 18,000 gallons per day.  The Eastern Cumberland Water System (formerly The Meadows) consists of two groundwater wells capable of providing a safe yield of 122,000 gallons per day with a current average daily consumption of 23,000 gallons per day.

As of December 31, 2016, the Company's present average daily availability was 35.4 million gallons, and daily consumption was approximately 18.8 million gallons.

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

In 2016, the Company began the construction of a new pumping station in York Township adjacent to Lake Redman.  The pumping station is designed to provide a redundant source with the capacity to pump 20 million gallons per day of untreated water through a Company owned 36-inch force main approximately 3.5 miles to the filtration plant, meeting the Company's daily consumption needs.  Construction began on the new pumping station and force main in September 2016.  The pumping station and force main are expected to be put into service in 2017.

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a rated capacity of 39.0 million gallons per day, or MGD, with a maximum supply of 42.0 MGD for short periods if necessary.  Based on an average daily consumption in 2016 of approximately 18.8 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.  In 2007, the Company began upgrading the facility to increase capacity to meet peak demands, for operational redundancy, and for future growth.  The final phase of the upgrade, replacement of the filter media, began in 2013 and was completed in 2016, allowing the Company to have its filter capacity rerated to 39.0 MGD from 31.0 MGD.

The Company's sediment recycling facility is located adjacent to its water filtration plant.  This state of the art facility employs cutting edge technology to remove fine, suspended solids from untreated water.  The Company estimates that through this energy-efficient, environmentally friendly process, approximately 600 tons of sediment will be removed annually, thereby improving the quality of the Codorus Creek watershed.

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

Distribution and Collection

The distribution system of the Company has approximately 967 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 31 booster stations and 33 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The two wastewater collection systems of the Company have a combined approximate 38,270 feet of 6 inch and 8 inch gravity collection mains and 4,800 feet of 6" pressure force main along with 3 sewage pumping stations each rated at 80 gallons per minute.

The Company added a third wastewater collection system containing approximately 57,000 feet of primarily 8 inch gravity collection mains in early 2017.

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

Market for Common Stock and Dividends

The common stock of The York Water Company is traded on the NASDAQ Global Select Market (Symbol "YORW").  Quarterly price ranges and cash dividends per share for the last two years follow:

	2016			2015
	High	Low	Dividend*	High	Low	Dividend*
1st Quarter	$30.99	$23.79	$0.1555	$24.97	$21.08	$0.1495
2nd Quarter	33.40	26.54	0.1555	25.99	20.69	0.1495
3rd Quarter	32.24	27.68	0.1555	22.72	19.69	0.1495
4th Quarter	39.85	28.61	0.1602	26.67	20.93	0.1555

*Cash dividends per share reflect dividends declared at each dividend date.

Prices listed in the above table are sales prices as listed on the NASDAQ Global Select Market.  Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2016 numbered approximately 2,052.

Dividend Policy

Dividends on the Company's common stock are declared by the Board of Directors and are normally paid in January, April, July and October.  Dividends are paid based on shares outstanding as of the stated record date, which is ordinarily the last day of the calendar month immediately preceding the dividend payment.

The dividend paid on the Company's common stock on January 17, 2016 was the 584th consecutive dividend paid by the Company.  The Company has paid consecutive dividends for its entire history, since 1816.  The policy of the Company's Board of Directors is currently to pay cash dividends on a quarterly basis.  The dividend rate has been increased annually for twenty consecutive years.  The Company's Board of Directors declared dividend number 585 in the amount of $0.1602 per share at its January 2017 meeting.  The dividend is payable on April 17, 2017 to shareholders of record as of February 28, 2017.  Future cash dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

Purchases of Equity Securities by the Company

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended December 31, 2016.

The following table summarizes the Company's purchases of its common stock for the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31, 2016	29,922	$28.89	29,922	655,233
Nov. 1 – Nov. 30, 2016	-	$-	-	655,233
Dec. 1 – Dec. 31, 2016	-	$-	-	655,233
Total	29,922	$28.89	29,922	655,233

The Company's loan agreements contain various covenants and restrictions regarding dividends and share repurchases.  As of December 31, 2016, management believes it was in compliance with all of these restrictions.  See Note 4 for additional information regarding these restrictions.

The Company will fund repurchases under the share repurchase program with internally generated funds and borrowings under its credit facilities, if necessary.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2011 through 2016, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S&P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, American Water, Aqua America, Artesian Resources, California Water Service, Connecticut Water, Middlesex Water and San Jose Water.

	2011	2012	2013	2014	2015	2016
The York Water Company	100.00	102.60	125.70	143.19	157.89	246.79
S&P 500 Index – Total Returns	100.00	116.00	153.57	174.60	177.01	198.18
Peer Group	100.00	119.51	141.06	173.06	195.47	238.94

Item 6.	Selected Financial Data.

(All dollar amounts are stated in thousands of dollars.)

	Summary of Operations
For the Year	2016	2015	2014	2013	2012

Operating revenues	$47,584	$47,089	$45,900	$42,383	$41,447
Operating expenses	24,696	24,428	23,823	21,622	20,874
Operating income	22,888	22,661	22,077	20,761	20,573
Interest expense*	5,037	4,976	4,996	5,267	5,249
Gain on sale of land	36	-	316	-	-
Other income (expenses), net*	(632)	(456)	(1,036)	(28)	(415)
Income before income taxes	17,255	17,229	16,361	15,466	14,909
Income taxes	5,409	4,740	4,877	5,812	5,606
Net income	$11,846	$12,489	$11,484	$9,654	$9,303

Per Share of Common Stock
Book value	$8.87	$8.51	$8.15	$7.98	$7.73
Earnings per share:
Basic	0.92	0.97	0.89	0.75	0.72
Diluted	0.92	0.97	0.89	0.75	0.72
Weighted average number of shares outstanding during the year:
Basic	12,845,955	12,831,687	12,879,912	12,928,040	12,847,160
Diluted	12,845,973	12,831,687	12,879,912	12,928,040	12,847,160
Cash dividends declared per share	0.6267	0.6040	0.5788	0.5580	0.5391

Utility Plant
Original cost, net of acquisition adjustments	$339,745	$325,691	$313,003	$298,670	$289,579
Construction expenditures	13,158	13,844	14,139	9,852	11,543

Other
Total assets	$320,494	$310,533	$300,708	$280,123	$279,991
Long-term debt including current portion*	84,653	84,562	82,312	82,741	82,684

*Certain prior year amounts have been reclassified to conform to the 2016 presentation.

For Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to Item 7 of this Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also operates two wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse effect on revenues.  Market conditions and the economy in general have been improving, albeit slowly.  While there was little organic growth in the customer base, the Company increased revenues in 2016 compared to 2015 as a result of acquisitions, and increased sewer billing and collection service revenue.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2016, operating revenue was derived from the following sources and in the following percentages: residential, 63%; commercial and industrial, 29%; and other, 8% which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The customer mix helps to reduce volatility in consumption.

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

The Company has entered into agreements with several municipalities to provide sewer billing and collection services.  The Company also has a service line protection program on a targeted basis.  Opportunities to expand both initiatives are being pursued to further diversify the business.

In addition to increasing revenue, the Company consistently focuses on minimizing costs without sacrificing water quality or customer service.  Paperless billing, expanding online services, negotiation of favorable electric, banking and other costs, as well as taking advantage of the IRS tangible property regulations are examples of some of the Company's efforts to minimize costs.

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

The Company's performance in 2016 was strong under the above measures.  Increases in the number of customers mostly as a result of acquisitions and higher sewer billing and collection service resulted in higher revenue and offset the higher operating and other net expenses recorded in 2016.  The Company did incur higher income taxes due to a lower volume of assets improvements eligible for the tax benefit under the IRS tangible property regulations, or TPR.  The overall effect was a decrease in net income in 2016 over 2015 of 5.1% and a return on year end common equity of 10.4%, lower than last year but higher than the five year historical average of 10.1%.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company's ratio averaged 23.8%.  In 2016, the ratio was higher than the average at 24.9% due primarily to lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2016 Compared with 2015

Net income for 2016 was $11,846, a decrease of $643, or 5.1%, from net income of $12,489 for 2015.  The primary contributing factor to the decrease in net income was higher income taxes.

Operating revenues for the year increased $495, or 1.1%, from $47,089 for 2015 to $47,584 for 2016.  The primary reasons for the increase in revenues were an increase in customers, and higher sewer billing and collection service revenue.  The average number of customers served in 2016 increased as compared to 2015 by 974 customers, from 65,667 to 66,641 customers, due primarily to recent acquisitions.  Lower per capita consumption due mainly to a prior year emergency interconnection partially offset the increase.  Total per capita consumption for 2016 was 1.1% lower than 2015, but just 0.2% lower excluding the prior year benefit of the emergency interconnection.  The Company expects revenues for 2017 to show a modest increase over 2016 due to an increase in the number of water and wastewater customers from recently announced acquisitions and modest organic growth.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the year increased $268, or 1.1%, from $24,428 for 2015 to $24,696 for 2016.  The increase was primarily due to higher expenses of approximately $271 for depreciation, $118 for wages, $60 for shareholder expenses and $54 for maintenance.  The increased expenses were partially offset by approximately $149 for wages and benefits that were able to be capitalized, and reduced rate case expense of $80.  Other expenses decreased by a net of $6.  In 2017, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise, environmental compliance costs are added (see Note 10 to the financial statements included herein for additional information), and the costs to integrate the West York Borough wastewater collection system are incurred.  Overall, increases in operating expenses are expected to outpace growth in revenue in the short-term.

Interest expense on debt for 2016 increased $83, or 1.6%, from $5,182 for 2015 to $5,265 for 2016.  The increase was due to an increase in long-term debt outstanding resulting from the bond issuance in July 2015.  Interest expense for 2017 is expected to be higher due to recent increases in short-term interest rates and expected line of credit borrowings.

Allowance for funds used during construction increased $22, from $206 in 2015 to $228 in 2016, due to a higher volume of eligible construction.  Allowance for funds used during construction for 2017 is expected to increase based on a projected increase in the amount of eligible construction, particularly the new pumping station and force main.

A non-recurring gain on the sale of land of $36 was recorded in 2016 as a result of the sale of nonoperating property from a recent acquisition.  No additional land sales are anticipated at this time.

Other income (expenses), net for 2016 reflects increased expenses of $176 as compared to the same period of 2015.  Higher retirement expenses of $256 were the primary reason for the increase.  The increased expenses were partially offset by higher earnings on life insurance policies of $78.  Other expenses decreased by a net of approximately $2 as compared to the same period of 2015.  For 2017, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2016 increased $669, or 14.1%, compared to 2015 due to a lower volume of asset improvements eligible for the tax benefit of the IRS TPR.  (See the Income Taxes, Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.)  The Company's effective tax rate was 31.3% for 2016 and 27.5% for 2015.  The Company expects the effective tax rate to be approximately 28% to 32% for 2017 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.  The Company's effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period.

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

Operating revenues for the year increased $1,189, or 2.6%, from $45,900 for 2014 to $47,089 for 2015.  The primary reason for the increase was a rate increase effective February 28, 2014.  Additionally, revenues increased from an interconnection with a neighboring municipality to provide water due to an emergency event and from an increase in customers.  The average number of customers served in 2015 increased as compared to 2014 by 894 customers, from 64,773 to 65,667 customers, due primarily to recent acquisitions.  Total per capita consumption for 2015 was just 0.1% lower than 2014 mainly due to the emergency interconnection.  Without the interconnection, total per capita consumption for 2015 was 1.0% lower than 2014.

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

Interest expense on debt for 2015 decreased $24, or 0.5%, from $5,206 for 2014 to $5,182 for 2015.  The decrease was due to the 2014 bond refinancing at a lower interest rate. The decrease was partially offset by an increase in interest due to additional long-term debt outstanding.

Allowance for funds used during construction decreased $4, from $210 in 2014 to $206 in 2015, due to a lower volume of eligible construction.

A non-recurring gain on the sale of land of $316 was recorded in 2014 as a result of a PennDOT realignment project which included a portion of the Company's distribution facility property.

Other income (expenses), net for 2015 reflects reduced expenses of $580 as compared to 2014.  The net change was primarily due to reduced retirement expense of $443 and lower charitable contributions of $296.  Other expenses aggregating approximately $6 increased as compared to 2014.  The reduced expenses were partially offset by lower earnings on life insurance policies of approximately $165.

Income taxes for 2015 decreased $137, or 2.8%, compared to 2014 due to the continued tax benefit of the IRS TPR.  The Company's effective tax rate was 27.5% for 2015 and 29.8% for 2014.

Rate Developments

See Note 8 to the Company's financial statements included herein for a discussion of its rate developments.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Earnings in excess of the regulatory benchmark prevented the collection of a distribution system improvement charge in 2016, and the Company anticipates it may do so again in 2017.  It also may lengthen the amount of time between rate increase requests.  When the Company does file for its next rate increase, which it expects to do in 2017, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.

Acquisitions

See Note 2 to the Company's financial statements included herein for a discussion of completed acquisitions included in financial results.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2017 at which time the Company will add approximately 30 commercial and industrial wastewater customers.

On January 6, 2017, the Company completed the acquisition of the water assets of Stockham's Village Mobile Home Park in Adams County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on January 9, 2017.  The acquisition resulted in the addition of approximately 80 new water customers.

On February 23, 2017, the Company completed the acquisition of the wastewater collection assets of West York Borough in York County, Pennsylvania.  The Company began operating the existing collection facilities on February 27, 2017.  The acquisition resulted in the addition of approximately 1,700 wastewater customers, representing more than 2,200 units.

In total, these acquisitions are expected to be immaterial to total company results.  The Company is also pursuing other bulk water contracts and water and wastewater acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

During 2016, the Company invested $13,158 in construction expenditures for routine items, further upgrades to its water treatment facilities, information and communication technology, and the commencement of construction on an additional raw water pumping station and force main, as well as various replacements of infrastructure.  The Company replaced and relined approximately 42,000 feet of main in 2016.  In addition, the Company invested $50 in the acquisition of water systems during 2016.  The Company was able to fund construction expenditures and acquisitions using internally-generated funds, proceeds from its stock purchase plans, and customer advances and contributions from developers, municipalities, customers or builders.  See Notes 1, 4 and 5 to the Company's financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2017 and 2018 of approximately $22,800 and $15,600, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2017 and 2018 expenditures will be for additional main extensions, completion of an additional raw water pumping station and force main, the beginning of armoring one of the dams, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2017 and 2018 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company's financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2017 and 2018.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2017 and 2018, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  The Company utilized a significant portion of its cash on hand for cash outflows, specifically a $2,300 contribution to its pension trusts and its quarterly dividend payments, but did not use its lines of credit during the year ended December 31, 2016.  The Company has built its cash through internally-generated funds, accumulating a cash balance of $4,209 as of December 31, 2016.  The Company expects the cash balance to be fully utilized in the first half of 2017, after which the cash management facility and the other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2016, the accounts receivable balance increased due to an increase in revenue and a slight decrease in percentage of prior months billings paid by customers in December 2016 as compared to December 2015.  Prior to December, the Company experienced an improvement in the timeliness of payments by its customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.  The improvement in the timeliness of payments by customers allowed the Company to reduce its allowance for doubtful accounts in 2016.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In 2016, the Company generated $19,365 internally as compared to $20,710 in 2015 and $18,766 in 2014.  The decrease from 2015 was primarily due to a decrease in net income, an increase in accounts receivable and higher income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2016, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.25%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2016.  The Company plans to renew a $5,000 line of credit that expires in June 2017 and a $10,000 line of credit that expires in September 2017 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on its largest facilities.  One of the Company's banks recently increased the available amount and reduced the interest rate on its line of credit, and a new relationship was established with another bank for a committed line of credit at an interest rate matching the lowest rate currently offered.  Despite these factors, there is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2017.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's financial statements included herein for additional information regarding these restrictions.

The Pennsylvania Economic Development Financing Authority Series 2014 bonds contain special redemption provisions.  Under these provisions, representatives of deceased beneficial owners have the right to request redemption prior to the stated maturity of all or part of their holding in the bonds.  The Company is not obligated to redeem any individual holding exceeding $25, or aggregate holdings exceeding $300 in any annual period.  In 2016, the Company retired $10 of the bonds under these provisions.  In 2015, no bonds were retired under these provisions.  Currently, no additional bonds that meet the special provisions have been tendered for redemption.

The York County Industrial Development Authority Series 2006 bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after October 1, 2016.  The Company may refinance these bonds prior to maturity to take advantage of lower interest rates.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.4% as of December 31, 2016, compared with 44.5% as of December 31, 2015.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate and retain more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 4 to the Company's financial statements included herein for the details of its long-term debt outstanding as of December 31, 2016.

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

As a result of the ongoing deduction, the net income tax benefits of $962, $1,438 and $1,342 for the years ended December 31, 2016, 2015 and 2014, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future, resulting in an effective tax rate of 28% to 32%.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period.

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2016.  See Note 3 to the Company's financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.6% as of December 31, 2016, compared with 55.5% as of December 31, 2015.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On March 30, 2016, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2017, the Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Environmental Matters

During its recently completed triennial testing, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule, or LCR, issued by the EPA.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required, per the LCR, to engage in more frequent testing for lead, to provide public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $9 for the year ended December 31, 2016 and is expected to be approximately an additional $57 over the next four years.

In addition, the Company has entered into a consent order agreement with the DEP.  Under the agreement, the Company has committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within the next four years.  The cost for these service line replacements was approximately $75 for the year ended December 31, 2016 and is included in utility plant.  Additional replacements are expected to be approximately $2,400 over the next four years, and will be integrated into the Company's annual capital budgets.

Finally, the Company has been granted approval by the PPUC to modify its tariff to allow the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over four years, and to allow the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  Replacements are expected to be approximately $2,080 under the four-year tariff modification, assuming all company-owned lead service lines are connected to a customer-owned lead service line.  The Company is unable to develop a total estimated cost of the nine-year tariff modification replacements as it does not know how many customer-owned lead service lines are in use.

Dividends

During 2016, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 68.0% and 41.1%, respectively.  During 2015, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 62.0% and 37.1%, respectively.  During the fourth quarter of 2016, the Board of Directors increased the dividend by 3.0% from $0.1555 per share to $0.1602 per share per quarter.

The Company's Board of Directors declared a dividend in the amount of $0.1602 per share at its January 2017 meeting.  The dividend is payable on April 17, 2017 to shareholders of record as of February 28, 2017.  While the Company expects to maintain this dividend amount in 2017, future dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

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

Contractual Obligations

The following summarizes the Company's contractual obligations by period as of December 31, 2016:

	Payments due by period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Long-term debt obligations (a)	$87,488	$44	$23,074	$6,500	$57,870

Interest on long-term debt (b)	59,496	4,720	8,438	6,440	39,898

Purchase obligations (c)	9,657	9,586	71	-	-

Defined benefit obligations (d)	2,300	2,300	-	-	-

Deferred employee benefits (e)	5,628	308	457	529	4,334

Other deferred credits (f)	2,738	313	513	433	1,479
Total	$167,307	$17,271	$32,553	$13,902	$103,581

(a)
Represents debt maturities including current maturities.  Included in the table is a potential payment of $12,000 in Year 2 on the variable rate bonds which would only be due if the bonds were unable to be remarketed.  There is currently no such indication of this happening.  If the bonds are successfully remarketed, they will be due in 2029.

(b)
Excludes interest on the $12,000 variable rate debt as these payments cannot be reasonably estimated.  The interest rate on this issue is reset weekly by the remarketing agent based on then current market conditions.  The interest rate as of December 31, 2016 was 0.80%.

(c)	Represents an approximation of open purchase orders at year end.
(d)
Represents contributions expected to be made to qualified defined benefit plans.  The contribution may increase if the minimum required contribution as calculated under Employee Retirement Income Security Act (ERISA) standards is higher than this amount.  The contribution is also dependent upon the amount recovered in rates charged to customers.  The amount of required contributions in year 2 and thereafter is not currently determinable.

(e)	Represents the obligations under the Company's Supplemental Retirement and Deferred Compensation Plans for executives and management.
(f)	Represents the estimated settlement payments to be made under the Company's interest rate swap contract.

In addition to these obligations, the Company makes refunds on Customers' Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  The refund amounts are not included in the above table because the timing cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2027 and amounts not paid by the contract expiration dates become non-refundable and are transferred to Contributions in Aid of Construction.

See Note 10 to the Company's financial statements included herein for a discussion of its commitments.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company's pension actuary.  The Company used a compensation increase of 3% in 2015, and increases of 2.5% to 3.0% in 2016.

The Company adopted a new mortality table in 2014, the RP-2014, using the white collar table for the administrative and general plan and the blue collar table for the union plan.  Using the new mortality table increased the life expectancy of pension plan participants, resulting in a significant increase to the pension benefit obligation, and ultimately, a decline in the Company's funded status of the plans.  In 2015, the Social Security Administration released new underlying data creating an Adjusted RP-2014 mortality table.  A new mortality improvement scale was released in 2015, the MP-2015, and again in 2016, the MP-2016.  The Company adopted each of the improvement scales in the years they were released.  These changes partially offset the increase in the pension benefit obligation realized in 2014.

The Company selected its December 31, 2016 and 2015 discount rates based on the Citigroup Pension Liability Index.  This index uses the Citigroup spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company's future pension obligations were determined using a discount rate of 4.00% at December 31, 2016 and 4.20% at December 31, 2015.

Adopting a new mortality table that represents a change in life expectancy and choosing a different discount rate normally changes the amount of pension expense and the corresponding liability.  In the case of the Company, these items change its liability, but do not have an impact on its pension expense.  The PPUC, in a previous rate settlement, agreed to grant recovery of the Company's contribution to the pension plans in customer rates.  As a result, under the accounting standards regarding rate-regulated activities, expense in excess of the Company's pension plan contribution can be deferred as a regulatory asset and expensed as contributions are made to the plans and are recovered in customer rates.  Therefore, these changes affect regulatory assets rather than pension expense.

The Company's estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 7% as its estimate of expected return on assets in 2015.  The Company reduced the expected return in 2016 to 6.75% as estimates of asset returns over the next several years are expected to be weaker than they have been in the past.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company's expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

Lower discount rates and underperformance of assets could cause future required contributions and expense to increase substantially.  If this were to happen, the Company would have to consider changes to its pension plan benefits and possibly request additional recovery of expenses through increased rates charged to customers.  See Note 7 to the Company's financial statements included herein for additional details regarding the pension plans.

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

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. For risk management purposes, the Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 4 to the financial statements included herein.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no material lease obligations, no guarantees and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

See Note 1 to the Company's financial statements included herein for a discussion on the effect of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  As of February 2017, the Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2018), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2018 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2017 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2017 and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2016.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as discussed in Note 4 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

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

	Expected Maturity Date
Liabilities	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$44	$44	$11,030	$6,500	$0	$57,870	$75,488	$87,000
Average interest rate	1.00%	1.00%	9.89%	10.05%	0.00%	5.14%	6.25%

Variable Rate	-	$12,000	-	-	-	-	$12,000	$12,000
Interest rate	0.80%	0.80%	-	-	-	-	0.80%

	Expected Maturity Date
Interest Rate Derivatives	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$2,292
Variable to Fixed *	$313	$273	$240	$222	$211	$1,479	$2,738
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	0.55%	0.91%	1.15%	1.30%	1.40%	1.59%	1.38%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan potentially due in 2018, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of the date of this report, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  The interest rate of 0.80% on the $12,000 variable rate loan represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2016.  This rate is used for 2017 and 2018, but it may not be indicative of the actual rate.

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

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2016 and 2015, and the related statements of income, common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The York Water Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The York Water Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2017 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
York, Pennsylvania
March 7, 2017

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2016	Dec. 31, 2015

ASSETS
UTILITY PLANT, at original cost	$343,412	$329,415
Plant acquisition adjustments	(3,667)	(3,724)
Accumulated depreciation	(68,838)	(64,271)
Net utility plant	270,907	261,420

OTHER PHYSICAL PROPERTY,
net of accumulated depreciation of $353 in 2016 and $329 in 2015	745	769

CURRENT ASSETS:
Cash and cash equivalents	4,209	2,879
Accounts receivable, net of reserves of $305 in 2016 and $315 in 2015	4,296	3,535
Unbilled revenues	2,429	2,614
Recoverable income taxes	282	1,049
Materials and supplies inventories, at cost	746	771
Prepaid expenses	658	729
Total current assets	12,620	11,577

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	33,027	32,996
Other assets	2,940	3,516
Total other long-term assets	36,222	36,767

Total Assets	$320,494	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2016	Dec. 31, 2015

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,852,295 shares in 2016 and 12,812,377 shares in 2015	$78,513	$77,317
Retained earnings	35,548	31,753
Total common stockholders' equity	114,061	109,070

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,609	84,518

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	44	44
Accounts payable	3,669	1,772
Dividends payable	1,803	1,708
Accrued compensation and benefits	1,233	1,174
Accrued interest	921	976
Other accrued expenses	514	523
Total current liabilities	8,184	6,197

DEFERRED CREDITS:
Customers' advances for construction	7,102	7,500
Deferred income taxes	54,169	50,280
Deferred employee benefits	8,990	11,079
Other deferred credits	6,725	6,959
Total deferred credits	76,986	75,818

Contributions in aid of construction	36,654	34,930

Total Stockholders' Equity and Liabilities	$320,494	$310,533

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

OPERATING REVENUES:
Residential	$30,142	$29,682	$29,079
Commercial and industrial	13,760	13,822	13,267
Other	3,682	3,585	3,554
	47,584	47,089	45,900

OPERATING EXPENSES:
Operation and maintenance	8,031	8,066	7,968
Administrative and general	9,129	9,082	8,812
Depreciation and amortization	6,422	6,151	5,932
Taxes other than income taxes	1,114	1,129	1,111
	24,696	24,428	23,823

Operating income	22,888	22,661	22,077

OTHER INCOME (EXPENSES):
Interest on debt	(5,265)	(5,182)	(5,206)
Allowance for funds used during construction	228	206	210
Gain on sale of land	36	-	316
Other income (expenses), net	(632)	(456)	(1,036)
	(5,633)	(5,432)	(5,716)

Income before income taxes	17,255	17,229	16,361

Income taxes	5,409	4,740	4,877

Net Income	$11,846	$12,489	$11,484

Basic Earnings Per Share	$0.92	$0.97	$0.89

Diluted Earnings Per Share	$0.92	$0.97	$0.89

Cash Dividends Declared Per Share	$0.6267	$0.6040	$0.5788

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2013	12,979,281	$80,545	$22,966	$103,511
Net income	-	-	11,484	11,484
Dividends	-	-	(7,443)	(7,443)
Retirement of common stock	(282,570)	(5,692)	-	(5,692)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	133,810	2,703	-	2,703
Balance, December 31, 2014	12,830,521	77,556	27,007	104,563
Net income	-	-	12,489	12,489
Dividends	-	-	(7,743)	(7,743)
Retirement of common stock	(121,012)	(2,546)	-	(2,546)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	102,868	2,307	-	2,307
Balance, December 31, 2015	12,812,377	77,317	31,753	109,070
Net income	-	-	11,846	11,846
Dividends	-	-	(8,051)	(8,051)
Retirement of common stock	(46,771)	(1,339)	-	(1,339)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	85,458	2,513	-	2,513
Stock-based compensation	1,231	22	-	22
Balance, December 31, 2016	12,852,295	$78,513	$35,548	$114,061

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,846	$12,489	$11,484
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	(36)	-	(316)
Depreciation and amortization	6,422	6,151	5,932
Stock-based compensation	22	-	-
Increase in deferred income taxes	1,646	2,270	4,753
Other	331	317	319
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(867)	(73)	(632)
(Increase) decrease in recoverable income taxes	767	(92)	(957)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(3,098)	(3,310)	(10,719)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	2,387	3,009	10,663
Decrease in accrued interest and taxes	(55)	(51)	(1,761)
Net cash provided by operating activities	19,365	20,710	18,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $127 in 2016, $115 in 2015 and $117 in 2014	(13,158)	(13,844)	(14,139)
Acquisitions of water and wastewater systems	(50)	(352)	(369)
Proceeds from sale of land	40	-	346
Decrease in notes receivable	-	11	40
Cash received from surrender of life insurance policies	642	-	-
Net cash used in investing activities	(12,526)	(14,185)	(14,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,769	1,117	638
Repayments of customer advances	(443)	(447)	(419)
Proceeds of long-term debt issues	-	14,301	14,880
Debt issuance costs	-	(298)	(506)
Repayments of long-term debt	(53)	(11,886)	(14,923)
Repurchase of common stock	(1,339)	(2,546)	(5,692)
Issuance of common stock	2,513	2,307	2,703
Dividends paid	(7,956)	(7,682)	(7,402)
Net cash used in financing activities	(5,509)	(5,134)	(10,721)

Net change in cash and cash equivalents	1,330	1,391	(6,077)
Cash and cash equivalents at beginning of period	2,879	1,488	7,565
Cash and cash equivalents at end of period	$4,209	$2,879	$1,488

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,051	$4,985	$5,007
Income taxes	2,509	2,155	2,808

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $2,766 in 2016, $720 in 2015 and $833 in 2014 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.	Significant Accounting Policies

The primary business of The York Water Company, or Company, is to impound, purify and distribute water.  The Company also operates two wastewater collection and treatment systems.  The Company operates within its franchised territory located in York and Adams Counties, Pennsylvania, and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2016 and 2015, utility plant includes a net credit acquisition adjustment of $3,667 and $3,724, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $58 in 2016, $58 in 2015, and $54 in 2014.

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

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2016	2015	of remaining lives
Mains and accessories	$176,068	$170,991	10 – 83 years
Services, meters and hydrants	68,510	66,267	19 – 54 years
Operations structures, reservoirs and water tanks	46,494	44,739	11 – 37 years
Pumping and treatment equipment	29,459	27,664	2 – 33 years
Office, transportation and operating equipment	12,360	11,725	3 – 20 years
Land and other non-depreciable assets	3,172	3,172	-
Utility plant in service	336,063	324,558
Construction work in progress	7,349	4,857	-
Total Utility Plant	$343,412	$329,415

The effective rate of depreciation was 2.25% in 2016, 2.24% in 2015, and 2.26% in 2014 on average utility plant, net of customers' advances and contributions. Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

Cash and Cash Equivalents
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original  maturity of three months or less to be cash equivalents except for those instruments earmarked to fund construction expenditures or repay long-term debt.

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

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining
	2016	2015	Recovery Periods
Assets
Income taxes	$20,609	$18,389	Various
Postretirement benefits	7,471	9,819	5 – 10 years
Unrealized swap losses	2,264	2,481	1 – 13 years
Utility plant retirement costs	2,679	2,247	5 years
Service life study expenses	4	3	1 years
Rate case filing expenses	-	57
	33,027	32,996
Liabilities
IRS TPR catch-up deduction	3,887	3,887	Not yet known
Income taxes	753	776	1 – 50 years
	$4,640	$4,663

The regulatory asset for income taxes includes (a) deferred state income taxes related primarily to differences between book and tax depreciation expense, (b) deferred income taxes related to the differences that arise between specific asset improvement costs capitalized for book purposes and deducted as a repair expense for tax purposes, and (c) deferred income taxes associated with the gross-up of revenues related to the differences.  These assets are recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates as they reverse.

Postretirement benefits include the difference between contributions and deferred pension expense and the underfunded status of the pension plans.  The underfunded status represents the difference between the projected benefit obligation and the fair market value of the assets.  This asset is expected to be recovered in future years as additional contributions are made or market conditions accelerate.  The recovery period is dependent on contributions made to the plans, plan asset performance and the discount rate used to value the obligations.  The period is estimated at between 5 and 10 years.

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 13 years.

Utility plant retirement costs represents costs already incurred for the removal of assets, which are expected to be recovered over a five-year period in rates, through depreciation expense.  Service life study expenses are deferred and amortized over their remaining life of one year.  Rate case filing expenses were fully amortized in 2016.

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits realized on the Company’s 2014 income tax return for qualifying capital expenditures made prior to 2014.  The Company will seek approval from the PPUC in its next rate filing to amortize the catch-up deduction.

The regulatory liability for income taxes relates mainly to deferred investment tax credits, and additionally to deferred taxes related to postretirement death benefits and bad debts.  These liabilities will be given back to customers in rates as tax deductions occur over the next 1 to 50 years.

Regulatory liabilities are part of other accrued expenses and other deferred credits on the balance sheets.

Other Assets
Other assets consist mainly of the cash value of life insurance policies held as an investment by the Company for reimbursement of costs and benefits associated with its supplemental retirement and deferred compensation programs.

Deferred Debt Expense
Deferred debt expense is amortized on a straight-line basis over the term of the related debt and is presented on the balance sheet as a direct reduction from long-term debt.

Customers' Advances for Construction
Customer advances are cash payments from developers, municipalities, customers or builders for construction of utility plant, and are refundable upon completion of construction, as operating revenues are earned.  If the Company loans funds for construction to the customer, the refund amount is credited to the note receivable rather than paid out in cash.  After all refunds to which the customer is entitled are made, any remaining balance is transferred to contributions in aid of construction.  From 1986 to 1996 when customer advances were taxable income to the Company, additional funds were collected from customers to cover the taxes.  Those funds were recorded as a liability within Customer Advances for Construction and were amortized as deferred income over the tax life of the underlying assets.  These amounts were fully amortized in 2016.

Contributions in Aid of Construction
Contributions in Aid of Construction is composed of (i) direct, non-refundable contributions from developers, customers or builders for construction of water infrastructure and (ii) customer advances that have become non-refundable.  Contributions in aid of construction are deducted from the Company’s rate base, and therefore, no return is earned on property financed with contributions.  The PPUC requires that contributions received remain on the Company’s balance sheets indefinitely as a long-term liability.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $345 in 2016, $366 in 2015, and $368 in 2014.  The overall swap result was a loss of $128 in 2016, $285 in 2015, and $1,318 in 2014.  During the twelve months ending December 31, 2017, the Company expects to reclassify $310 (before tax) from regulatory assets to interest expense.

The interest rate swap will expire on October 1, 2029.

Stock-Based Compensation
The Company records compensation expense in the financial statements for stock-based awards based on the grant date fair value of those awards.  Stock-based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.  Forfeitures are recognized as they occur.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2016 and 2015, deferred investment tax credits amounted to $657 and $696, respectively.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company is permitted to make this deduction for prior years (the “catch-up deduction”) and each year going forward, beginning with 2014 (the “ongoing deduction”).  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities.  The Company will seek approval from the PPUC in its next rate filing to amortize the remaining catch-up deduction recorded as a regulatory liability.  Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2016 and 2014.  The Company applied a blended rate in 2015 due to its partial use of tax-exempt financing for 2015 construction projects.  The tax-exempt borrowing rates of 4.00% - 4.50% were applied to those expenditures so financed, whereas the approved 10.04% rate was applied to the remainder of 2015 expenditures.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

Reclassifications
Certain 2015 and 2014 amounts have been reclassified to conform to the 2016 presentation.  Such reclassifications had no effect on net income, the statement of common stockholders’ equity, or the statement of cash flow category reporting.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU involves multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available.  The Company adopted this ASU in 2016 upon its first issuance of share-based payments.  The adoption of this ASU did not have any impact on its prior financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company is currently assessing the impact of the adoption of the standard, but it expects the adoption to have little or no effect on its financial position, results of operations and cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements.  Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern.  The ASU is effective for fiscal years ending on or after December 15, 2016 and interim periods thereafter.  The Company adopted this ASU in 2016.  The Company is complying with these assessments, but the adoption of this ASU did not have any impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption is permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.  Based on its evaluation of ASU 2014-09, the Company currently does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption.  Under ASU 2014-09, revenue is recognized as control transfers to the customer.  As such, revenue for the Company’s contracts is generally from a single performance obligation that will be recognized at a point in time.  This is consistent with the revenue recognition model it currently uses for its contracts.  The Company will complete its assessment of the expected impact of adoption, including selecting a transition method for adoption, in 2017, and continue to evaluate ASU 2014-09 through the date of adoption.

2.	Acquisitions

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

On October 19, 2015, the Company completed the acquisition of the water assets of the Newberry Farms Mobile Home Park in York County, Pennsylvania. The Company began operating the existing system through an interconnection with its current distribution system on October 22, 2015. The acquisition resulted in the addition of approximately 160 new water customers with purchase price and acquisition costs of approximately $129, of which $13 was paid in 2016, which approximated the depreciated original cost of the assets.  In 2016, the Company recorded an immaterial negative acquisition adjustment and will seek approval from the PPUC to expense the negative acquisition adjustment.

On November 2, 2015, the Company completed the acquisition of the water assets of the Margaretta Mobile Home Park in York County, Pennsylvania. The Company began operating the existing system through an interconnection with its current distribution system on November 3, 2015. The acquisition resulted in the addition of approximately 65 new water customers with purchase price and acquisition costs of approximately $102 after a net transfer of $31 to related construction projects in 2016, which is more than the depreciated original cost of the assets.  In 2016, the Company recorded an acquisition adjustment of approximately $56 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.

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

On October 13, 2016, the Company completed the acquisition of the water assets of the Westwood Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on October 17, 2016.  The acquisition resulted in the addition of approximately 200 new water customers with purchase price and acquisition cost of approximately $21, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $76 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  These customers were previously served by the Company through a single customer connection to the park.

3.	Income Taxes

The provisions for income taxes consist of:

	2016	2015	2014
Federal current	$2,681	$1,873	$96
State current	1,082	597	28
Federal deferred	1,683	2,131	3,757
State deferred	2	177	1,035
Federal investment tax credit, net of current utilization	(39)	(38)	(39)
Total income taxes	$5,409	$4,740	$4,877

A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

	2016	2015	2014
Statutory Federal tax provision	$5,867	$5,858	$5,563
State income taxes, net of Federal benefit	715	511	702
IRS TPR ongoing deduction	(962)	(1,438)	(1,342)
Tax-exempt interest	(34)	(37)	(37)
Amortization of investment tax credit	(39)	(38)	(39)
Cash value of life insurance	44	71	15
Domestic production deduction	(194)	(190)	-
Other, net	12	3	15
Total income taxes	$5,409	$4,740	$4,877

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and each year going forward, beginning with 2014 (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $4,314 were deferred as a regulatory liability as of December 31, 2014.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities during 2014.  In 2015, upon final determination of the TPR amounts for its income tax return, the Company reclassified the portion of TPR related to dispositions to deferred taxes and deferred tax liabilities in compliance with the IRS regulations.  The Company will seek approval from the PPUC in its next rate filing to amortize the remaining catch-up deduction of $3,887 recorded as a regulatory liability.  As a result of the ongoing deduction, the net income tax benefits of $962, $1,438 and $1,342 for the years ended December 31, 2016, 2015 and  2014, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are summarized in the following table:

	2016	2015
Deferred tax assets:
Reserve for doubtful accounts	$124	$128
Compensated absences	212	221
Deferred compensation	1,581	1,465
Customers' advances and contributions	-	1
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	124	122
Pensions	2,146	3,099
Contribution carryover	-	147
Other costs deducted for book, not for tax	57	51
Total deferred tax assets	4,244	5,234

Deferred tax liabilities:
Accelerated depreciation	38,063	36,210
Basis differences from IRS TPR	8,339	7,196
Investment tax credit	390	413
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	8,183	7,271
Tax effect of pension regulatory asset	3,033	3,986
Other costs deducted for tax, not for book	405	438
Total deferred tax liabilities	58,413	55,514

Net deferred tax liability	$54,169	$50,280

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

No valuation allowance was required for deferred tax assets as of December 31, 2016 and 2015.  In assessing the soundness of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2013 through 2015 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2016, but has not taken any new position in its 2016 income tax provision.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  There were no interest or penalties for the years ended December 31, 2016, 2015, and 2014.

4.	Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2016 and 2015 is summarized in the following table:

	2016	2015

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	118	162
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,880
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Total long-term debt	87,488	87,542
Less discount on issuance of long-term debt	(226)	(237)
Less unamortized debt issuance costs	(2,609)	(2,743)
Less current maturities	(44)	(44)
Long-term portion	$84,609	$84,518

Payments due by year as of December 31, 2016:

2017	2018	2019	2020	2021
$44	$12,044	$11,030	$6,500	$-

Payments due in 2018 include potential payments of $12,000 on the variable rate bonds (due 2029) which would only be payable if all of the bonds were tendered and could not be remarketed.  There is currently no such indication of this happening.

Fixed Rate Long-Term Debt
On July 23, 2015, the York County Industrial Development Authority (the "YCIDA") issued and sold $10,000 aggregate principal amount of YCIDA Exempt Facilities Revenue Bonds, Series 2015 (the "Series 2015 Bonds") for the Company's benefit pursuant to the terms of a trust indenture, dated as of July 1, 2015, between the YCIDA and Manufacturers and Traders Trust Company, as trustee.  The YCIDA then loaned the proceeds of the sale of the Series 2015 Bonds to the Company pursuant to a loan agreement dated as of July 1, 2015, between the Company and the YCIDA, which matches the debt service requirements on the Bonds.  The Bonds, and therefore the loan, bear interest at rates ranging from 4.00% to 4.50% per annum payable semiannually.  The Bonds have stated maturity dates of June 1 of the years 2029, 2032, 2035, 2038, 2042 and 2045 and are subject to optional and mandatory redemption provisions.  One such provision allows the Company to redeem all or a portion of the bonds on or after June 1, 2025.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting original issue discount and issuance costs, of approximately $9,500.  The net proceeds were used to redeem the Pennsylvania Economic Development Financing Authority, or PEDFA, Series A 2004 Bonds and to fund a portion of the Company's 2015 capital expenditures.

The PEDFA Series 2014 Bonds contain both optional and special redemption provisions. Under the optional provisions, the Company can redeem all or a portion of the bonds on or after May 1, 2019.  Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds beginning on or after May 1, 2014. The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  In 2016, the Company retired $10 of the bonds under these provisions.  In 2015, no bonds were retired under these provisions.  Currently, no additional bonds that meet the special provisions have been tendered for redemption.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.47% in 2016 and 0.06%  in 2015.  As of December 31, 2016 and 2015, the interest rate was 0.80% and 0.02%, respectively.

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

Interest Rate Swap Agreement
In connection with the issuance of the PEDFA 2004 Series B Bonds, the Company entered into an interest rate swap agreement with a counterparty, in the notional principal amount of $12,000.  The Company elected to retain the swap agreement for the 2008 Series A Bonds.  Interest rate swap agreements derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the swap, is reflected on the Company’s balance sheets.  See Note 11 for additional information regarding the fair value of the swap.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On March 30, 2016, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2016.  If a violation was triggered on December 31, 2016, the Company would have been required to pay the counterparty approximately $2,449.

The Company's interest rate swap agreement provides that it pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 2.86% in 2016 and 3.06% in 2015.

As of December 31, 2016, there was a spread of 39 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.55% (including variable interest and swap payments).  As of December 31, 2015, there was a negative spread of 18 basis points which equated to an overall effective rate of 2.98% (including variable interest and swap payments).

Short-Term Borrowings
As of December 31, 2016, the Company maintained unsecured lines of credit aggregating $41,500 with four banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2018), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2018 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2017 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2017 and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under any of its lines of credit as of December 31, 2016 and 2015.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company's acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2016, none of the earnings retained in the business are restricted under these provisions.  The Company's Pennvest Loan is secured by $800 of receivables.  Other than this loan, the Company's debt is unsecured.

The Company's lines of credit require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2016, the Company was in compliance with these covenants.

5.	Common Stock and Earnings Per Share

Net income of $11,846 is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted net income per share:

	2016	2015	2014
Weighted average common shares, basic	12,845,955	12,831,687	12,879,912
Effect of dilutive securities:
Employee stock-based compensation	18	-	-
Weighted average common shares, diluted	12,845,973	12,831,687	12,879,912

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2016, 2015 and 2014 were 5,115, 7,417 and 7,431, respectively.  As of December 31, 2016, 75,596 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On October 3, 2016, the Company filed a Registration Statement on Form S-3 with the SEC to authorize an additional 331,000 shares and rollover the unissued 170,240 shares authorized under the 2013 Form S-3, for issuance under the new Prospectus for the Plan.  In addition to providing more shares for the Plan, the new Prospectus identified a change in the Company’s stock transfer agent.  Under the optional dividend reinvestment portion of the Plan, holders of the Company's common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases were made weekly at 100% of the stock’s fair market value through October 19, 2016.  Beginning in November 2016, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  Other provisions of the Plan were left substantially unchanged.  The Registration Statement was declared effective by the SEC on November 16, 2016.  Shares issued during 2016, 2015 and 2014 under both Prospectus’ were 80,343, 95,451 and 126,379, respectively.  As of December 31, 2016, 492,639 authorized shares remain unissued under the plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During 2016, 2015 and 2014, the Company repurchased and retired 46,771, 121,012 and 282,570 shares, respectively.  As of December 31, 2016, 655,233 shares remain available for repurchase.

6.	Stock Based Compensation

On May 2, 2016, the Company's stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors and key employees. The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP is administered by the Compensation Committee of the Board, or the full Board, provided that the full Board administers the LTIP as it relates to awards to non-employee directors of the Company.  The Company filed a registration statement with the Securities and Exchange Commission on May 11, 2016 covering the offering of stock under the LTIP.  The LTIP was effective on July 1, 2016.

On November 21, 2016, the Board awarded stock to non-employee directors effective November 28, 2016.  This stock award vested immediately.  On the same date, the Compensation Committee awarded restricted stock to officers and key employees effective November 28, 2016.  This restricted stock award vests ratably over three years beginning November 28, 2016.

The restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period.  As a result, the awards are included in common shares outstanding on the balance sheet.  Restricted stock awards result in compensation expense valued at the fair market value of the stock on the date of the grant and are amortized ratably over the restriction period.

The following tables summarize the stock grant amounts and activity for the year ended December 31, 2016.  No stock awards were granted previously.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year	-	-
Granted	1,231	$37.20
Vested	(571)	$37.20
Forfeited	-	-
Nonvested at end of the year	660	$37.20

For the year ended December 31, 2016, the statement of income includes $22 of stock-based compensation and related recognized tax benefits of $9.  The total fair value of the shares vested in the year ended December 31, 2016 was $21.  Total stock based compensation related to nonvested awards not yet recognized is $24 which will be recognized over the next three years.

7.	Employee Benefit Plans

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

The following table sets forth the plans' funded status as of December 31, 2016 and 2015.  The measurement of assets and obligations of the plans is as of December 31, 2016 and 2015.

Obligations and Funded Status At December 31	2016	2015

Change in Benefit Obligation
Pension benefit obligation beginning of year	$39,469	$40,884
Service cost	1,018	1,166
Interest cost	1,599	1,515
Actuarial gain	(43)	(2,873)
Benefit payments	(1,289)	(1,223)
Pension benefit obligation end of year	40,754	39,469

Change in Plan Assets
Fair value of plan assets beginning of year	31,835	30,575
Actual return on plan assets	2,621	183
Employer contributions	2,300	2,300
Benefits paid	(1,289)	(1,223)
Fair value of plan assets end of year	35,467	31,835

Funded Status of Plans at End of Year	$(5,287)	$(7,634)

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The liability for the funded status of the Company’s pension plans is recorded in “Deferred employee benefits” on its balance sheets.

In 2016, the plans recognized a small actuarial gain.  The Company adopted the new mortality improvement scale (MP-2016), but recognized a 20 basis point decrease in the discount rate and lowered the expected long-term return on plan assets from 7.00% to 6.75%.  In 2015, the plans recognized an actuarial gain due to the 40 basis point increase in the discount rate and the adoption of an adjusted RP-2014 mortality table and improvement scale (MP-2015) which lessened the impact of the RP-2014 mortality table.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2016	2015
Net gain arising during the period	$(432)	$(826)
Recognized net actuarial loss	(561)	(705)
Recognized prior service credit	13	13
Total changes in regulatory asset during the year	$(980)	$(1,518)

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2016	2015
Net loss	$9,454	$10,447
Prior service credit	(114)	(127)
Regulatory asset	$9,340	$10,320

Components of net periodic benefit cost are as follows:

	2016	2015	2014
Service cost	$1,018	$1,166	$952
Interest cost	1,599	1,515	1,444
Expected return on plan assets	(2,233)	(2,229)	(1,986)
Amortization of loss	561	705	126
Amortization of prior service credit	(13)	(13)	(13)
Rate-regulated adjustment	1,368	1,156	1,659
Net periodic benefit cost	$2,300	$2,300	$2,182

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2016, the deferral decreased $1,368.

The estimated costs for the defined benefit pension plans relating to the December 31, 2016 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$500
Net prior service credit	(13)
487

The Company plans to contribute $2,300 to the plans in 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2017	2018	2019	2020	2021	2022-2026
$1,600	$1,731	$1,865	$1,875	$1,938	$11,218

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2016	2015
Projected benefit obligation	$40,754	$39,469
Fair value of plan assets	35,467	31,835

	2016	2015
Accumulated benefit obligation	$37,822	$36,302
Fair value of plan assets	35,467	31,835

Weighted-average assumptions used to determine benefit obligations at December 31:

	2016	2015
Discount rate	4.00%	4.20%
Rate of compensation increase	2.50% - 3.00%	2.50% - 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2016	2015	2014
Discount rate	4.20%	3.80%	4.65%
Expected long-term return on plan assets	6.75%	7.00%	7.00%
Rate of compensation increase	2.50% - 3.00%	3.00%	3.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of each of the plan's assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

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

The fair values of the Company's pension plan assets at December 31, 2016 and 2015 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2016	2015	2016	2015	2016	2015
Cash and Money Market Funds (a)	$635	$1,205	$635	$1,205	$-	$-
Equity Securities:
Common Equity Securities (b)	2,969	2,686	2,969	2,686	-	-
Equity Mutual Funds (c)	21,107	18,017	21,107	18,017	-	-
Fixed Income Securities:
U.S. Treasury Obligations	853	833	-	-	853	833
Corporate and Foreign Bonds (d)	3,439	3,427	-	-	3,439	3,427
Fixed Income Mutual Funds (e)	6,464	5,667	6,464	5,667	-	-
Total Plan Assets	$35,467	$31,835	$31,175	$27,575	$4,292	$4,260

(a)
The portfolios are designed to keep approximately three months of distributions in immediately available funds.  The Company was more heavily-weighted in cash as of December 31, 2015 due to market volatility.

(b)
This category includes investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, telecommunications, industrials and energy.  The individual stocks are primarily large cap stocks which track with the S&P 500.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2016, twenty-two employees were participating in the enhanced feature of the plan.  The Company's contributions to both portions of the plan amounted to $261 in 2016, $262 in 2015, and $239 in 2014.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2016 and 2015, the present value of the future obligations was approximately $3,894 and $3,608, respectively.  The insurance policies included in other assets had a total cash value of approximately $2,830 and $3,378 at December 31, 2016 and 2015, respectively.  The Company's net expenses under the plans amounted to $557 in 2016, $380 in 2015 and $658 in 2014.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2016 and 2015, the present value of the future obligations was approximately $103 and $98, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net (income) expenses under the plan amounted to $9 in 2016, $(4) in 2015 and $25 in 2014.

8.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 29, 2013 and sought an increase in rates designed to produce additional annual water revenues of $7,116 and additional annual wastewater revenues of $28.  Effective February 28, 2014, the PPUC authorized an increase in water rates designed to produce approximately $4,972 in additional annual revenues, and an increase in wastewater rates for the Asbury Pointe subdivision to produce approximately $28 in additional annual revenues.  The Company anticipates that it will file a rate increase request in 2017.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The surcharge reset to zero when the new base rates took effect on February 28, 2014.  Since the reset, the Company’s earnings exceeded the regulatory benchmark, preventing the collection of a DSIC.  The DSIC provided no revenues in 2016 or 2015, and $283 in 2014.  The DSIC is subject to audit by the PPUC.

9.	Notes Receivable and Customers' Advances for Construction

The Company entered into an agreement with a municipality to extend water service into a previously formed water district.  The Company loaned funds to the municipality to cover the costs related to the project.  The municipality concurrently advanced these funds back to the Company in the form of customers' advances for construction.  The municipality is required by enacted ordinance to charge application fees and water revenue surcharges (fees) to customers connected to the system, which are remitted to the Company.  The note principal and the related customer advance are reduced periodically as operating revenues are earned by the Company from customers connected to the system and refunds of the advance are made.  There is no due date for the notes or expiration date for the advance.  Two notes receivable were fully repaid in 2015.

The Company has recorded interest income of $100 in 2016, $110 in 2015 and $107 in 2014.  The interest rate on the note outstanding at December 31, 2016 is 7.5%.

Included in the accompanying balance sheets at December 31, 2016 and 2015 were the following amounts related to these projects.

	2016	2015
Notes receivable, including interest	$255	$255
Customers' advances for construction	307	310

The Company has other customers' advances for construction totaling $6,795 and $7,190 at December 31, 2016 and 2015, respectively.

10.	Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2017 and 2018 of approximately $22,800 and $15,600, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company has committed a total of approximately $10,153 for an additional raw water pumping station and force main, of which $8,445 remains to be incurred as of December 31, 2016.  The Company may make additional commitments for this project in 2017.

During its recently completed triennial testing, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required, per the LCR, to engage in more frequent testing for lead, to provide public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $9 for the year ended December 31, 2016 and is expected to be approximately an additional $57 over the next four years.

In addition, the Company has entered into a consent order agreement with the Pennsylvania Department of Environmental Protection.  Under the agreement, the Company has committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within the next four years.  The cost for these service line replacements was approximately $75 for the year ended December 31, 2016 and is included in utility plant.  Additional replacements are expected to be approximately $2,400 over the next four years, and will be integrated into the Company's annual capital budgets.

Finally, the Company has been granted approval by the PPUC to modify its tariff to allow the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over four years, and to allow the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  Replacements are expected to be approximately $2,080 under the four-year tariff modification, assuming all company-owned lead service lines are connected to a customer-owned lead service line.  The Company is unable to develop a total estimated cost of the nine-year tariff modification replacements as it does not know how many customer-owned lead service lines are in use.

As of December 31, 2016, approximately 34% of the Company's full time employees are under union contract.  The current contract was ratified in March 2014 and expires on April 30, 2017.  Management is currently preparing for negotiations with the union leadership.  The Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning water service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position, results of operations and cash flows.

11.	Fair Value of Financial Instruments

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

The Company has recorded its interest rate swap liability at fair value in accordance with the standards.  The liability is recorded under the caption “Other deferred credits” on the balance sheets.  The table below illustrates the fair value of the interest rate swap as of the end of the reporting period.

Description	December 31, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,292	$2,292

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2016.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2016.  The use of the Company's credit quality resulted in a reduction in the swap liability of $157 as of December 31, 2016.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2015 is shown in the table below.

Description	December 31, 2015	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,511	$2,511

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $87,488 at December 31, 2016, and $87,542 at December 31, 2015, had an estimated fair value of approximately $99,000 and $102,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at December 31, 2016 of $7,102 and $255, respectively.  At December 31, 2015, customers' advances for construction and notes receivable had carrying values of $7,500 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

12.	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2016	2015	2014
Regulatory Assessment	$243	$242	$218
Property	339	334	339
Payroll, net of amounts capitalized	530	510	494
Capital Stock	1	42	59
Other	1	1	1
Total taxes other than income taxes	$1,114	$1,129	$1,111

13.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
2016
Operating revenues	$11,278	$11,820	$12,601	$11,885	$47,584
Operating income	5,214	5,695	6,414	5,565	22,888
Net income	2,486	2,847	3,571	2,942	11,846
Basic earnings per share	0.19	0.23	0.27	0.23	0.92
Diluted earnings per share	0.19	0.23	0.27	0.23	0.92
Dividends declared per share	0.1555	0.1555	0.1555	0.1602	0.6267

2015
Operating revenues	$11,209	$11,895	$12,368	$11,617	$47,089
Operating income	5,134	5,682	6,353	5,492	22,661
Net income	2,528	2,925	3,520	3,516	12,489
Basic earnings per share	0.20	0.22	0.28	0.27	0.97
Diluted earnings per share	0.20	0.22	0.28	0.27	0.97
Dividends declared per share	0.1495	0.1495	0.1495	0.1555	0.6040

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management evaluated the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
The York Water Company

We have audited The York Water Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The York Water Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The York Water Company's internal control over financial reporting based on our audit.

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

In our opinion, The York Water Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, common stockholders' equity, and cash flows of The York Water Company, and our report dated March 7, 2017 expressed an unqualified opinion.

/s/Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
York, Pennsylvania
March 7, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2017 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption "Executive Officers of the Company" of the 2017 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2017 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption "Code of Ethics" of the 2017 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption "Board Committees and Functions" of the 2017 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2017 Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the 2017 Proxy Statement is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption "Compensation Committee Report" of the 2017 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders*	-	-	98,769

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 75,596 authorized shares remain unissued as of December 31, 2016.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2017 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Director Independence" and "Related Party Transactions" of the 2017 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Principal Accountant's Fees and Services" of the 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014	65

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 31.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

The exhibits are set forth in the Index to Exhibits shown on pages 67 through 70.

THE YORK WATER COMPANY
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2016

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2016 Reserve for uncollectible accounts	$315,000	$291,108	$38,976	$340,084	$305,000

FOR THE YEAR ENDED DECEMBER 31, 2015 Reserve for uncollectible accounts	$325,000	$292,248	$40,681	$342,929	$315,000

FOR THE YEAR ENDED DECEMBER 31, 2014 Reserve for uncollectible accounts	$320,000	$322,499	$44,071	$361,570	$325,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 6, 2017	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Kathleen M. Miller
Jeffrey R. Hines	Kathleen M. Miller
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 6, 2017	Dated: March 6, 2017

Directors:	Date:

By: /s/Erin C. Casey	March 6, 2017
Erin C. Casey

By: /s/James H. Cawley	March 6, 2017
James H. Cawley

By: /s/Michael W. Gang	March 6, 2017
Michael W. Gang

By: /s/Jeffrey R. Hines	March 6, 2017
Jeffrey R. Hines

By: /s/George W. Hodges	March 6, 2017
George W. Hodges

By: /s/George Hay Kain, III	March 6, 2017
George Hay Kain, III

By: /s/Jody L. Keller	March 6, 2017
Jody L. Keller

By: _______________________	March 6, 2017
Robert P. Newcomer

By: /s/Steven R. Rasmussen	March 6, 2017
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 6, 2017
Ernest J. Waters

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.
4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated October 3, 2016 (File No. 333-213942).
4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.3	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.4	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.
10.6	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 relative to the $10,500,000 4.75% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's September 15, 2009 Form 8-K.
10.7	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's September 15, 2009 Form 8-K.
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

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.12	Trust Indenture entered into April 25, 2014 and dated as of April 1, 2014 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's April 28, 2014 Form 8-K.
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
10.18
Form of Amended and Restated Deferred Compensation Plan made as of July 1, 2015 between The York Water Company and each of the individuals listed on Schedule 10.18 thereto, which plans are identical in all material respects except as indicated in Schedule 10.18
Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.18 to the Company's March 8, 2016 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

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
10.20	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 11, 2016 (File No. 333-211287).
10.21	Employee Stock Purchase Plan	Filed herewith.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.