Form 10-Q
period 2017-03-31
YORK WATER CO
filed 2017-05-02
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,844,016 Shares outstanding as of May 2, 2017

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2017	Dec. 31, 2016

ASSETS
UTILITY PLANT, at original cost	$349,137	$343,412
Plant acquisition adjustments	(3,295)	(3,667)
Accumulated depreciation	(70,473)	(68,838)
Net utility plant	275,369	270,907

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $358 in 2017 and $353 in 2016	741	745

CURRENT ASSETS:
Cash and cash equivalents	440	4,209
Accounts receivable, net of reserves of $326 in 2017 and $305 in 2016	3,998	4,296
Unbilled revenues	2,202	2,429
Recoverable income taxes	480	282
Materials and supplies inventories, at cost	882	746
Prepaid expenses	1,002	658
Total current assets	9,004	12,620

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	33,294	33,027
Other assets	3,016	2,940
Total other long-term assets	36,565	36,222

Total Assets	$321,679	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2017	Dec. 31, 2016

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, shares issued 12,867,379 in 2017 and 12,852,295 in 2016, shares outstanding 12,843,050 in 2017 and 12,852,295 in 2016	$79,037	$78,513
Retained earnings	36,069	35,548
Treasury stock, at cost, 24,329 shares in 2017	(825)	-
Total common stockholders' equity	114,281	114,061

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	84,634	84,609

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	44	44
Accounts payable	3,373	3,669
Dividends payable	1,807	1,803
Accrued compensation and benefits	1,198	1,233
Accrued interest	1,104	921
Other accrued expenses	592	514
Total current liabilities	8,118	8,184

DEFERRED CREDITS:
Customers' advances for construction	7,143	7,102
Deferred income taxes	55,516	54,169
Deferred employee benefits	8,627	8,990
Other deferred credits	6,646	6,725
Total deferred credits	77,932	76,986

Contributions in aid of construction	36,714	36,654

Total Stockholders' Equity and Liabilities	$321,679	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2017	2016

OPERATING REVENUES:
Residential	$7,259	$7,231
Commercial and industrial	3,139	3,145
Other	892	902
	11,290	11,278

OPERATING EXPENSES:
Operation and maintenance	2,026	1,893
Administrative and general	2,393	2,214
Depreciation and amortization	1,681	1,627
Taxes other than income taxes	333	330
	6,433	6,064

Operating income	4,857	5,214

OTHER INCOME (EXPENSES):
Interest on debt	(1,316)	(1,305)
Allowance for funds used during construction	123	53
Other income (expenses), net	(126)	(163)
	(1,319)	(1,415)

Income before income taxes	3,538	3,799

Income taxes	957	1,313

Net Income	$2,581	$2,486

Basic Earnings Per Share	$0.20	$0.19

Diluted Earnings Per Share	$0.20	$0.19

Cash Dividends Declared Per Share	$0.1602	$0.1555

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2017 and 2016

	Common Stock Shares	Common Stock Amount	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2016	12,852,295	$78,513	$35,548	$-	$114,061
Net income	-	-	2,581	-	2,581
Dividends	-	-	(2,060)	-	(2,060)
Repuchase of common stock	(24,329)	-	-	(825)	(825)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	15,084	522	-	-	522
Stock-based compensation	-	2	-	-	2
Balance, March 31, 2017	12,843,050	$79,037	$36,069	$(825)	$114,281

	Common Stock Shares	Common Stock Amount	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2015	12,812,377	$77,317	$31,753	$-	$109,070
Net income	-	-	2,486	-	2,486
Dividends	-	-	(1,995)	-	(1,995)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	27,358	733	-	-	733
Balance, March 31, 2016	12,839,735	$78,050	$32,244	$-	$110,294

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,581	$2,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,681	1,627
Stock-based compensation	2	-
Increase in deferred income taxes	667	244
Other	58	91
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	449	(23)
(Increase) decrease in recoverable income taxes	(198)	620
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(1,744)	(672)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	1,273	(1,171)
Increase in accrued interest	183	122
Net cash provided by operating activities	4,952	3,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $69 in 2017 and $30 in 2016	(6,413)	(1,921)
Acquisitions of water and wastewater systems	(511)	(5)
Net cash used in investing activities	(6,924)	(1,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	144	255
Repayments of customer advances	(43)	(57)
Repayments of long-term debt	(11)	(11)
Changes in cash overdraft position	472	-
Repurchase of common stock	(825)	-
Issuance of common stock	522	733
Dividends paid	(2,056)	(1,980)
Net cash used in financing activities	(1,797)	(1,060)

Net change in cash and cash equivalents	(3,769)	338
Cash and cash equivalents at beginning of period	4,209	2,879
Cash and cash equivalents at end of period	$440	$3,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,030	$1,118
Income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $1,462 in 2017 and $668 in 2016 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	Common Stock and Earnings Per Share

Net income of $2,581 and $2,486 for the three months ended March 31, 2017 and 2016, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31
	2017	2016

Weighted average common shares, basic	12,851,505	12,821,106
Effect of dilutive securities:
Employee stock-based compensation	18	-
Weighted average common shares, diluted	12,851,523	12,821,106

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended March 31, 2017, the Company repurchased 24,329 shares.  No shares were repurchased during the three months ended March 31, 2016.  As of March 31, 2017, 630,904 shares remain authorized for repurchase.

3.	Commitments

The Company has committed to capital expenditures of approximately $10,294 for an additional raw water pumping station and force main, of which $5,075 remains to be incurred as of March 31, 2017.  The Company may make additional commitments for this project in 2017.

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $7 for the three months ended March 31, 2017 and is expected to be approximately $30 over the next four years.

In addition, the Company has entered into a consent order agreement with the Pennsylvania Department of Environmental Protection.  Under the agreement, the Company has committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within the next four years.  The cost for these service line replacements was approximately $592 through March 31, 2017 and is included in utility plant.  Additional replacements are expected to be approximately $2,080 over the next four years, and will be integrated into the Company's annual capital budgets.

Finally, the Company has been granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over four years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $60 through March 31, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $254 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines have been replaced through March 31, 2017 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

4.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2017	2016

Service cost	$270	$254
Interest cost	398	400
Expected return on plan assets	(599)	(558)
Amortization of actuarial loss	123	140
Amortization of prior service credit	(3)	(3)
Rate-regulated adjustment	386	342
Net periodic pension expense	$575	$575

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $2,300 to its pension plans in 2017.  For the quarter ended March 31, 2017, contributions of $575 had been made.  The Company expects to contribute $1,725 over the final three quarters of 2017.

5.	Debt

For the three months ended March 31, 2017, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, summarized in the table below.

	As of Mar. 31, 2017	As of Dec. 31, 2016

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	107	118
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Total long-term debt	87,477	87,488
Less discount on issuance of long-term debt	(223)	(226)
Less unamortized debt issuance costs	(2,576)	(2,609)
Less current maturities	(44)	(44)
Long-term portion	$84,634	$84,609

6.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.64% and 2.79% during the three months ended March 31, 2017 and 2016, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $79 and $87 during the three months ended March 31, 2017 and 2016, respectively. The overall swap result was a  loss of $9 and $510 for the three months ended March 31, 2017 and 2016, respectively.  The Company expects to reclassify $289 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On March 30, 2016, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2017.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2017, the Company would have been required to pay the counterparty approximately $2,353.

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

Description	March 31, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,221	$2,221

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2017.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2017.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $132 as of March 31, 2017.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2016 is shown in the table below.

Description	December 31, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,292	$2,292

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $87,477 at March 31, 2017, and $87,488 at December 31, 2016, had an estimated fair value of approximately $98,000 and $99,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and notes receivable have carrying values at March 31, 2017 of $7,143 and $255, respectively.  At December 31, 2016, customers' advances for construction and notes receivable had carrying values of $7,102 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 27.0% and  34.6% for the three months ended March 31, 2017 and 2016, respectively.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period, which was higher during the first three months of 2017 as compared to the first three months of 2016.

9.	Acquisitions

On January 6, 2017, the Company completed the acquisition of the water assets of Stockham's Village Mobile Home Park in Adams County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on January 9, 2017.  The acquisition resulted in the addition of approximately 80 new water customers with purchase price and acquisition costs of approximately $63.

On February 23, 2017, the Company completed the acquisition of the wastewater collection assets of West York Borough in York County, Pennsylvania.  The Company began operating the existing collection facilities on February 27, 2017.  The acquisition resulted in the addition of approximately 1,700 wastewater customers, representing more than 2,200 units, with purchase price and acquisition costs of approximately $448.  The purchase price and acquisition costs were more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $358 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the acquisition adjustment over the remaining life of the acquired assets.

The result of these acquisitions has been immaterial to total Company results.

10.	Stock-Based Compensation

On May 2, 2016, the Company's stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors and key employees. The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP will be administered by the Compensation Committee of the Board, or the full Board, provided that the full Board will administer the LTIP as it relates to awards to non-employee directors of the Company.  The Company filed a registration statement with the Securities and Exchange Commission on May 11, 2016 covering the offering of stock under the LTIP.  The LTIP was effective on July 1, 2016.  No long-term stock-based awards were granted under the LTIP during the three months ended March 31, 2017.  No previously issued restricted stock awards vested or were forfeited during the three months ended March 31, 2017.  For the three months ended March 31, 2017, the statement of income includes $2 of stock-based compensation and related recognized tax benefits of $1.  Total stock-based compensation related to nonvested awards not yet recognized is $22 which will be recognized over the next three years.

11.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in  rates effective February 28, 2014.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The surcharge reset to zero when the new base rates took effect on February 28, 2014.  Since the reset, the Company's earnings have exceeded the regulatory benchmark, preventing the collection of a DSIC.  There were no DSIC revenues for the three months ended March 31, 2017 and 2016.

12.	Impact of Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.  This ASU requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period.  The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations.  In addition, only the service cost component may be eligible for capitalization where applicable.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company is currently assessing the impact of the adoption of the standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption is permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.  Based on its evaluation of ASU 2014-09 to date, the Company does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption.  Under ASU 2014-09, revenue is recognized as control transfers to the customer.  As such, revenue for the Company's contracts is generally from a single performance obligation that will be recognized at a point in time.  This is consistent with the revenue recognition model the Company currently uses for its contracts.  The Company will complete its assessment of the expected impact of adoption, including selecting a transition method for adoption, in 2017, and continue to evaluate ASU 2014-09 through the date of adoption.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:
●	changes in weather, including drought conditions or extended periods of heavy rainfall;
●	levels of rate relief granted;
●	the level of commercial and industrial business activity within the Company's service territory;
●	construction of new housing within the Company's service territory and increases in population;
●	changes in government policies or regulations, including the tax code;
●	the ability to obtain permits for expansion projects;
●	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
●	changes in economic and business conditions, including interest rates, which are less favorable than expected;
●	loss of customers;
●	changes in, or unanticipated, capital requirements;
●	the impact of acquisitions;
●	changes in accounting pronouncements;
●	changes in the Company's credit rating or the market price of its common stock;
●	the ability to obtain financing; and
●	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and two treatment systems.  The Company operates within its franchised water territory, which covers 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  The Company's wastewater operations include portions of four municipalities in York County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of March 31, 2017, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 17.4 million gallons.  The Company's service territory had an estimated population of 196,000 as of December 31, 2016.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended March 31, 2017 Compared
With Three Months Ended March 31, 2016

Net income for the first quarter of 2017 was $2,581, an increase of $95, or 3.8%, from net income of $2,486 for the same period of 2016.  The primary contributing factors to the increase were lower income taxes which were partially offset by higher operating expenses.

Operating revenues for the three months ended March 31, 2017 increased $12, or 0.1%, from $11,278 for the three months ended March 31, 2016 to $11,290 for the corresponding 2017 period.  The primary reason for the increase was revenues from the recent West York Borough wastewater acquisition of $62, which was partially offset by lower per capita consumption.  Total per capita consumption for the first quarter of 2017 was 0.9% lower than the same period last year.  The average number of water customers served in the 2017 period increased as compared to the 2016 period by 1,054 customers, from 65,613 to 66,667 customers.  The average number of wastewater customers served in the 2017 period increased as compared to 2016 period by 547 customers, from 638 to 1,185 customers, due to the acquisition.  For the remainder of the year, the Company expects revenues to increase slightly due to higher summer demand and an increase in the number of water and wastewater customers due to acquisitions and organic growth within the Company's service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first quarter of 2017 increased $369, or 6.1%, from $6,064 for the first quarter of 2016 to $6,433 for the corresponding 2017 period.  The increase was due to higher expenses of approximately $105 for health insurance, $68 for West York wastewater operating expenses, $60 for legal expenses for a tariff modification and lead disclosure, $54 for depreciation, $32 for maintenance materials and supplies, and $24 for wages.  Other expenses increased by a net of $60.  The increase was partially offset by approximately $34 for the absence of rate case expenses.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to maintain and extend the distribution system continue to rise and the full cost to operate the West York Borough wastewater collection system are incurred.

Interest on debt for the first quarter of 2017 increased $11, or 0.8%, from $1,305 for the first quarter of 2016 to $1,316 for the corresponding 2017 period.  The increase was due to higher short-term interest rates on the variable rate debt.  Interest expense for the remainder of the year is likely to be higher due to expected line of credit borrowings.

Allowance for funds used during construction increased $70, from $53 in the first quarter of 2016 to $123 in the corresponding 2017 period, due to a higher volume of eligible construction mainly related to the pumping station and force main project.  Allowance for funds used during construction for the remainder of the year is expected to increase until the completion of the project, at which time the amount will decrease, likely in the fourth quarter of 2017.

Other income (expenses), net for the first quarter of 2017 reflects decreased expenses of $37 as compared to the same period of 2016.  Higher earnings on life insurance policies of approximately $27, outside services in 2016 not repeated in 2017 of $19, and lower retirement expense of $11 were the primary reasons for the decrease.  The decreased expenses were partially offset by charitable contributions made earlier this year of approximately $16.  Other expenses increased by a net of $4.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2017 decreased $356, or 27.1%, compared to the same period of 2016 due to a higher volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company's effective tax rate was 27.0% for the first quarter of 2017 and 34.6% for the first quarter of 2016.  The Company expects the effective tax rate to reach approximately 28% to 32% for 2017 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.  The Company's effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

Rate Matters

See Note 11 to the financial statements included herein for a discussion of rate matters.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Reduced taxes have contributed to increased earnings in excess of the regulatory benchmark since the last rate increase which has prevented the collection of a distribution system improvement charge.  The benefit may also lengthen the amount of time between rate increase requests.  When the Company does file for its next rate increase, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.  The Company no longer expects to file a rate increase request in 2017, as was previously anticipated.

Acquisitions

See Note 9 to the financial statements included herein for a discussion of completed acquisitions included in financial results.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the fourth quarter of 2017 or the first quarter of 2018, at which time the Company will add approximately 30 commercial and industrial wastewater customers.

This acquisition is expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

Capital Expenditures

For the three months ended March 31, 2017, the Company invested $6,413 in construction expenditures for routine items and an additional raw water pumping station and force main, as well as various replacements and improvements to infrastructure.  In addition, the Company invested $511 in the acquisition of water and wastewater systems.  The Company was able to fund construction expenditures using internally-generated funds, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2017 of approximately $16,400 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, completion of an additional raw water pumping station and force main, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2017.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2017.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand during the first three months of 2017 primarily as a result of higher capital expenditures and repurchase of common stock, incurring a cash overdraft on its cash management account of $472 as of March 31, 2017.  The Company had cash of $440 in a separate financial institution as of March 31, 2017.  The Company did not use its lines of credit during the first three months of 2017, but did borrow under one of its lines of credit in the second quarter of 2017.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  This quarter, lower revenue levels as compared to the end of 2016 resulted in a decrease in accounts receivable.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2017, the Company generated $4,952 internally from operations as compared to the $3,324 it generated during the first three months of 2016 due primarily to a decrease in its accounts receivable and an increase in its accounts payable.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2017, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.25%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2017.  The Company plans to renew its two committed lines of credit aggregating $17,500 that expire in 2017 for an additional year, as well as extend the maturity of its two additional committed lines of credit aggregating $24,000 into 2019, under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2017.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding these restrictions.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.4% as of March 31, 2017 and December 31, 2016.  The Company began using its line of credit in the second quarter of 2017 and expects the debt to total capitalization ratio to increase.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2017.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.6% as of March 31, 2017 and December 31, 2016.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $7 for the three months ended March 31, 2017 and is expected to be approximately $30 over the next four years.

In addition, the Company has entered into a consent order agreement with the Pennsylvania Department of Environmental Protection.  Under the agreement, the Company has committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within the next four years.  The cost for these service line replacements was approximately $592 through March 31, 2017 and is included in utility plant.  Additional replacements are expected to be approximately $2,080 over the next four years, and will be integrated into the Company's annual capital budgets.

Finally, the Company has been granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over four years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $60 through March 31, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $254 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines have been replaced through March 31, 2017 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

Labor Relations

The current union contract expired on April 30, 2017.  Management and the union leadership have agreed to honor the expired contract and continue to work under its terms.  Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2017.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. For risk management purposes, the Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 6 to the financial statements included herein.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no material lease obligations, no guarantees and does not have material transactions involving related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2018), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2018 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2017 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2017 and carries an interest rate of LIBOR plus 1.20%.  The Company had no outstanding borrowings under any of its lines of credit as of March 31, 2017.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 5 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.70% during the three months ended March 31, 2017.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

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

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and, under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended March 31, 2017.

The following table summarizes the Company's purchases of its common stock for the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31, 2017	-	$-	-	655,233
Feb. 1 – Feb. 28, 2017	-	$-	-	655,233
Mar. 1 – Mar. 31, 2017	24,329	$33.91	24,329	630,904
Total	24,329	$33.91	24,329	630,904

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: May 2, 2017	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: May 2, 2017	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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