Form 10-Q
period 2017-06-30
YORK WATER CO
filed 2017-08-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☑ YES ☐NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Small Reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES ☑ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,847,840 Shares outstanding as of August 3, 2017

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2017	Dec. 31, 2016

ASSETS
UTILITY PLANT, at original cost	$358,456	$343,412
Plant acquisition adjustments	(3,263)	(3,667)
Accumulated depreciation	(71,855)	(68,838)
Net utility plant	283,338	270,907

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $365 in 2017 and $353 in 2016	735	745

CURRENT ASSETS:
Cash and cash equivalents	2	4,209
Accounts receivable, net of reserves of $325 in 2017 and $305 in 2016	4,234	4,296
Unbilled revenues	2,492	2,429
Recoverable income taxes	-	282
Materials and supplies inventories, at cost	775	746
Prepaid expenses	897	658
Total current assets	8,400	12,620

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	33,440	33,027
Other assets	3,088	2,940
Total other long-term assets	36,783	36,222

Total Assets	$329,256	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2017	Dec. 31, 2016

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, shares issued 12,845,989 in 2017 and 12,852,295 in 2016, shares outstanding 12,845,989 in 2017 and 12,852,295 in 2016	$78,302	$78,513
Retained earnings	36,948	35,548
Total common stockholders' equity	115,250	114,061

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	88,166	84,609

COMMITMENTS	-	-

CURRENT LIABILITIES:
Current portion of long-term debt	44	44
Accounts payable	5,148	3,669
Dividends payable	1,802	1,803
Accrued compensation and benefits	1,197	1,233
Accrued income taxes	157	-
Accrued interest	984	921
Other accrued expenses	467	514
Total current liabilities	9,799	8,184

DEFERRED CREDITS:
Customers' advances for construction	7,483	7,102
Deferred income taxes	56,750	54,169
Deferred employee benefits	8,297	8,990
Other deferred credits	6,678	6,725
Total deferred credits	79,208	76,986

Contributions in aid of construction	36,833	36,654

Total Stockholders' Equity and Liabilities	$329,256	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

OPERATING REVENUES:
Residential	$7,886	$7,491	$15,145	$14,722
Commercial and industrial	3,450	3,435	6,589	6,580
Other	918	894	1,810	1,796
	12,254	11,820	23,544	23,098

OPERATING EXPENSES:
Operation and maintenance	2,262	2,028	4,288	3,921
Administrative and general	2,489	2,274	4,882	4,488
Depreciation and amortization	1,686	1,555	3,367	3,182
Taxes other than income taxes	288	268	621	598
	6,725	6,125	13,158	12,189

Operating income	5,529	5,695	10,386	10,909

OTHER INCOME (EXPENSES):
Interest on debt	(1,326)	(1,316)	(2,642)	(2,621)
Allowance for funds used during construction	196	47	319	100
Other income (expenses), net	(94)	(99)	(220)	(262)
	(1,224)	(1,368)	(2,543)	(2,783)

Income before income taxes	4,305	4,327	7,843	8,126

Income taxes	1,370	1,480	2,327	2,793

Net Income	$2,935	$2,847	$5,516	$5,333

Basic Earnings Per Share	$0.23	$0.23	$0.43	$0.42

Diluted Earnings Per Share	$0.23	$0.23	$0.43	$0.42

Cash Dividends Declared Per Share	$0.1602	$0.1555	$0.3204	$0.3110

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2017 and 2016

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2016	12,852,295	$78,513	$35,548	$114,061
Net income	-	-	5,516	5,516
Dividends	-	-	(4,116)	(4,116)
Retirement of common stock	(37,229)	(1,263)	-	(1,263)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	29,418	1,018	-	1,018
Stock-based compensation	1,505	34	-	34
Balance, June 30, 2017	12,845,989	$78,302	$36,948	$115,250

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2015	12,812,377	$77,317	$31,753	$109,070
Net income	-	-	5,333	5,333
Dividends	-	-	(3,994)	(3,994)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	55,359	1,568	-	1,568
Balance, June 30, 2016	12,867,736	$78,885	$33,092	$111,977

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,516	$5,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,367	3,182
Stock-based compensation	34	-
Increase in deferred income taxes	1,381	607
Other	84	170
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(154)	(252)
Decrease in recoverable income taxes	282	1,039
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(2,537)	(1,091)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	1,173	(736)
Increase in accrued interest and taxes	220	4
Net cash provided by operating activities	9,366	8,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $178 in 2017 and $56 in 2016	(13,867)	(5,009)
Acquisitions of water and wastewater systems	(472)	(29)
Cash received from surrender of life insurance policies	-	596
Net cash used in investing activities	(14,339)	(4,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	773	892
Repayments of customer advances	(213)	(155)
Proceeds of long-term debt issues	7,911	-
Repayments of long-term debt	(4,426)	(22)
Change in cash overdraft position	1,083	-
Repurchase of common stock	(1,263)	-
Issuance of common stock	1,018	1,568
Dividends paid	(4,117)	(3,967)
Net cash provided by (used in) financing activities	766	(1,684)

Net change in cash and cash equivalents	(4,207)	2,130
Cash and cash equivalents at beginning of period	4,209	2,879
Cash and cash equivalents at end of period	$2	$5,009

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,329	$2,491
Income taxes	20	660

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $3,162 in 2017 and $645 in 2016 for the construction of utility plant.

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

Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	Common Stock and Earnings Per Share

Net income of $2,935 and $2,847 for the three months ended June 30, 2017 and 2016, respectively, and $5,516 and $5,333 for the six months ended June 30, 2017 and 2016 respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Weighted average common shares, basic	12,839,968	12,849,884	12,844,500	12,835,495
Effect of dilutive securities:
Employee stock-based compensation	80	-	81	-
Weighted average common shares, diluted	12,840,048	12,849,884	12,844,581	12,835,495

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three and six months ended June 30, 2017, the Company repurchased 12,900 and 37,229 shares respectively. No shares were repurchased during the three or six months ended June 30, 2016. As of June 30, 2017, 618,004 shares remain authorized for repurchase.

3.	Commitments

The Company has committed to capital expenditures of approximately $11,598 for an additional raw water pumping station and force main, of which $3,490 remains to be incurred as of June 30, 2017. The Company may make additional commitments for this project in 2017.

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced. The cost of the water tests and flushing credits was $4 for the three months ended June 30, 2017 and $11 for the six months ended June 30, 2017. Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company over the remaining three and a half years.

In addition, the Company has entered into a consent order agreement with the Pennsylvania Department of Environmental Protection.  Under the agreement, the Company has committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within the next three and a half years.  The cost for these service line replacements was approximately $1,030 through June 30, 2017 and is included in utility plant.  Additional replacements are expected to be approximately $1,600 over the next three and a half years, and will be integrated into the Company's annual capital budgets.

Finally, the Company has been granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the next three and a half years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $93 through June 30, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $130 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through June 30, 2017 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

4.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Service cost	$270	$255	$540	$509
Interest cost	398	400	796	800
Expected return on plan assets	(598)	(559)	(1,197)	(1,117)
Amortization of actuarial loss	123	140	246	280
Amortization of prior service cost	(3)	(3)	(6)	(6)
Rate-regulated adjustment	385	342	771	684
Net periodic pension expense	$575	$575	$1,150	$1,150

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $2,300 to its pension plans in 2017.  For the six months ended June 30, 2017, contributions of $1,150 had been made.  The Company expects to contribute the remaining $1,150 over the final two quarters of 2017.

5.	Debt

	As of Jun. 30, 2017	As of Dec. 31, 2016

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	96	118
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Committed Line of Credit, due 2019	3,507	-
Total long-term debt	90,973	87,488
Less discount on issuance of long-term debt	(220)	(226)
Less unamortized debt issuance costs	(2,543)	(2,609)
Less current maturities	(44)	(44)
Long-term portion	88,166	84,609

In the second quarter of 2017, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2019.  In addition, the Company renewed its $7,500 line of credit and extended the maturity date to June 2018.

6.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.53% and 2.88% during the three months that ended June 30, 2017 and 2016, respectively, and 2.59% and 2.84% for the six months that ended June 30, 2017 and 2016, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense $76 and $86 during the three month period ended June 30, 2017 and 2016, respectively, and $155 and $173 for the six month period ended June 30, 2017 and 2016, respectively. The overall swap result was a loss of $120 and $334 for the three months ended June 30, 2017 and 2016, respectively, and a loss of $129 and $843 for the six months ended June 30, 2017 and 2016, respectively. The Company expects to reclassify $281 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 21, 2017, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2017.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2017, the Company would have been required to pay the counterparty approximately $2,401.

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

Description	June 30, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,263	$2,263

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2017.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2017.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $138 as of June 30, 2017.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2016 is shown in the table below.

Description	December 31, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,292	$2,292

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $90,973 at June 30, 2017, and $87,488 at December 31, 2016, had an estimated fair value of approximately $103,000 and $99,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and notes receivable had carrying values at June 30, 2017 of $7,483 and $255, respectively.  At December 31, 2016, customers' advances for construction and notes receivable had carrying values of $7,102 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.   As a result, the Company's effective tax rate was 31.8% and  34.2% for the three months ended June 30, 2017 and 2016, respectively, and 29.7% and 34.4% for the six months ended June 30, 2017 and 2016, respectively.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period, which level was higher during the first six months of 2017 as compared to the first six months of 2016.

9.	Acquisitions

On January 6, 2017, the Company completed the acquisition of the water assets of Stockham's Village Mobile Home Park in Adams County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on January 9, 2017.  The acquisition resulted in the addition of approximately 80 new water customers with purchase price and acquisition costs of approximately $24. The purchase price and acquisition costs were more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $17 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the acquisition adjustment over the remaining life of the acquired assets.

On February 23, 2017, the Company completed the acquisition of the wastewater collection assets of West York Borough in York County, Pennsylvania.  The Company began operating the existing collection facilities on February 27, 2017.  The acquisition resulted in the addition of approximately 1,700 wastewater customers, representing more than 2,200 units, with purchase price and acquisition costs of approximately $448. The purchase price and acquisition costs were more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $358 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.

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

On April 26, 2017, the Board awarded stock to non-employee directors effective May 1, 2017.  This stock award vested immediately.  On April 26, 2017, the Compensation Committee awarded restricted stock to officers and key employees effective May 1, 2017.  This restricted stock award vests ratably over three years beginning May 1, 2017. In addition, the Board of Directors accelerated the vesting period for restricted stock granted in 2016 to two retiring officers from three years to their 2017 retirement dates. The Company will recognize the acceleration on the books from the approval date to the retirement dates.

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

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2017.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	660	$37.20
Granted	1,505	$38.00
Vested	(711)	$38.00
Forfeited	-	-
Nonvested at end of the period	1,454	$37.64

For the three months ended June 30, 2017, the statement of income includes $32 of stock-based compensation and related recognized tax benefits of $13. For the six months ended June 30, 2017, the statement of income includes $34 of stock-based compensation and related recognized tax benefits of $14. The total fair value of the shares vested in the six months ended June 30, 2017 was $27. Total stock-based compensation related to nonvested awards not yet recognized is $47 which will be recognized over the next three years.

11.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in rates effective February 28, 2014.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. During its most recent quarterly reporting period, the Company's earnings were below the regulatory benchmark and the Company began recognizing DSIC in June 2017 for bills rendered after July 1, 2017 that included June consumption.  The DSIC provided revenues of $62 for the three and six months ended June 30, 2017 and $0 for the three and six months ended June 30, 2016.

12.	Impact of Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.   This ASU clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification.  The guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations and cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.  This ASU requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period.  The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations.  In addition, only the service cost component may be eligible for capitalization where applicable.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company is currently assessing the impact of the adoption of the standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption is permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.  Based on its evaluation of ASU 2014-09 to date, which is  still ongoing, the Company does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption.  This evaluation will be updated if contributions in aid of construction currently not in revenues are determined to be in the scope of the ASU.  Under ASU 2014-09, revenue is recognized as control transfers to the customer.  As such, revenue for the Company's contracts is generally from a single performance obligation that will be recognized at a point in time.  This is consistent with the revenue recognition model the Company currently uses for its contracts.  The Company will comply with the new disclosure requirements included in ASU 2014-09 which will have a significant impact on disclosures upon adoption.  The Company will complete its assessment of the expected impact of adoption, including selecting a transition method for adoption, in 2017, and continue to evaluate ASU 2014-09 through the date of adoption including the impact of adoption if contributions in aid of construction are determined to be in scope.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of June 30, 2017, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.2 million gallons.  The Company's service territory had an estimated population of 196,000 as of December 31, 2016.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2017 Compared
With Three Months Ended June 30, 2016

Net income for the second quarter of 2017 was $2,935, an increase of $88, or 3.1%, from net income of $2,847 for the same period of 2016.  The primary contributing factors to the increase were higher revenues, an increased allowance for funds used during construction, and lower income taxes, which were partially offset by higher operating expenses.

Operating revenues for the three months ended June 30, 2017, increased $434, or 3.7%, from $11,820 for the three months ended June 30, 2016 to $12,254 for the corresponding 2017 period.  The primary reasons for the increase were revenues from the recent West York Borough wastewater acquisition of $188 and the distribution system improvement charge, or DSIC, allowed by the PPUC of $62.  The DSIC allows the Company to add a charge to customers' water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  Growth in the water customer base also added to revenues.  The average number of water customers served in the 2017 period increased as compared to the 2016 period by 1,038 customers, from 65,938 to 66,976 customers.  The average number of wastewater customers served in the 2017 period increased as compared to the 2016 period by 1,644 customers, from 641 to 2,285 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption.  Total per capita consumption for the second quarter of 2017 was 3.1% lower than the same period last year.

Operating expenses for the second quarter of 2017 increased $600, or 9.8%, from $6,125 for the second quarter of 2016 to $6,725 for the corresponding 2017 period.  The increase was primarily due to higher expenses of approximately $164 for West York wastewater operating expenses, $131 for depreciation and $118 for health insurance.  Also adding to the increase were $34 for wages, $40 for directors fees, $25 for water treatment materials and supplies, $25 for other taxes and $23 for decreased wages and benefits that were able to be capitalized.  Other expenses increased by a net of $89.  The increase was partially offset by approximately $26 for lower costs for the annual shareholder reports and $23 for the absence of rate case expenses.

Interest on debt for the second quarter of 2017 increased $10, or 0.8%, from $1,316 for the second quarter of 2016 to $1,326 for the corresponding 2017 period.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $1,374 for the second quarter of 2017 and $0 for the second quarter of 2016.  The average interest rate on the lines of credit was 2.06% for the quarter ended June 30, 2017.

Allowance for funds used during construction increased $149, from $47 in the second quarter of 2016 to $196 in the corresponding 2017 period, due to a higher volume of eligible construction mainly related to the pumping station and force main project.

Other income (expenses), net for the second quarter of 2017 reflects decreased expenses of $5 as compared to the same period of 2016.  Lower charitable contributions of $12 were the primary reason for the decrease.  Other expenses increased by a net of $7.

Income taxes for the second quarter of 2017 decreased $110, or 7.4%, compared to the same period of 2016 due to a higher volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company's effective tax rate was 31.8% for the second quarter of 2017 and 34.2% for the second quarter of 2016.

Six Months Ended June 30, 2017 Compared
With Six Months Ended June 30, 2016

Net income for the first six months of 2017 was $5,516, an increase of $183, or 3.4%, from net income of $5,333 for the same period of 2016.  The primary contributing factors to the increase were lower income taxes, higher revenues and an increased allowance for funds used during construction, which were partially offset by higher operating expenses.

Operating revenues for the six months ended June 30, 2017 increased $446, or 1.9%, from $23,098 for the six months ended June 30, 2016 to $23,544 for the corresponding 2017 period.  The primary reasons for the increase were $250 of revenues from the recent West York Borough wastewater acquisition and $62 from the DSIC.  Growth in the water customer base also added to revenues. The average number of water customers served in the 2017 period increased as compared to the 2016 period by 1,046 customers, from 65,776 to 66,822 customers.  The average number of wastewater customers served in the 2017 period increased as compared to the 2016 period by 1,096 customers, from 639 to 1,735 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption.  Total per capita consumption for the first six months of 2017 was 2.1% lower than the same period last year.  For the remainder of the year, the Company expects revenues to increase due to the DSIC, higher summer demand, and an expected increase in the number of water and wastewater customers from acquisitions and growth within the Company's service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first six months of 2017 increased $969, or 7.9%, from $12,189 for the first six months of 2016 to $13,158 for the corresponding 2017 period.  The increase was primarily due to higher expenses of approximately $232 for West York wastewater operating expenses, $223 for health insurance and $185 for depreciation.  Also adding to the increase were $77 for legal expenses for a tariff modification and lead disclosure, $56 for wages, $52 for water treatment expenses, $41 for decreased wages and benefits that were able to be capitalized and $33 for power costs.  Other expenses increased by a net of $127.  The increase was partially offset by approximately $57 for the absence of rate case expenses.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise and the full cost to operate the West York Borough wastewater collection system are incurred.

Interest on debt for the first six months of 2017 increased $21, or 0.8%, from $2,621 for the first six months of 2016 to $2,642 for the corresponding 2017 period.  The increase was due to higher short-term interest rates on the variable rate debt and interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $691 for the first six months of 2017 and $0 for first six months of 2016.  The average interest rate on the lines of credit was 1.03% for the six months ended June 30, 2017.  Interest expense for the remainder of the year is expected to remain higher due to continued borrowings under lines of credit.

Allowance for funds used during construction increased $219, from $100 in the first six months of 2016 to $319 in the corresponding 2017 period, due to a higher volume of eligible construction mainly related to the pumping station and force main project.  Allowance for funds used during construction for the remainder of the year is expected to increase until the completion of the project, at which time the amount will decrease, likely in the fourth quarter of 2017.

Other income (expenses), net for the first six months of 2017 reflects decreased expenses of $42 as compared to the same period of 2016.  Higher earnings on life insurance policies of approximately $36, outside services in 2016 not repeated in 2017 of $23, and lower retirement expense of $7 were the primary reasons for the decrease.  Other expenses increased by a net of $24.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first six months of 2017 decreased $466, or 16.7%, compared to the same period of 2016 due to a higher volume of asset improvements eligible for the tax benefit under the IRS TPR.  The Company's effective tax rate was 29.7% for the first six months of 2017 and 34.4% for the first six months of 2016.  The Company expects the effective tax rate to be approximately 28% to 32% for 2017 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.  The Company's effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

Rate Matters

See Note 11 to the financial statements included herein for a discussion of rate matters.

Effective July 1, 2017, the Company's tariff included a distribution system improvement charge on revenues of 2.96%.  A partial month of this surcharge is included in results of operations for the three and six months ended June 30, 2017 for bills rendered after July 1, 2017 that included June consumption.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Reduced taxes have contributed to increased earnings, lengthening the amount of time between rate increase requests.  When the Company does file for its next rate increase, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.  The Company does not expect to file a rate increase request in 2017.

Acquisitions and Growth

See Note 9 to the financial statements included herein for a discussion of completed acquisitions included in financial results.

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2018, at which time the Company will add approximately 30 commercial and industrial wastewater customers.

This acquisition is expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in the fourth quarter of 2017 at which time the Company will construct a water main extension to a single point of interconnection and supply an agreed upon amount of water to the authority at current tariff rates.

Capital Expenditures

For the six months ended June 30, 2017, the Company invested $13,867 in construction expenditures for routine items and an additional raw water pumping station and force main, as well as various replacements and improvements to infrastructure.  In addition, the Company invested $472 in the acquisition of water and wastewater systems.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2017 of approximately $9,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, completion of the additional raw water pumping station and force main, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2017.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2017 and 2018.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand during the first six months of 2017 primarily as a result of higher capital expenditures and repurchase of common stock, incurring a cash overdraft on its cash management account of $1,083 as of June 30, 2017.  In addition, the Company borrowed $3,507 under its lines of credit in the second quarter of 2017.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended June 30, 2017, higher revenue levels as compared to the end of 2016 resulted in an increase in accounts receivable as reflected on the statement of cash flows.  Timeliness of payments and the level of the reserve were not significant factors to the change.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2017, the Company generated $9,366 internally from operations as compared to the $8,256 it generated during the first six months of 2016 due primarily to lower income taxes paid and an increase in depreciation and amortization, a non-cash expense.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2017, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates of LIBOR plus 1.20% and LIBOR plus 1.25%.  The Company had $3,507 in outstanding borrowings under its lines of credit as of June 30, 2017.  The interest rate on line of credit borrowings as of June 30, 2017 was 2.31%.  In the second quarter of 2017, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2019.  In addition, the Company renewed its $7,500 committed line of credit and extended the maturity to June 2018.  The Company plans to renew its $10,000 line of credit that expires in September 2017 for an additional year under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit and access to capital markets, if necessary, to meet anticipated financing needs throughout 2017 and 2018.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding these restrictions.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 44.1% as of June 30, 2017 and 43.4% as of December 31, 2016.  The Company began using its line of credit in the second quarter of 2017 which increased the debt to total capitalization ratio.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate and retain cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2017.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 55.9% as of June 30, 2017 and 56.6% as of December 31, 2016.  The ratio decreased during the six months ended June 30, 2017 due to share repurchases and higher debt from increased capital expenditures.  Similar transactions, among other things, could further reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On April 21, 2017, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Environmental Matters

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead at the customer's tap as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company has determined that only 3% of the company-owned service lines in the system are lead.  The Company will be required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company has announced plans to perform in excess of the required actions.  Specifically, the Company will provide the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $4 for the three months ended June 30, 2017 and $11 for the six months ended June 30, 2017.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company over the remaining three and a half years.

In addition, the Company has entered into a consent order agreement with the Pennsylvania Department of Environmental Protection.  Under the agreement, the Company has committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within the next three and a half years.  The cost for these service line replacements was approximately $1,030 through June 30, 2017 and is included in utility plant.  Additional replacements are expected to be approximately $1,600 over the next three and a half years, and will be integrated into the Company's annual capital budgets.

Finally, the Company has been granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over three and a half years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $93 through June 30, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $130 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines have been replaced through June 30, 2017 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

Labor Relations

The current union contract expired on April 30, 2017.  Management and the union leadership have agreed to honor the expired contract and continue to work under its terms.  Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2017.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2019), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2019 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2018 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2017 and carries an interest rate of LIBOR plus 1.20%.  The Company had $3,507 in outstanding borrowings under its $13,000 line of credit as of June 30, 2017.  The interest rate on line of credit borrowings as of June 30, 2017 was 2.31%.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 5 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.86% during the three months ended June 30, 2017 and 0.78% during the six months ended June 30, 2017.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank"), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the 2008 Bonds.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the 2008 Bonds.  The current expiration date of the letter of credit is June 30, 2019.  It is reviewed annually for a potential extension of the expiration date.  The Company's responsibility under this agreement is to reimburse the Bank on a timely basis for interest payments made to the bondholders and for any tendered bonds that could not be remarketed.  The Company has fourteen months from the time bonds are tendered to reimburse the Bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the Bank immediately for any tendered bonds and reclassify a portion of the bonds as current liabilities.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

On March 11, 2013, the Board of Directors authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and, under the stock repurchase program, the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  The Company did not repurchase any shares that were not part of the publicly announced plan during the quarter ended June 30, 2017.

The following table summarizes the Company's purchases of its common stock for the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30, 2017	-	$-	-	630,904
May 1 – May 31, 2017	12,900	$33.95	12,900	618,004
Jun. 1 – Jun. 30, 2017	-	$-	-	618,004
Total	12,900	$33.95	12,900	618,004

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: August 3, 2017	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: August 3, 2017	Kathleen M. Miller Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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