Form 10-Q
period 2017-09-30
YORK WATER CO
filed 2017-11-02
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐YES ☒ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,860,400 Shares outstanding as of November 2, 2017

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2017	Dec. 31, 2016

ASSETS
UTILITY PLANT, at original cost	$364,053	$343,412
Plant acquisition adjustments	(3,249)	(3,667)
Accumulated depreciation	(73,194)	(68,838)
Net utility plant	287,610	270,907

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $373 in 2017 and $353 in 2016	750	745

CURRENT ASSETS:
Cash and cash equivalents	2	4,209
Accounts receivable, net of reserves of $322 in 2017 and $305 in 2016	4,377	4,296
Unbilled revenues	2,425	2,429
Recoverable income taxes	-	282
Materials and supplies inventories, at cost	881	746
Prepaid expenses	909	658
Total current assets	8,594	12,620

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	34,386	33,027
Other assets	3,184	2,940
Total other long-term assets	37,825	36,222

Total Assets	$334,779	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sept. 30, 2017	Dec. 31, 2016

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, shares issued 12,859,432 in 2017 and 12,852,295 in 2016, shares outstanding 12,859,432 in 2017 and 12,852,295 in 2016	$78,753	$78,513
Retained earnings	38,820	35,548
Total common stockholders' equity	117,573	114,061

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	88,930	84,609

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	1,000	-
Current portion of long-term debt	44	44
Accounts payable	3,992	3,669
Dividends payable	1,810	1,803
Accrued compensation and benefits	1,133	1,233
Accrued income taxes	184	-
Accrued interest	1,432	921
Other accrued expenses	483	514
Total current liabilities	10,078	8,184

DEFERRED CREDITS:
Customers' advances for construction	7,950	7,102
Deferred income taxes	58,809	54,169
Deferred employee benefits	7,967	8,990
Other deferred credits	6,639	6,725
Total deferred credits	81,365	76,986

Contributions in aid of construction	36,833	36,654

Total Stockholders' Equity and Liabilities	$334,779	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

OPERATING REVENUES:
Residential	$8,102	$7,911	$23,247	$22,633
Commercial and industrial	3,673	3,777	10,262	10,357
Other	917	913	2,727	2,709
	12,692	12,601	36,236	35,699

OPERATING EXPENSES:
Operation and maintenance	2,362	2,098	6,650	6,019
Administrative and general	2,236	2,217	7,118	6,705
Depreciation and amortization	1,697	1,614	5,064	4,796
Taxes other than income taxes	250	258	871	856
	6,545	6,187	19,703	18,376

Operating income	6,147	6,414	16,533	17,323

OTHER INCOME (EXPENSES):
Interest on debt	(1,346)	(1,320)	(3,988)	(3,941)
Allowance for funds used during construction	311	51	630	151
Other income (expenses), net	(73)	(196)	(293)	(458)
	(1,108)	(1,465)	(3,651)	(4,248)

Income before income taxes	5,039	4,949	12,882	13,075

Income taxes	1,108	1,378	3,435	4,171

Net Income	$3,931	$3,571	$9,447	$8,904

Basic Earnings Per Share	$0.31	$0.27	$0.74	$0.69

Diluted Earnings Per Share	$0.31	$0.27	$0.74	$0.69

Cash Dividends Declared Per Share	$0.1602	$0.1555	$0.4806	$0.4665

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2017 and 2016

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2016	12,852,295	$78,513	$35,548	$114,061
Net income	-	-	9,447	9,447
Dividends	-	-	(6,175)	(6,175)
Retirement of common stock	(37,229)	(1,263)	-	(1,263)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	42,861	1,462	-	1,462
Stock-based compensation	1,505	41	-	41
Balance, September 30, 2017	12,859,432	$78,753	$38,820	$117,573

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2015	12,812,377	$77,317	$31,753	$109,070
Net income	-	-	8,904	8,904
Dividends	-	-	(5,994)	(5,994)
Retirement of Common Stock	(16,849)	(474)	-	(474)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	74,168	2,113	-	2,113
Balance, September 30, 2016	12,869,696	$78,956	$34,663	$113,619

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months Ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,447	$8,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,064	4,796
Stock-based compensation	41	-
Increase in deferred income taxes	2,102	1,050
Other	59	245
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(306)	(830)
Decrease in recoverable income taxes	282	973
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(4,642)	(2,343)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	2,674	1,093
Increase in accrued interest and taxes	695	128
Net cash provided by operating activities	15,416	14,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $352 in 2017 and $84 in 2016	(20,628)	(8,302)
Acquisitions of water and wastewater systems	(472)	(29)
Cash received from surrender of life insurance policies	-	642
Net cash used in investing activities	(21,100)	(7,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,315	1,720
Repayments of customer advances	(288)	(373)
Proceeds of long-term debt issues	15,896	-
Repayments of long-term debt	(11,683)	(33)
Borrowings under short-term line of credit agreements	1,000	-
Change in cash overdraft position	1,206	-
Repurchase of common stock	(1,263)	(474)
Issuance of common stock	1,462	2,113
Dividends paid	(6,168)	(5,960)
Net cash provided by (used in) financing activities	1,477	(3,007)

Net change in cash and cash equivalents	(4,207)	3,320
Cash and cash equivalents at beginning of period	4,209	2,879
Cash and cash equivalents at end of period	$2	$6,199

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,018	$3,623
Income taxes	379	1,662

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $1,719 in 2017 and $475 in 2016 for the construction of utility plant.

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

Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	Common Stock and Earnings Per Share

Net income of $3,931 and $3,571 for the three months ended September 30, 2017 and 2016, respectively, and $9,447 and $8,904 for the nine months ended September 30, 2017 and 2016 , respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted earnings per share.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Weighted average common shares, basic	12,847,135	12,868,333	12,845,388	12,846,521
Effect of dilutive securities:
Employee stock-based compensation	121	-	74	-
Weighted average common shares, diluted	12,847,256	12,868,333	12,845,462	12,846,521

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During the three months ended September 30, 2017 and 2016, the Company repurchased 0 and 16,849 shares, respectively. During the nine months ended September 30, 2017 and 2016, the Company repurchased 37,229 and 16,849 shares, respectively. As of September 30, 2017, 618,004 shares remain authorized for repurchase.

3.	Commitments

The Company has committed to capital expenditures of approximately $11,998 for an additional raw water pumping station and force main, of which $1,056 remains to be incurred as of September 30, 2017. The Company may make additional commitments for this project in 2017.

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company determined that only 3% of the company-owned service lines in the system were lead.  The Company is required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company completed two rounds of compliance testing at the customer's tap in 2017 and the water samples did not exceed the action level either time. As a result, the Company expects to reduce its monitoring from semi-annual to annual beginning in 2018.

The Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced. The cost of the water tests and flushing credits was $2 for the three months ended September 30, 2017 and $13 for the nine months ended September 30, 2017. Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company over the remaining three and a half years.

In addition, the Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,478 through September 30, 2017 and is included in utility plant.  Additional costs of  approximately $1,082 are expected until the replacements are complete, and will be integrated into the Company's annual capital budgets.

Finally, the Company was granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the next three and a half years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $110 through September 30, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $79 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through September 30, 2017 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

4.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Service cost	$270	$254	$810	$763
Interest cost	398	399	1,194	1,199
Expected return on plan assets	(599)	(558)	(1,796)	(1,675)
Amortization of actuarial loss	123	141	369	421
Amortization of prior service cost	(3)	(3)	(9)	(9)
Rate-regulated adjustment	386	342	1,157	1,026
Net periodic pension expense	$575	$575	$1,725	$1,725

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $2,300 to its pension plans in 2017.  For the nine months ended September 30, 2017, contributions of $1,725 had been made.  The Company expects to contribute the remaining $575 during the final quarter of 2017.

5.	Debt
	As of Sept. 30, 2017	As of Dec. 31, 2016

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	85	118
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Committed Line of Credit, due 2019	4,246	-
Total long-term debt	91,701	87,488
Less discount on issuance of long-term debt	(218)	(226)
Less unamortized debt issuance costs	(2,509)	(2,609)
Less current maturities	(44)	(44)
Long-term portion	$88,930	$84,609

In the second quarter of 2017, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2019.  In addition, the Company renewed its $7,500 committed line of credit and extended the maturity date to June 2018.

In the third quarter of 2017, the Company renewed its $10,000 committed line of credit and extended the maturity date to September 2018.

6.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.43% and 2.94% during the three months that ended September 30, 2017 and 2016, respectively, and 2.53% and 2.87% for the nine months that ended September 30, 2017 and 2016, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $74 and $86 during the three month period ended September 30, 2017 and 2016, respectively, and $229 and $259 for the nine month period ended September 30, 2017 and 2016, respectively. The overall swap result was a loss of $44 and $25 for the three months ended September 30, 2017 and 2016, respectively, and a loss of $173 and $868 for the nine months ended September 30, 2017 and 2016, respectively. The Company expects to reclassify $274 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 21, 2017, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2017.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2017, the Company would have been required to pay the counterparty approximately $2,367.

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

Description	September 30, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,232	$2,232

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2017.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2017.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $135 as of September 30, 2017.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2016 is shown in the table below.

Description	December 31, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,292	$2,292

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $91,701 at September 30, 2017, and $87,488 at December 31, 2016, had an estimated fair value of approximately $103,000 and $99,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and notes receivable had carrying values at September 30, 2017 of $7,950 and $255, respectively.  At December 31, 2016, customers' advances for construction and notes receivable had carrying values of $7,102 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  As a result, the Company's effective tax rate was 22.0% and  27.8% for the three months ended September 30, 2017 and 2016, respectively, and 26.7% and 31.9% for the nine months ended September 30, 2017 and 2016, respectively.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period, which level was higher during the first nine months of 2017 as compared to the first nine months of 2016, mainly due to replacement of company-owned lead service lines (see Note 3) which qualify for tangible property regulation treatment.

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

On April 26, 2017, the Board awarded stock to non-employee directors effective May 1, 2017.  This stock award vested immediately.  On April 26, 2017, the Compensation Committee awarded restricted stock to officers and key employees effective May 1, 2017.  This restricted stock award vests ratably over three years beginning May 1, 2017. In addition, the Board of Directors accelerated the vesting period for restricted stock granted in 2016 to two retiring officers from three years to their 2017 retirement dates. The stock grant was fully recognized for the officer who retired on September 30, 2017.  The Company continues to recognize the acceleration on the books from the approval date to the retirement date for the other officer.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2017.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	660	$37.20
Granted	1,505	$38.00
Vested	(778)	$37.93
Forfeited	-	-
Nonvested at end of the period	1,387	$37.66

For the three months ended September 30, 2017, the statement of income includes $7 of stock-based compensation and related recognized tax benefits of $3. For the nine months ended September 30, 2017, the statement of income includes $41 of stock-based compensation and related recognized tax benefits of $17. The total fair value of the shares vested in the three and nine months ended September 30, 2017 was $2 and $29. Total stock-based compensation related to nonvested awards not yet recognized is $41 which will be recognized over the remaining three year vesting period.

11.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in rates effective February 28, 2014.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The Company's earnings are currently below the regulatory benchmark allowing the Company to collect DSIC.  The DSIC provided revenues of $405 and $467 for the three and nine months ended September 30, 2017, respectively, and revenues of $0 for the three and nine months ended September 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption is permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is in the process of assessing the impact of the adoption of the standard on its financial position, results of operations and cash flows.  Based on its evaluation of ASU 2014-09 to date, which is  still ongoing, the Company does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption.  This evaluation may be updated if new authoritative or interpretive guidance is issued. In 2017, the American Institute of Certified Public Accountants (AICPA) power and utility entities revenue recognition task force recommended that contributions in aid of construction are not in the scope of the new standard and submitted its determination to the AICPA revenue recognition working group for approval.  Under ASU 2014-09, revenue is recognized as control transfers to the customer.  As such, revenue from the Company's water and wastewater contracts, which is a significant percentage of the Company's revenue, are generally from a single performance obligation that will be recognized consistent with the revenue recognition model the Company currently uses for its contracts.  The Company will comply with the new disclosure requirements included in ASU 2014-09 which will have a significant impact on disclosures upon adoption.  The Company will complete its assessment of the expected impact of adoption, including selecting a transition method for adoption, in 2017, and continue to evaluate ASU 2014-09 through the date of adoption including the impact of adoption if contributions in aid of construction are determined to be in scope.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of September 30, 2017, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 196,000 as of December 31, 2016.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2017 Compared
With Three Months Ended September 30, 2016

Net income for the third quarter of 2017 was $3,931, an increase of $360, or 10.1%, from net income of $3,571 for the same period of 2016.  The primary contributing factors to the increase were lower income taxes, an increased allowance for funds used during construction, higher earnings on life insurance policies and higher revenues, which were partially offset by higher operating expenses.

Operating revenues for the third quarter of 2017, increased $91, or 0.7%, from $12,601 for the three months ended September 30, 2016 to $12,692 for the corresponding 2017 period.  The primary reasons for the increase were revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $405 and the recent West York Borough wastewater acquisition of $188.  The DSIC allows the Company to add a charge to customers' water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  Growth in the water customer base also added to revenues.  The average number of water customers served in the 2017 period increased as compared to the 2016 period by 1,186 customers, from 66,102 to 67,288 customers.  The average number of wastewater customers served in the 2017 period increased as compared to the 2016 period by 1,645 customers, from 645 to 2,290 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption.  Total per capita consumption for the third quarter of 2017 was approximately 9.5% lower than the same period last year.

Operating expenses for the third quarter of 2017 increased $358, or 5.8%, from $6,187 for the third quarter of 2016 to $6,545 for the corresponding 2017 period.  The increase was primarily due to higher expenses of approximately $218 for West York wastewater operating expenses, $93 for maintenance and $83 for depreciation.  Other expenses increased by a net of $38.  The increase was partially offset by lower expense of approximately $74 for water treatment chemicals.

Interest on debt for the third quarter of 2017 increased $26, or 2.0%, from $1,320 for the third quarter of 2016 to $1,346 for the corresponding 2017 period.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $4,944 for the third quarter of 2017 and $0 for the third quarter of 2016.  The weighted average interest rate on the lines of credit was 2.44% for the quarter ended September 30, 2017.

Allowance for funds used during construction increased $260, from $51 in the third quarter of 2016 to $311 in the corresponding 2017 period, due to a higher volume of eligible construction mainly related to the pumping station and force main project.

Other income (expenses), net for the third quarter of 2017 reflects a decrease in expenses of $123 as compared to the same period of 2016.  Higher earnings on life insurance policies of approximately $113 were the primary reason for the decrease.  Other expenses decreased by a net of $10.

Income taxes for the third quarter of 2017 decreased $270, or 19.6%, compared to the same period of 2016 due to a higher volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR, including the replacement of company-owned lead service lines.  The Company's effective tax rate was 22.0% for the third quarter of 2017 and 27.8% for the third quarter of 2016.

Nine Months Ended September 30, 2017 Compared
With Nine Months Ended September 30, 2016

Net income for the first nine months of 2017 was $9,447, an increase of $543, or 6.1%, from net income of $8,904 for the same period of 2016.  The primary contributing factors to the increase were lower income taxes, higher revenues and an increased allowance for funds used during construction, which were partially offset by higher operating expenses.

Operating revenues for the first nine months of 2017 increased $537, or 1.5%, from $35,699 for the nine months ended September 30, 2016 to $36,236 for the corresponding 2017 period.  The primary reasons for the increase were $467 of revenues from the DSIC and $438 from the recent West York Borough wastewater acquisition.  Growth in the water customer base also added to revenues. The average number of water customers served in the 2017 period increased as compared to the 2016 period by 1,092 customers, from 65,885 to 66,977 customers.  The average number of wastewater customers served in the 2017 period increased as compared to the 2016 period by 1,279 customers, from 641 to 1,920 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption. Total per capita consumption for the first nine months of 2017 was approximately 4.8% lower than the same period last year.  For the remainder of the year, the Company expects revenues to increase due to the DSIC and the continued increase in the number of water and wastewater customers from acquisitions and growth within the Company's service territory.  Other regulatory actions and weather patterns could impact results, although weather is typically not a significant factor during the fourth quarter.

Operating expenses for the first nine months of 2017 increased $1,327, or 7.2%, from $18,376 for the first nine months of 2016 to $19,703 for the corresponding 2017 period.  The increase was primarily due to higher expenses of approximately $450 for West York wastewater operating expenses, $268 for depreciation and $220 for health insurance.  Also adding to the increase were $110 for maintenance, $80 for legal expenses for a tariff modification and lead disclosure, $74 for decreased wages and benefits that were able to be capitalized and $66 for wages.  Other expenses increased by a net of $116.  The increase was partially offset by approximately $57 for the absence of rate case expenses.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise and the full cost to operate the West York Borough wastewater collection system are incurred.

Interest on debt for the first nine months of 2017 increased $47, or 1.2%, from $3,941 for the first nine months of 2016 to $3,988 for the corresponding 2017 period.  The increase was due to interest on line of credit borrowings and higher short-term interest rates on the variable rate debt.  The average debt outstanding under the lines of credit was $2,124 for the first nine months of 2017 and $0 for first nine months of 2016.  The weighted average interest rate on the lines of credit was 1.51% for the nine months ended September 30, 2017.  Interest expense for the remainder of the year is expected to remain higher due to continued borrowings under lines of credit.

Allowance for funds used during construction increased $479, from $151 in the first nine months of 2016 to $630 in the corresponding 2017 period, due to a higher volume of eligible construction mainly related to the pumping station and force main project.  Allowance for funds used during construction for the remainder of the year is expected to decrease as the project is expected to be completed in the fourth quarter of 2017.

Other income (expenses), net for the first nine months of 2017 reflects decreased expenses of $165 as compared to the same period of 2016.  Higher earnings on life insurance policies of approximately $150 and outside services in 2016 not repeated in 2017 of $28 were the primary reasons for the decrease.  Other expenses increased by a net of $13.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first nine months of 2017 decreased $736, or 17.6%, compared to the same period of 2016 due to a higher volume of asset improvements eligible for the tax benefit under the IRS TPR, including the replacement of company-owned lead service lines.  The Company's effective tax rate was 26.7% for the first nine months of 2017 and 31.9% for the first nine months of 2016.  The Company expects the effective tax rate to be approximately 25% to 30% for 2017 due to the continued expensing of asset improvements that would have been capitalized for tax purposes prior to the implementation of the TPR.  The Company's effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.

Rate Matters

See Note 11 to the financial statements included herein for a discussion of rate matters.

Effective October 1, 2017, the Company's tariff included a distribution system improvement charge on revenues of 3.72%.

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

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2018 at which time the Company will construct a water main extension to a single point of interconnection and supply an agreed upon amount of water to the authority at current tariff rates.

Capital Expenditures

For the nine months ended September 30, 2017, the Company invested $20,628 in construction expenditures for routine items and an additional raw water pumping station and force main, as well as various replacements and improvements to infrastructure including company-owned lead service lines as discussed in Note 3 to the financial statements included herein.  In addition, the Company invested $472 in the acquisition of water and wastewater systems.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2017 of approximately $4,200 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, completion of the additional raw water pumping station and force main, and various replacements and improvements to infrastructure including company-owned lead service lines.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2017.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2017 and 2018.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand during the first nine months of 2017 primarily as a result of higher capital expenditures and repurchase of common stock, incurring a cash overdraft on its cash management account of $1,206 as of September 30, 2017.  In addition, the Company borrowed $5,246 under its lines of credit in 2017.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended September 30, 2017, higher revenue levels as compared to the end of 2016 resulted in an increase in accounts receivable as reflected on the statement of cash flows.  Timeliness of payments and the level of the reserve were not significant factors to the change.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2017, the Company generated $15,416 internally from operations as compared to the $14,016 it generated during the first nine months of 2016 due primarily to lower income taxes paid and an increase in depreciation and amortization, a non-cash expense.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2017, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates of LIBOR plus 1.20% and LIBOR plus 1.25%.  The Company had $5,246 in outstanding borrowings under its lines of credit as of September 30, 2017.  The weighted average interest rate on line of credit borrowings as of September 30, 2017 was 2.44%.  In the second quarter of 2017, the Company renewed two of its committed lines of credit aggregating $24,000 and extended the maturity date to May 2019.  In addition, the Company renewed its $7,500 committed line of credit and extended the maturity to June 2018.  In the third quarter of 2017, the Company renewed its $10,000 committed line of credit and extended the maturity to September 2018.

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

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.8% as of September 30, 2017 and 43.4% as of December 31, 2016.  The Company began using its line of credit in 2017 which increased the debt to total capitalization ratio.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated and bonus depreciation and TPR deductions available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated and bonus depreciation or TPR deductions.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects an effective tax rate of 28% to 32% each year based on normal asset improvement estimates.  The effective tax rate will vary depending on the level of eligible assets improvements that are placed in service each period.  In the first three quarters of 2017, the Company has experienced an increased level of TPR deductions mainly due to increased replacement of company-owned lead service lines reducing the tax rate below the expected rate of 28%.  The Company expects this trend to continue until replacement of company-owned lead service lines is materially complete.  See Note 3 to the financial statements included herein for additional information regarding company-owned lead service line replacement.

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2017.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.2% as of September 30, 2017 and 56.6% as of December 31, 2016.  The ratio decreased during the nine months ended September 30, 2017 due to share repurchases and higher debt from increased capital expenditures.  Similar transactions, among other things, could further reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company determined that only 3% of the company-owned service lines in the system were lead.  The Company is required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company completed two rounds of compliance testing at the customer's tap in 2017 and the water samples did not exceed the action level either time.  As a result, the Company expects to reduce its monitoring from semi-annual to annual beginning in 2018.

The Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $2 for the three months ended September 30, 2017 and $13 for the nine months ended September 30, 2017.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company over the remaining three and a half years.

In addition, the Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,478 through September 30, 2017 and is included in utility plant.  Additional costs of approximately $1,082 are expected until the replacements are complete, and will be integrated into the Company's annual capital budgets.

Finally, the Company was granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the next three and a half years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the Company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $110 through September 30, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $79 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through September 30, 2017 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

Labor Relations

The current union contract expired on April 30, 2017.  Management and the union leadership have agreed to honor the expired contract and continue to work under its terms.  Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2017.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500. The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2019), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2019 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2018 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2018 and carries an interest rate of LIBOR plus 1.20%.  The Company had outstanding borrowings of $4,246 under its $13,000 line of credit and $1,000 under its $10,000 line of credit as of September 30, 2017.  The weighted average interest rate on line of credit borrowings as of September 30, 2017 was 2.44%.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 5 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 0.86% during the three months ended September 30, 2017 and 0.81% during the nine months ended September 30, 2017.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate. If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: November 2, 2017	Jeffrey R. Hines Principal Executive Officer

/s/Kathleen M. Miller
Date: November 2, 2017	Kathleen M. Miller Principal Financial and Accounting Officer