Form 10-K
period 2017-12-31
YORK WATER CO
filed 2018-03-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to____________

Commission file number 001-34245
THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA		23-1242500
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA		17401
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code (717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:	None (Title of Each Class)	The NASDAQ Global Select Market (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	COMMON STOCK, NO PAR VALUE (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ YES		☒NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES		☒NO
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
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2017 was $447,682,707.
As of March 6, 2018 there were 12,881,018 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2018 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of December 31, 2017, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.4 million gallons.  The Company's service territory had an estimated population of 198,000 as of December 31, 2017.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The Company has agreements with several municipalities to provide sewer billing and collection services.  The Company also has a service line protection program on a targeted basis in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  The Company continues to review and consider opportunities to expand both initiatives.

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

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company's impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company's dams.  The DEP most recently inspected the Company's dams in 2017 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP's recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management has met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to finalize its plans in 2018 and begin armoring one of the dams in 2019.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5.5 million.

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

Growth

During the five year period ended December 31, 2017, the Company continued to grow the number of customers and its distribution facilities.

The following table sets forth certain of the Company's summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Revenues:
Residential	$31,184	$30,142	$29,682	$29,079	$26,796
Commercial and industrial	13,729	13,760	13,822	13,267	12,299
Other	3,676	3,682	3,585	3,554	3,288
Total	$48,589	$47,584	$47,089	$45,900	$42,383

Average daily water consumption (gallons per day)	18,378,000	18,798,000	18,507,000	18,327,000	19,094,000

Miles of water mains at year-end	973	967	958	951	945

Miles of wastewater mains at year-end	19	8	8	8	3

Additional water distribution mains installed/acquired (ft.)	31,709	46,368	40,873	28,523	28,051

Wastewater collection mains acquired (ft.)	57,386	-	-	28,250	-

Number of customers at year-end	69,604	67,052	66,087	65,102	64,118

Population served at year-end	198,000	196,000	194,000	192,000	190,000

Executive Officers of the Registrant

The Company presently has 102 full time employees including the officers detailed in the information set forth under the caption "Executive Officers of the Company" of the 2018 Proxy Statement incorporated herein by reference.

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

Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers, which are subject to approval by the PPUC.  We file rate increase requests with the PPUC, from time to time, to recover our investments in utility plant and equipment and projected expenses.  Any rate increase or adjustment must first be justified through documented evidence and testimony.  The PPUC determines whether the investments and expenses are recoverable, the length of time over which such costs are recoverable, or, because of changes in circumstances, whether a remaining balance of deferred investments and expenses is no longer recoverable in rates charged to customers.  Once a rate increase application is filed with the PPUC, the ensuing administrative and hearing process may be lengthy and costly.  The timing of our rate increase requests are therefore dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of changes in income tax laws regarding tax-basis depreciation as it applies to our capital expenditures or qualifying repair tax deductible expenditures, and by the interpretation of the Tax Cuts and Jobs Act of 2017 by the PPUC.

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

The issue of climate change continues to receive attention worldwide.  Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and the resulting changes in demand for services.  The changes may result in lower revenue, the need for additional capital expenditures, or increased costs.  Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations.  Although any potential expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the PPUC would approve rate increases to enable us to recover such expenditures and costs.  We cannot assure you that our costs of complying with any climate change related measures will not harm our business, financial condition, or results of operations.

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

As described in "Management's Discussion and Analysis – Environmental Matters", during our triennial testing, completed in 2016, we determined that we exceeded the action level for lead in rules issued by the EPA.  The Company is operating under a consent order agreement with the DEP to address the test results, including replacing all known company-owned lead service lines in the next three years.  While we believe that our response has been appropriate, we may incur significant costs in responding to this incident and may not be able to recover such costs through rates or from insurers.

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

Our water system includes two impounding dams.  While we maintain active and robust dam maintenance and inspection programs, a failure of the dams could result in injuries and damage to residential and/or commercial property downstream for which we may be responsible, in whole or in part.  The failure of a dam could also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations.  We carry liability insurance on our dams, however, our limits may not be sufficient to cover all losses or liabilities incurred due to the failure of one of our dams.  The estimated costs to maintain and upgrade our dams are included in our capital budget.  Although such costs have previously been recoverable in rates, there is no guarantee that these costs will continue to be recoverable and in what magnitude they will be recoverable.

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

In December 2017, the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, was signed into law.  The 2017 Tax Act significantly changes how corporations are taxed.  Significant judgments are required to be made in interpreting the provisions of the 2017 Tax Act and estimates may be required to comply with the provisions of the 2017 Tax Act.  The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation.  As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

The holders of the $12,000,000 variable rate Pennsylvania Economic Development Financing Authority (PEDFA) Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds pursuant to the terms of the Indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank") dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The letter of credit expires June 30, 2019 and is reviewed annually for a potential extension of the expiration date.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  If the Bank is unable to meet its obligations, the Company would be required to buy any bonds which had been tendered.

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

The Company also owns three satellite water systems in Adams County, Pennsylvania.  The Carroll Valley Water System consists of two groundwater wells capable of providing a safe yield of approximately 100,000 gallons per day with a current average daily consumption of 16,000 gallons per day.  The Western Cumberland Water System consists of three groundwater wells capable of providing a safe yield of 144,000 gallons per day with a current average daily consumption of 19,000 gallons per day.  The Eastern Cumberland Water System (formerly The Meadows) consists of two groundwater wells capable of providing a safe yield of 122,000 gallons per day with a current average daily consumption of 28,000 gallons per day.

As of December 31, 2017, the Company's present average daily availability was 35.4 million gallons, and daily consumption was approximately 18.4 million gallons.

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

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River several miles south of Wrightsville, PA.  The pumping station is equipped with three Floway Vertical Turbine pumps rated at 6 million gallons per day each.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30 inch and 36 inch ductile iron main to the Company's upper impounding dam, located at Lake Redman.

In 2018, the new Lake Redman Pumping Station, located in York Township adjacent to Lake Redman, was put into service.  The pumping station is designed to provide a redundant source with the capacity to pump 20 million gallons per day of untreated water through a company-owned 36 inch force main approximately 3.5 miles to the filtration plant, meeting the Company's daily consumption needs.

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a rated capacity of 39.0 million gallons per day, or MGD, with a maximum supply of 42.0 MGD for short periods if necessary.  Based on an average daily consumption in 2017 of approximately 18.4 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

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

Distribution and Collection

The distribution system of the Company has approximately 973 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 31 booster stations and 33 standpipes and reservoirs capable of storing approximately 58.0 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The three wastewater collection systems of the Company have a combined approximate 95,000 feet of 6 inch and 8 inch gravity collection mains and 5,000 feet of 6 inch pressure force main along with three sewage pumping stations each rated at 80 gallons per minute.

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

Market for Common Stock and Dividends

The common stock of The York Water Company is traded on the NASDAQ Global Select Market (Symbol "YORW").  Quarterly price ranges and cash dividends per share for the last two years follow:

	2017			2016
	High	Low	Dividend*	High	Low	Dividend*
1st Quarter	$39.00	$33.10	$0.1602	$30.99	$23.79	$0.1555
2nd Quarter	39.86	31.70	0.1602	33.40	26.54	0.1555
3rd Quarter	36.77	31.90	0.1602	32.24	27.68	0.1555
4th Quarter	39.00	33.25	0.1666	39.85	28.61	0.1602

*Cash dividends per share reflect dividends declared at each dividend date.

Prices listed in the above table are sales prices as listed on the NASDAQ Global Select Market.  Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2017 numbered approximately 2,011.

Dividend Policy

Dividends on the Company's common stock are declared by the Board of Directors and are normally paid in January, April, July and October.  Dividends are paid based on shares outstanding as of the stated record date, which is ordinarily the last day of the calendar month immediately preceding the dividend payment.

The dividend paid on the Company's common stock on January 16, 2018 was the 588th consecutive dividend paid by the Company.  The Company has paid consecutive dividends for its entire history, since 1816.  The policy of the Company's Board of Directors is currently to pay cash dividends on a quarterly basis.  The dividend rate has been increased annually for twenty-one consecutive years.  The Company's Board of Directors declared dividend number 589 in the amount of $0.1666 per share at its January 2018 meeting.  The dividend is payable on April 16, 2018 to shareholders of record as of February 28, 2018.  Future cash dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2017.

Performance Graph

The following line graph presents the annual and cumulative total shareholder return for The York Water Company Common Stock over a five-year period from 2012 through 2017, based on the market price of the Common Stock and assuming reinvestment of dividends, compared with the cumulative total shareholder return of companies in the S&P 500 Index and a peer group made up of publicly traded water utilities, also assuming reinvestment of dividends.  The peer group companies include:  American States, American Water, Aqua America, Artesian Resources, California Water Service, Connecticut Water, Middlesex Water and San Jose Water.

	2012	2013	2014	2015	2016	2017
The York Water Company	100.00	122.52	139.56	153.90	240.54	217.44
S&P 500 Index - Total Returns	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	118.03	144.80	163.55	199.92	256.47

Item 6.	Selected Financial Data.

(All dollar amounts are stated in thousands of dollars.)

	Summary of Operations
For the Year	2017	2016	2015	2014	2013

Operating revenues	$48,589	$47,584	$47,089	$45,900	$42,383
Operating expenses	26,116	24,696	24,428	23,823	21,622
Operating income	22,473	22,888	22,661	22,077	20,761
Interest expense	4,484	5,037	4,976	4,996	5,267
Gain on sale of land	-	36	-	316	-
Other income (expenses), net	(472)	(632)	(456)	(1,036)	(28)
Income before income taxes	17,517	17,255	17,229	16,361	15,466
Income taxes	4,543	5,409	4,740	4,877	5,812
Net income	$12,974	$11,846	$12,489	$11,484	$9,654

Per Share of Common Stock
Book value	$9.28	$8.87	$8.51	$8.15	$7.98
Earnings per share:
Basic	1.01	0.92	0.97	0.89	0.75
Diluted	1.01	0.92	0.97	0.89	0.75
Weighted average number of shares outstanding during the year:
Basic	12,849,123	12,845,955	12,831,687	12,879,912	12,928,040
Diluted	12,849,171	12,845,973	12,831,687	12,879,912	12,928,040
Cash dividends declared per share	0.6472	0.6267	0.6040	0.5788	0.5580

Utility Plant
Original cost, net of acquisition adjustments	$362,533	$339,745	$325,691	$313,003	$298,670
Construction expenditures	24,602	13,158	13,844	14,139	9,852

Other
Total assets	$332,030	$320,494	$310,533	$300,708	$280,123
Long-term debt including current portion	90,142	84,653	84,562	82,312	82,741

For Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to Item 7 of this Annual Report.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the "Company") is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also operates three wastewater collection systems and two wastewater treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse effect on revenues.  Market conditions and the economy in general have been improving, albeit slowly.  While there was little organic growth in the customer base, the Company increased revenues in 2017 compared to 2016 as a result of the distribution system improvement charge, or DSIC, and the West York Borough wastewater acquisition.

The Company's business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2017, operating revenue was derived from the following sources and in the following percentages: residential, 64%; commercial and industrial, 28%; and other, 8% which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

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

The Company has entered into agreements with several municipalities to provide sewer billing and collection services.  The Company also has a service line protection program on a targeted basis.  The Company continues to review and consider opportunities to expand both initiatives to further diversify the business.

In addition to increasing revenue, the Company consistently focuses on minimizing costs without sacrificing water quality or customer service.  Paperless billing, expanding online services, negotiation of favorable electric, banking and other costs, as well as taking advantage of the 2017 Tax Act and the IRS tangible property regulations are examples of the Company's recent efforts to minimize costs.

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

The Company's performance in 2017 was strong under the above measures.  The collection of a distribution system improvement charge, or DSIC, and increases in the number of customers primarily as a result of acquisitions resulted in higher revenue and offset the higher operating expenses recorded in 2017. Other net expenses were lower in 2017, mainly due to an increased allowance for funds used during construction. The Company incurred lower income taxes mainly due to a higher volume of assets improvements eligible for the tax benefit under the IRS tangible property regulations, or TPR.  The overall effect was an increase in net income in 2017 over 2016 of 9.5% and a return on year end common equity of 10.9%, higher than the 2016 result of 10.4% and the five year historical average of 10.3%.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company's ratio averaged 24.3%.  In 2017, the ratio was higher than the average at 26.7% due primarily to lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2017 Compared with 2016

Net income for 2017 was $12,974, an increase of $1,128, or 9.5%, over net income of $11,846 for 2016.  The primary contributing factors to the increase in net income were higher operating revenues, lower income taxes, and an increased allowance for funds used during construction, which were partially offset by higher operating expenses.

Operating revenues for the year increased $1,005, or 2.1%, from $47,584 for 2016 to $48,589 for 2017.  The primary reasons for the increase were $899 of revenues from the DSIC and $626 from the recent West York Borough wastewater acquisition.  Growth in the water customer base also added to revenues. The average number of water customers served in 2017 increased as compared to 2016 by 1,061 customers, from 66,000 to 67,061 customers.  The average number of wastewater customers served in 2017 increased as compared to 2016 by 1,371 customers, from 641 to 2,012 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption. Total per capita consumption for 2017 was approximately 4.6% lower than 2016.  The Company expects revenues for 2018 to show a modest increase over 2017 due to the DSIC, and the continued increase in the number of water and wastewater customers from acquisitions and growth within the Company's service territory.  Other regulatory actions, including the impact of the 2017 Tax Act, and weather patterns could impact results.

Operating expenses for the year increased $1,420, or 5.7%, from $24,696 for 2016 to $26,116 for 2017.  The increase was primarily due to higher expenses of approximately $718 for West York Borough wastewater operating expenses and $347 for depreciation.  Also adding to the increase were $120 for health insurance, $109 for maintenance, $101 for decreased wages and benefits that were able to be capitalized, and $75 for wages.  Other expenses increased by a net of $55.  The increase was partially offset by approximately $57 for the absence of rate case expenses and $48 for lower shareholder expenses.  In 2018, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise and the full cost to operate the West York Borough wastewater collection system are incurred.  Overall, increases in operating expenses are expected to outpace growth in revenue in the short-term.

Interest on debt for the year increased $83, or 1.6%, from $5,265 for 2016 to $5,348 for 2017.  The increase was due to interest on line of credit borrowings and higher short-term interest rates on the variable rate debt.  The average debt outstanding under the lines of credit was $3,132 for 2017 and $0 for 2016.  The weighted average interest rate on the lines of credit was 1.76% for 2017.  Interest expense for 2018 is expected to be higher due to continued borrowings under lines of credit and increases in short-term interest rates.

Allowance for funds used during construction increased $636, from $228 in 2016 to $864 in 2017, due to a higher volume of eligible construction mainly related to the pumping station and force main project.  Allowance for funds used during construction for 2018 is expected to decrease due to the completion of the project.

A non-recurring gain on the sale of land of $36 was recorded in 2016 as a result of the sale of nonoperating property from a recent acquisition.  No additional land sales are anticipated at this time.

Other income (expenses), net for 2017 reflects decreased expenses of $160 as compared to 2016.  Higher earnings on life insurance policies of approximately $159 and lower retirement expenses of $146 were the primary reasons for the decrease.  Other expenses decreased by a net of $8.  The decreased expenses were partially offset by additional charitable contributions of $153.  For 2018, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2017 decreased $866, or 16.0%, compared to 2016 due primarily to a higher volume of asset improvements eligible for the tax benefit under the IRS TPR, including the replacement of company-owned lead service lines, partially offset by the effects of the 2017 Tax Act.  (See the Income Taxes, Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.)  The Company's effective tax rate was 25.9% for 2017 and 31.3% for 2016.  The Company's effective tax rate for 2018 will largely be determined by the combination of the full implementation of the 2017 Tax Act and the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR.  The 2017 Tax Act should lower the effective tax rate, although the Company is awaiting direction from the PPUC on how to handle the benefit from lowering the federal statutory corporate tax rate.  The Company expects the level of eligible asset improvements expensed for tax purposes to decrease in 2018 as a significant portion of the company-owned lead service lines have already been replaced.

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

Rate Matters

See Note 8 to the Company's financial statements included herein for a discussion of its rate matters.

Effective January 1, 2018 the Company's tariff included a DSIC on revenues of 4.51%.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  Earnings in excess of the regulatory benchmark delayed the collection of a DSIC until June 2017, when the Company began recognizing DSIC for bills rendered after July 1, 2017 that included June consumption.  The benefit of the IRS TPR may also lengthen the amount of time between rate increase requests.  When the Company does file for its next rate increase, which it expects to do in 2018, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, as well as the lower income taxes that will result from the 2017 Tax Act, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.

Acquisitions and Growth

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

Capital Expenditures

During 2017, the Company invested $24,602 in construction expenditures for routine items and an additional untreated water pumping station and force main, as well as various replacements of infrastructure including company-owned lead service lines as discussed in Note 10 to the financial statements included herein.  The Company replaced or relined approximately 42,500 feet of main in 2017.  In addition, the Company invested $472 in the acquisition of water and wastewater systems during 2017.  The Company was able to fund construction expenditures and acquisitions using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans, and customer advances and contributions from developers, municipalities, customers or builders.  See Notes 1, 4 and 5 to the Company's financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2018 and 2019 of approximately $22,564 and $19,755, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2018 and 2019 expenditures will be for additional main extensions, spillway improvements and the armoring of one of the dams, replacing a water storage tank, expansion of a wastewater treatment plant, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2018 and 2019 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company's financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2018 and 2019.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2018 and 2019, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand in 2017 primarily as a result of higher capital expenditures and repurchase of common stock, incurring a cash overdraft on its cash management account of $769 as of December 31, 2017.  In addition, the Company borrowed $6,389 under its lines of credit in 2017.  The cash management facility and the other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2017, the accounts receivable balance increased due to an increase in revenue from increased customer counts and the DSIC and a slight decrease in percentage of prior months billings paid by customers in December 2017 as compared to December 2016.  Prior to December, the Company experienced an improvement in the timeliness of payments by its customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations, customers' water usage, weather conditions, customer growth and controlled expenses.  In 2017, the Company generated $20,110 internally as compared to $19,365 in 2016 and $20,710 in 2015.  The increase from 2016 was primarily due to lower income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2017, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.25%.  The Company had $6,389 in outstanding borrowings under its lines of credit as of December 31, 2017.  The weighted average interest rate on line of credit borrowings as of December 31, 2017 was 2.65%.  The Company plans to renew a $7,500 line of credit that expires in June 2018 and a $10,000 line of credit that expires in September 2018 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2018.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's financial statements included herein for additional information regarding these restrictions.

The Pennsylvania Economic Development Financing Authority Series 2014 bonds contain special redemption provisions. Under these provisions, representatives of deceased beneficial owners have the right to request redemption prior to the stated maturity of all or part of their holding in the bonds.  The Company is not obligated to redeem any individual holding exceeding $25, or aggregate holdings exceeding $300 in any annual period. In 2017, no bonds were retired under these provisions.  In 2016, the Company retired $10 of the bonds under these provisions.  Currently, no additional bonds that meet the special provisions have been tendered for redemption.

The York County Industrial Development Authority Series 2006 bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after October 1, 2016.  The Company may refinance these bonds prior to maturity in 2036 to take advantage of lower interest rates.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.7% as of December 31, 2017, compared with 43.4% as of December 31, 2016.  The Company began using its lines of credit in 2017 due primarily to increased capital expenditures which increased the debt to total capitalization ratio.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 4 to the Company's financial statements included herein for the details of its long-term debt outstanding as of December 31, 2017.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
The Company has a substantial deferred income tax asset primarily due to the excess accumulated deferred income taxes on accelerated depreciation from the 2017 Tax Act detailed below and the differences between the book and tax balances of the pension and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated and bonus depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  In 2017, the recent increase was offset by the remeasurement of the deferred income tax liabilities upon enactment of the 2017 Tax Act detailed below.  The Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated depreciation or TPR, but at a more modest rate due to the elimination of bonus depreciation on qualified water and wastewater property.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company's deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the "catch-up deduction") and each year going forward (the "ongoing deduction"). As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  The Company will seek approval from the PPUC in its next rate filing to amortize the catch-up deduction, recorded as a regulatory liability.

As a result of the ongoing deduction, the net income tax benefits of $1,796, $962 and $1,438 for the years ended December 31, 2017, 2016 and 2015, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future.

The Company's effective tax rate will largely be determined by the combination of the full implementation of the 2017 Tax Act and the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR.

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2017.  See Note 3 to the Company's financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.3% as of December 31, 2017, compared with 56.6% as of December 31, 2016.  The ratio decreased in 2017 due to share repurchases and higher debt primarily from increased capital expenditures.  Similar transactions, among other things, could reduce this percentage in the future.  It is the Company's intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On April 21, 2017, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2018, the Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Environmental Matters

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company determined that only 3% of the company-owned service lines in the system were lead.  The Company is required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company completed two rounds of compliance testing at the customer's tap in 2017 and the water samples did not exceed the action level either time.  As a result, the Company will reduce its monitoring from semi-annual to annual beginning in 2018.

The Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $16 and $9 for the years ended December 31, 2017 and 2016, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company over the remaining three years.

In addition, the Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,390 and $75 for the years ended December 31, 2017 and 2016, respectively, and is included in utility plant.  Additional costs of approximately $535 are expected until the replacements are complete, and will be integrated into the Company's annual capital budgets.

Finally, the Company was granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the remaining three years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $191 through December 31, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $75 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through December 31, 2017 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

Dividends

During 2017, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 64.1% and 40.9%, respectively.  During 2016, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 68.0% and 41.1%, respectively.  During the fourth quarter of 2017, the Board of Directors increased the dividend by 4.0% from $0.1602 per share to $0.1666 per share per quarter.

The Company's Board of Directors declared a dividend in the amount of $0.1666 per share at its January 2018 meeting.  The dividend is payable on April 16, 2018 to shareholders of record as of February 28, 2018.  While the Company expects to maintain this dividend amount in 2018, future dividends will be dependent upon the Company's earnings, financial condition, capital demands and other factors and will be determined by the Company's Board of Directors.  See Note 4 to the Company's financial statements included herein for restrictions on dividend payments.

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

Contractual Obligations

The following summarizes the Company's contractual obligations by period as of December 31, 2017:

	Payments due by period
	Total	Less than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Long-term debt obligations (a)	$92,833	$44	$34,919	$7,500	$50,370

Interest on long-term debt (b)	54,776	4,719	7,184	5,924	36,949

Short-term Lines of Credit (c)	1,000	1,000	-	-	-

Purchase obligations (d)	1,380	1,380	-	-	-

Defined benefit obligations (e)	2,300	2,300	-	-	-

Deferred employee benefits (f)	5,481	227	458	648	4,148

Other deferred credits (g)	2,532	257	450	437	1,388
Total	$160,302	$9,927	$43,011	$14,509	$92,855

(a)
Represents debt maturities including current maturities.  Included in the table is a potential payment of $12,000 in Year 2 on the variable rate bonds which would only be due if the bonds were unable to be remarketed.  There is currently no such indication of this happening.  If the bonds are successfully remarketed, they will be due in 2029.

(b)
Excludes interest on the $12,000 variable rate debt as these payments cannot be reasonably estimated.  The interest rate on this issue is reset weekly by the remarketing agent based on then current market conditions.  The interest rate as of December 31, 2017 was 1.78%.  Also excludes interest on the committed line of credit due to the variability of both the outstanding amount and the interest rate.  The interest rate as of December 31, 2017 was 2.63%.

(c)	Represents obligations under the Company's short-term lines of credit.
(d)	Represents an approximation of open purchase orders at year end.
(e)
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

(f)	Represents the obligations under the Company's Supplemental Retirement and Deferred Compensation Plans for executives and management.
(g)	Represents the estimated settlement payments to be made under the Company's interest rate swap contract.

In addition to these obligations, the Company makes refunds on Customers' Advances for Construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  The refund amounts are not included in the above table because the timing cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2028 and amounts not paid by the contract expiration dates become non-refundable and are transferred to Contributions in Aid of Construction.

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

The Company will comply with Accounting Standards Update No. 2014-09 beginning January 1, 2018.  See Note 1 to the Company's financial statements included herein for details on the adoption of this standard.

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company's pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2016 and 2017.

The Company adopted a new mortality table in 2014, the RP-2014, using the white collar table for the administrative and general plan and the blue collar table for the union plan.  Using the new mortality table increased the life expectancy of pension plan participants, resulting in a significant increase to the pension benefit obligation, and ultimately, a decline in the Company's funded status of the plans.  In 2015, the Social Security Administration released new underlying data creating an Adjusted RP-2014 mortality table.  A new mortality improvement scale was released in 2015, the MP-2015, again in 2016, the MP-2016, and again in 2017, the MP-2017.  The Company adopted each of the improvement scales in the years they were released.  These changes partially offset the increase in the pension benefit obligation realized in 2014.

The Company selected its December 31, 2017 and 2016 discount rates based on the Citigroup Pension Liability Index.  This index uses the Citigroup spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company's future pension obligations were determined using a discount rate of 3.50% at December 31, 2017 and 4.00% at December 31, 2016.

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

The Company's estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 6.75% as its expected rate of return in 2016 and 2017.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company's expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Income Taxes
The Company estimates the amount of income tax payable or refundable for the current year and the deferred income tax liabilities and assets that results from estimating temporary differences resulting from the treatment of certain items, such as depreciation, for tax and financial statement reporting.  Generally, these differences result in the recognition of a deferred tax asset or liability on the balance sheet and require the Company to make judgments regarding the probability of the ultimate tax impact of the various transactions entered into.  Based on these judgments, it may require tax reserves or valuation allowances on deferred tax assets to reflect the expected realization of future tax benefits.  The Company believes its determination of what qualifies as a repair expense tax deduction versus a capital cost as it relates to the IRS TPR ongoing and catch-up deductions is consistent with the regulations.  The Company also believes it has appropriately applied the provisions of the 2017 Tax Act including properly applying the accounting standards related to the 2017 Tax Act such as remeasuring its deferred tax assets and liabilities to the newly enacted federal statutory corporate tax rate.  Actual income taxes could vary from these estimates and changes in these estimates could increase income tax expense in the period that these changes in estimates occur.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  As of February 2018, the Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2019), and carries an interest rate of LIBOR plus 1.20%.  The Company had $5,389 outstanding under this line of credit as of December 31, 2017.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2019 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2018 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2018 and carries an interest rate of LIBOR plus 1.20%.  The Company had $1,000 outstanding under this line of credit as of December 31, 2017.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as discussed in Note 4 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

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

	Expected Maturity Date
Liabilities	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

Long-term debt:
Fixed Rate	$44	$11,030	$6,500	$0	$7,500	$50,370	$75,444	$91,000
Average interest rate	1.00%	9.89%	10.05%	0%	8.43%	4.65%	6.26%

Variable Rate	-	$17,389	-	-	-	-	$17,389	$17,000
Interest rate	2.04%	2.04%	-	-	-	-	2.04%

	Expected Maturity Date
Interest Rate Derivatives	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value

Interest Rate Swap – Notional Value $12,000								$2,196
Variable to Fixed *	$257	$227	$223	$219	$218	$1,388	$2,532
Average pay rate	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%
Average receive rate	1.03%	1.26%	1.30%	1.33%	1.34%	1.47%	1.38%

*Represents undiscounted net payments.

The variable rate portion of the liabilities section of the table includes the $12,000 variable rate loan potentially due in 2019, as the underlying bonds could be tendered at any time.  If all of the bonds were tendered and could not be remarketed, the earliest that the Company would have to buy them back would be fourteen months from the date of notification.  As of the date of this report, there had been no such notification.  If the bonds are able to be remarketed as intended for the term of the bonds, the loan will be due in October 2029.  Interest on the $12,000 variable rate loan is included at an assumed rate of 1.78%, which represents the rate paid to bondholders for the PEDFA Series A issue at December 31, 2017.  The variable rate portion of the liabilities section also includes $5,389 of outstanding borrowings under the Company's committed line of credit due in 2019.  This line of credit is reviewed annually and could be extended for another year.  The interest rate is variable but is included in the table at 2.63%, which is its December 31, 2017 rate.  These rates are used for 2018 and 2019, but may not be indicative of the actual rates.

Other than the interest rate swap, the Company has no other derivative instruments used for any purpose, no additional financial instruments with significant credit risk, and no material exposure to currency or commodity risk.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The York Water Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2017 and 2016, the related statements of income, common stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/Baker Tilly Virchow Krause, LLP
York, Pennsylvania
We have served as the Company's auditor since 2003.
March 6, 2018

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2017	Dec. 31, 2016

ASSETS
UTILITY PLANT, at original cost	$365,767	$343,412
Plant acquisition adjustments	(3,234)	(3,667)
Accumulated depreciation	(73,746)	(68,838)
Net utility plant	288,787	270,907

OTHER PHYSICAL PROPERTY, net of accumulated depreciation
of $387 in 2017 and $353 in 2016	737	745

CURRENT ASSETS:
Cash and cash equivalents	2	4,209
Accounts receivable, net of reserves of $305 in 2017 and $305 in 2016	4,547	4,296
Unbilled revenues	2,459	2,429
Recoverable income taxes	-	282
Materials and supplies inventories, at cost	906	746
Prepaid expenses	697	658
Total current assets	8,611	12,620

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	30,331	33,027
Other assets	3,309	2,940
Total other long-term assets	33,895	36,222

Total Assets	$332,030	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2017	Dec. 31, 2016

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, shares issued 12,872,742 in 2017 and 12,852,295 in 2016, shares outstanding 12,872,742 in 2017 and 12,852,295 in 2016	$79,201	$78,513
Retained earnings	40,204	35,548
Total common stockholders' equity	119,405	114,061

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	90,098	84,609

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	1,000	-
Current portion of long-term debt	44	44
Accounts payable	3,136	3,669
Dividends payable	1,892	1,803
Accrued compensation and benefits	1,134	1,233
Accrued income taxes	531	-
Accrued interest	989	921
Other accrued expenses	419	514
Total current liabilities	9,145	8,184

DEFERRED CREDITS:
Customers' advances for construction	6,324	7,102
Deferred income taxes	34,754	54,169
Deferred employee benefits	7,075	8,990
Deferred regulatory liabilities	24,372	4,433
Other deferred credits	2,196	2,292
Total deferred credits	74,721	76,986

Contributions in aid of construction	38,661	36,654

Total Stockholders' Equity and Liabilities	$332,030	$320,494

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

OPERATING REVENUES:
Residential	$31,184	$30,142	$29,682
Commercial and industrial	13,729	13,760	13,822
Other	3,676	3,682	3,585
	48,589	47,584	47,089

OPERATING EXPENSES:
Operation and maintenance	8,891	8,031	8,066
Administrative and general	9,323	9,129	9,082
Depreciation and amortization	6,769	6,422	6,151
Taxes other than income taxes	1,133	1,114	1,129
	26,116	24,696	24,428

Operating income	22,473	22,888	22,661

OTHER INCOME (EXPENSES):
Interest on debt	(5,348)	(5,265)	(5,182)
Allowance for funds used during construction	864	228	206
Gain on sale of land	-	36	-
Other income (expenses), net	(472)	(632)	(456)
	(4,956)	(5,633)	(5,432)

Income before income taxes	17,517	17,255	17,229

Income taxes	4,543	5,409	4,740

Net Income	$12,974	$11,846	$12,489

Basic Earnings Per Share	$1.01	$0.92	$0.97

Diluted Earnings Per Share	$1.01	$0.92	$0.97

Cash Dividends Declared Per Share	$0.6472	$0.6267	$0.6040

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2014	12,830,521	$77,556	$27,007	$104,563
Net income	-	-	12,489	12,489
Dividends	-	-	(7,743)	(7,743)
Retirement of common stock	(121,012)	(2,546)	-	(2,546)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	102,868	2,307	-	2,307
Balance, December 31, 2015	12,812,377	77,317	31,753	109,070
Net income	-	-	11,846	11,846
Dividends	-	-	(8,051)	(8,051)
Retirement of common stock	(46,771)	(1,339)	-	(1,339)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	85,458	2,513	-	2,513
Stock-based compensation	1,231	22	-	22
Balance, December 31, 2016	12,852,295	78,513	35,548	114,061
Net income	-	-	12,974	12,974
Dividends	-	-	(8,318)	(8,318)
Retirement of common stock	(37,229)	(1,263)	-	(1,263)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	56,171	1,905	-	1,905
Stock-based compensation	1,505	46	-	46
Balance, December 31, 2017	12,872,742	$79,201	$40,204	$119,405

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY
Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,974	$11,846	$12,489
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	-	(36)	-
Depreciation and amortization	6,769	6,422	6,151
Stock-based compensation	46	22	-
Increase in deferred income taxes	2,484	1,646	2,270
Other	54	331	317
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(572)	(867)	(73)
(Increase) decrease in recoverable income taxes	282	767	(92)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(507)	(3,098)	(3,310)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	(2,018)	2,387	3,009
Increase (decrease) in accrued interest and taxes	599	(55)	(51)
Net cash provided by operating activities	20,111	19,365	20,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $483 in 2017, $127 in 2016 and $115 in 2015	(24,602)	(13,158)	(13,844)
Acquisitions of water and wastewater systems	(472)	(50)	(352)
Proceeds from sale of land	-	40	-
Decrease in notes receivable	-	-	11
Cash received from surrender of life insurance policies	-	642	-
Net cash used in investing activities	(25,074)	(12,526)	(14,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,642	1,769	1,117
Repayments of customer advances	(413)	(443)	(447)
Proceeds of long-term debt issues	22,878	-	14,301
Debt issuance costs	-	-	(298)
Repayments of long-term debt	(17,533)	(53)	(11,886)
Borrowings under short-term line of credit agreements	1,000	-	-
Changes in cash overdraft position	769	-	-
Repurchase of common stock	(1,263)	(1,339)	(2,546)
Issuance of common stock	1,905	2,513	2,307
Dividends paid	(8,229)	(7,956)	(7,682)
Net cash provised by (used in) financing activities	756	(5,509)	(5,134)

Net change in cash and cash equivalents	(4,207)	1,330	1,391
Cash and cash equivalents at beginning of period	4,209	2,879	1,488
Cash and cash equivalents at end of period	$2	$4,209	$2,879

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,652	$5,051	$4,985
Income taxes	758	2,509	2,155

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,498 in 2017, $2,766 in 2016 and $720 in 2015 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.	Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also operates three wastewater collection and treatment systems.  The Company operates within its franchised territory located in York and Adams Counties, Pennsylvania, and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2017 and 2016, utility plant includes a net credit acquisition adjustment of $3,234 and $3,667, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $58 in each of the three years in the period ended December 31, 2017.

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

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2017	2016	of remaining lives
Mains and accessories	$182,927	$176,068	10 – 83 years
Services, meters and hydrants	71,183	68,510	19 – 54 years
Operations structures, reservoirs and water tanks	53,610	46,494	11 – 37 years
Pumping and treatment equipment	29,814	29,459	2 – 33 years
Office, transportation and operating equipment	12,787	12,360	3 – 20 years
Land and other non-depreciable assets	3,196	3,172	-
Utility plant in service	353,517	336,063
Construction work in progress	12,250	7,349	-
Total Utility Plant	$365,767	$343,412

The effective rate of depreciation was 2.26% in 2017, 2.25% in 2016, and 2.24% in 2015 on average utility plant, net of customers' advances and contributions. Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining
	2017	2016	Recovery Periods
Assets
Income taxes	$18,564	$20,609	Various
Postretirement benefits	5,382	7,471	5 – 10 years
Unrealized swap losses	2,172	2,264	1 – 12 years
Utility plant retirement costs	3,994	2,679	5 years
Customer-owned lead service line replacements	191	-	Not yet known
Service life study expenses	23	4	5 years
Rate case filing expenses	5	-	Not yet known
	$30,331	$33,027
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$14,348	$-	Not yet known
Income taxes	6,260	753	1 – 50 years
IRS TPR catch-up deduction	3,887	3,887	Not yet known
	$24,495	$4,640

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

Postretirement benefits include the difference between contributions and deferred pension expense and the underfunded status of the pension plans.  The underfunded status represents the difference between the projected benefit obligation and the fair market value of the assets.  This asset is expected to be recovered in future years as additional contributions are made or markets continue to generate positive returns.  The recovery period is dependent on contributions made to the plans, plan asset performance and the discount rate used to value the obligations.  The period is estimated at between 5 and 10 years.

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 12 years.

Utility plant retirement costs represents costs already incurred for the removal of assets, which are expected to be recovered over a five-year period in rates, through depreciation expense.

The Company was granted approval by the PPUC to modify its tariff to replace lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the remaining three years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost and record the costs as a regulatory asset to be recovered in future base rates to customers.  The recovery period will be determined when the next rate case is filed, but will be over a reasonable period of at least four but not more than six years.

Service life study expenses are deferred and amortized over their remaining life of five years.  Rate case filing expenses are deferred and amortized over their remaining life which will be determined when the next rate case is filed.

Under normalization rules applicable to public utility property included in the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation from lowering of the enacted federal statutory corporate tax rate is recorded as a regulatory liability.  The benefit will be given back to customers in rates over the remaining regulatory life of the property determined when the next rate case is filed.

The regulatory liability for income taxes includes deferred taxes related to excess accumulated deferred income taxes on accelerated depreciation, other postretirement benefits, and bad debts, as well as deferred investment tax credits.  These liabilities will be given back to customers in rates, as tax deductions occur over the next 1 to 50 years.

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits realized on the Company's 2014 income tax return for qualifying capital expenditures made prior to 2014.  The Company will seek approval from the PPUC in its next rate filing to amortize the catch-up deduction.

Regulatory liabilities are part of other accrued expenses and deferred regulatory liabilities on the balance sheets.

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

Customers' Advances for Construction
Customer advances are cash payments from developers, municipalities, customers or builders for construction of utility plant, and are refundable upon completion of construction, as operating revenues are earned.  If the Company loans funds for construction to the customer, the refund amount is credited to the note receivable rather than paid out in cash.  After all refunds to which the customer is entitled are made, any remaining balance is transferred to contributions in aid of construction.  Pursuant to the 2017 Tax Act, effective December 22, 2017, customer advances are taxable income to the Company and additional funds are collected from customers to cover the taxes. These funds are recorded as a liability within Customer Advances for Construction and are amortized as deferred income over the tax life of the underlying assets.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $301 in 2017, $345 in 2016, and $366 in 2015.  The overall swap result was a loss of $209 in 2017, $128 in 2016, and $285 in 2015.  During the twelve months ending December 31, 2018, the Company expects to reclassify $252 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2017 and 2016, deferred investment tax credits amounted to $618 and $657, respectively.

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

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company's deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2017 and 2016.  The Company applied a blended rate in 2015 due to its partial use of tax-exempt financing for 2015 construction projects.  The tax-exempt borrowing rates of 4.00% - 4.50% were applied to those expenditures so financed, whereas the approved 10.04% rate was applied to the remainder of 2015 expenditures.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

Reclassifications
Certain 2016 balance sheet amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no effect on net income, the statement of common stockholders' equity, or the statement of cash flow category reporting.

Impact of Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This ASU clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification.  The guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company will adopt the standard effective January 1, 2018. The adoption will not have a material impact on its financial position, results of operations and cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.  This ASU requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period.  The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations.  In addition, only the service cost component may be eligible for capitalization where applicable.  The Company will adopt the standard effective January 1, 2018. The adoption will not have a material impact on its financial position, results of operations and cash flows, but will result in a presentation change on the statements of income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments.  This ASU clarifies how certain cash receipts and payments should be presented in the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company will adopt the standard effective January 1, 2018. The adoption will not have a material impact on its financial position, results of operations and cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption is permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company will adopt the standard effective January 1, 2018 using the modified retrospective transition method.  The Company completed its assessment of the standard and determined adoption will not have a material impact on its financial position, results of operations and cash flows.  Under ASU 2014-09, revenue is recognized as control transfers to the customer.  As such, revenue for the Company's water and wastewater contracts, which is a significant percentage of the Company's revenue, are generally from a single performance obligation that will be recognized consistent with the revenue recognition model the Company currently uses for its contracts.  The Company will comply with the new disclosure requirements included in ASU 2014-09 which will have a significant impact on disclosures upon adoption.

2.	Acquisitions

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

On March 10, 2016, the Company completed the acquisition of the water assets of Crestview Mobile Home Park in York County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on March 15, 2016.  The acquisition resulted in the addition of approximately 120 new water customers with purchase price and acquisition costs of approximately $47,  which is more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $19 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  These customers were previously served by the Company through a single customer connection to the park.

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

On January 6, 2017, the Company completed the acquisition of the water assets of Stockham's Village Mobile Home Park in Adams County, Pennsylvania.  The Company began operating the existing system through an interconnection with its current distribution system on January 9, 2017.  The acquisition resulted in the addition of approximately 80 new water customers with purchase price and acquisition costs of approximately $24,which is more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $17 and will seek approval from the PPUC, to amortize the acquisition adjustment over the remaining life of the acquired assets.

On February 23, 2017, the Company completed the acquisition of the wastewater collection assets of West York Borough in York County, Pennsylvania.  The Company began operating the existing collection facilities on February 27, 2017.  The acquisition resulted in the addition of approximately 1,700 wastewater customers, representing more than 2,200 units, with purchase price and acquisition costs of approximately $448, which is more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of approximately $358 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.

3.	Income Taxes

The provisions for income taxes consist of:

	2017	2016	2015
Federal current	$1,213	$2,681	$1,873
State current	846	1,082	597
Federal deferred	2,514	1,683	2,131
State deferred	9	2	177
Federal investment tax credit, net of current utilization	(39)	(39)	(38)
Total income taxes	$4,543	$5,409	$4,740

A reconciliation of the statutory Federal tax provision (34%) to the total provision follows:

	2017	2016	2015
Statutory Federal tax provision	$5,956	$5,867	$5,858
State income taxes, net of Federal benefit	563	715	511
IRS TPR ongoing deduction	(1,796)	(962)	(1,438)
Tax-exempt interest	(33)	(34)	(37)
Amortization of investment tax credit	(39)	(39)	(38)
Cash value of life insurance	(9)	44	71
Domestic production deduction	(177)	(194)	(190)
Change in enacted federal tax rate	134	-	-
Other, net	(56)	12	3
Total income taxes	$4,543	$5,409	$4,740

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the "catch-up deduction") and for each year going forward (the "ongoing deduction").  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  The Company will seek approval from the PPUC in its next rate filing to amortize the catch-up deduction recorded as a regulatory liability.  As a result of the ongoing deduction, the net income tax benefits of $1,796, $962 and $1,438 for the years ended December 31, 2017, 2016 and 2015, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company's deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are summarized in the following table:

	2017	2016
Deferred tax assets:
Reserve for doubtful accounts	$88	$124
Compensated absences	147	212
Deferred compensation	1,150	1,581
Excess accumulated deferred income taxes on accelerated depreciation	4,145	-
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	1,736	124
Pensions	924	2,146
Other costs deducted for book, not for tax	42	57
Total deferred tax assets	8,232	4,244

Deferred tax liabilities:
Accelerated depreciation	27,785	38,063
Basis differences from IRS TPR	7,579	8,339
Investment tax credit	439	390
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	5,291	8,183
Tax effect of pension regulatory asset	1,555	3,033
Other costs deducted for tax, not for book	337	405
Total deferred tax liabilities	42,986	58,413

Net deferred tax liability	$34,754	$54,169

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

No valuation allowance was required for deferred tax assets as of December 31, 2017 and 2016.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences..

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2014 through 2016 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2017, but has not taken any new position in its 2017 income tax provision.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  There were no interest or penalties for the years ended December 31, 2017, 2016, and 2015.

4.	Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2017 and 2016 is summarized in the following table:

	2017	2016

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	74	118
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Committed Line of Credit, due 2019	5,389	—
Total long-term debt	92,833	87,488
Less discount on issuance of long-term debt	(215)	(226)
Less unamortized debt issuance costs	(2,476)	(2,609)
Less current maturities	(44)	(44)
Long-term portion	$90,098	$84,609

Payments due by year as of December 31, 2017:

2018	2019	2020	2021	2022
$44	$28,419	$6,500	$-	$7,500

Payments due in 2019 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2019 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed.  There is currently no such indication of this happening.

Fixed Rate Long-Term Debt
The Pennsylvania Economic Development Financing Authority, or PEDFA, Series 2014 Bonds contain both optional and special redemption provisions.  Under the optional provisions, the Company can redeem all or a portion of the bonds on or after May 1, 2019.  Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds beginning on or after May 1, 2014.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  In 2017, no bonds were retired under these provisions.  In 2016, the Company retired $10 of the bonds under these provisions. In 2015, no bonds were retired under these provisions  Currently, no additional bonds that meet the special provisions have been tendered for redemption.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.88% in 2017, 0.47%  in 2016, and 0.06% in 2015.  As of December 31, 2017 and 2016, the interest rate was 1.78% and 0.80%, respectively.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  On April 21, 2017 Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company's interest rate swap was in a liability position as of December 31, 2017.  If a violation was triggered on December 31, 2017, the Company would have been required to pay the counterparty approximately $2,239.

The Company's interest rate swap agreement provides that it pay the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 2.50% in 2017, 2.86% in 2016 and 3.06% in 2015.

As of December 31, 2017, there was a spread of 91 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 4.07% (including variable interest and swap payments).  As of December 31, 2016, there was a spread of 39 basis points which equated to an overall effective rate of 3.55% (including variable interest and swap payments).

Line of Credit Borrowings
As of December 31, 2017, the Company maintained unsecured lines of credit aggregating $41,500 with four banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2019), and carries an interest rate of LIBOR plus 1.20%. The Company had 5,389 outstanding under this line of credit as of December 31, 2017.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2019 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2018 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2018 and carries an interest rate of LIBOR plus 1.20%. The Company had $1,000 outstanding under this line of credit as of December 31, 2017.  Average borrowings outstanding under the lines of credit were $3,132 in 2017. The average cost of borrowings under the lines of credit during 2017 was 1.76%. The weighted average interest rate on the line of credit borrowings as of December 31, 2017 was 2.65%.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company's acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2017, none of the earnings retained in the business are restricted under these provisions.  The Company's Pennvest Loan is secured by $800 of receivables.  Other than this loan, the Company's debt is unsecured.

The Company's lines of credit require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2017, the Company was in compliance with these covenants.

5.	Common Stock and Earnings Per Share

Net income of $12,974, $11,846 and $12,489 for the years ended December 31, 2017, 2016 and 2015 respectively, is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted net income per share:

	2017	2016	2015
Weighted average common shares, basic	12,849,123	12,845,955	12,831,687
Effect of dilutive securities:
Employee stock-based compensation	48	18	-
Weighted average common shares, diluted	12,849,171	12,845,973	12,831,687

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2017, 2016 and 2015 were 4,770, 5,115 and 7,417, respectively.  As of December 31, 2017, 70,826 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan ("the Plan"), which is available to both current shareholders and the general public.  On October 3, 2016, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to authorize an additional 331,000 shares and rollover the unissued 170,240 shares authorized under the 2013 Form S-3, for issuance under the new Prospectus for the Plan.  In addition to providing more shares for the Plan, the new Prospectus identified a change in the Company's stock transfer agent.  Under the optional dividend reinvestment portion of the Plan, holders of the Company's common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases were made weekly at 100% of the stock's fair market value through October 19, 2016.  Beginning in November 2016, purchases are made monthly at 100% of the stock's fair market value, as defined in the new Prospectus.  Other provisions of the Plan were left substantially unchanged.  The Registration Statement was declared effective by the SEC on November 16, 2016.  Shares issued during 2017, 2016 and 2015 under both Prospectuses were 51,401, 80,343 and 95,451, respectively.  As of December 31, 2017, 441,238 authorized shares remain unissued under the plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During 2017, 2016 and 2015, the Company repurchased and retired 37,229, 46,771 and 121,012 shares, respectively.  As of December 31, 2017, 618,004 shares remain available for repurchase.

6.	Stock Based Compensation

On May 2, 2016, the Company's stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors and key employees. The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP is administered by the Compensation Committee of the Board, or the full Board, provided that the full Board administers the LTIP as it relates to awards to non-employee directors of the Company.  The Company filed a registration statement with the SEC on May 11, 2016 covering the offering of stock under the LTIP.  The LTIP was effective on July 1, 2016.

On November 21, 2016, the Board awarded stock to non-employee directors effective November 28, 2016.  This stock award vested immediately.  On the same date, the Compensation Committee awarded restricted stock to officers and key employees effective November 28, 2016.  This restricted stock award vests ratably over three years beginning November 28, 2016.

On April 26, 2017, the Board awarded stock to non-employee directors effective May 1, 2017.  This stock award vested immediately.  On April 26, 2017, the Compensation Committee awarded restricted stock to officers and key employees effective May 1, 2017.  This restricted stock award vests ratably over three years beginning May 1, 2017. In addition, the Board of Directors accelerated the vesting period for restricted stock granted in 2016 to two retiring officers from three years to their 2017 retirement dates, both of which have been fully recognized as of December 31, 2017.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2016 and 2017.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2016	-	-
Granted	1,231	$37.20
Vested	(571)	$37.20
Forfeited	-	-
Nonvested at end of the year 2016	660	$37.20
Granted	1,505	$38.00
Vested	(1,038)	$37.75
Forfeited	-	-
Nonvested at end of the year 2017	1,127	$37.76

For the years ended December 31, 2017 and 2016, the statement of income includes $46 and $22 of stock based compensation and related recognized tax benefits of $18 and $9, respectively.  The total fair value of the shares vested in the years ended December 31, 2017 and 2016 was $39 and $21, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $35 at December 31, 2017 which will be recognized over the remaining three year vesting period.

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

The following table sets forth the plans' funded status as of December 31, 2017 and 2016.  The measurement of assets and obligations of the plans is as of December 31, 2017 and 2016.

Obligations and Funded Status At December 31	2017	2016

Change in Benefit Obligation
Pension benefit obligation beginning of year	$40,754	$39,469
Service cost	1,080	1,018
Interest cost	1,592	1,599
Actuarial (gain) loss	2,645	(43)
Benefit payments	(1,435)	(1,289)
Pension benefit obligation end of year	44,636	40,754

Change in Plan Assets
Fair value of plan assets beginning of year	35,467	31,835
Actual return on plan assets	5,107	2,621
Employer contributions	2,300	2,300
Benefits paid	(1,435)	(1,289)
Fair value of plan assets end of year	41,439	35,467

Funded Status of Plans at End of Year	$(3,197)	$(5,287)

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

In 2017, the plans recognized a significant actuarial loss. The Company adopted the new mortality improvement scale (MP-2017) and recognized a 50 basis point decrease in the discount rate.  In 2016, the plans recognized a small actuarial gain.  The Company adopted the new mortality improvement scale (MP-2016), but recognized a 20 basis point decrease in the discount rate and lowered the expected long-term return on plan assets from 7.00% to 6.75%.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2017	2016
Net gain arising during the period	$(66)	$(432)
Recognized net actuarial loss	(493)	(561)
Recognized prior service credit	13	13
Total changes in regulatory asset during the year	$(546)	$(980)

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2017	2016
Net loss	$8,895	$9,454
Prior service credit	(101)	(114)
Regulatory asset	$8,794	$9,340

Components of net periodic benefit cost are as follows:

	2017	2016	2015
Service cost	$1,080	$1,018	$1,166
Interest cost	1,592	1,599	1,515
Expected return on plan assets	(2,395)	(2,233)	(2,229)
Amortization of loss	493	561	705
Amortization of prior service credit	(13)	(13)	(13)
Rate-regulated adjustment	1,543	1,368	1,156
Net periodic benefit cost	$2,300	$2,300	$2,300

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2017, the deferral decreased by $1,543.

The estimated costs for the defined benefit pension plans relating to the December 31, 2017 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$453
Net prior service credit	(13)
440

The Company plans to contribute $2,300 to the plans in 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2018	2019	2020	2021	2022	2023-2027
$1,714	$1,852	$1,865	$1,928	$2,007	$11,717

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2017	2016
Projected benefit obligation	$44,636	$40,754
Fair value of plan assets	41,439	35,467

	2017	2016
Accumulated benefit obligation	$41,390	$37,822
Fair value of plan assets	41,439	35,467

Weighted-average assumptions used to determine benefit obligations at December 31:

	2017	2016
Discount rate	3.50%	4.00%
Rate of compensation increase	2.50% - 3.00%	2.50% - 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2017	2016	2015
Discount rate	4.00%	4.20%	3.80%
Expected long-term return on plan assets	6.75%	6.75%	7.00%
Rate of compensation increase	2.50% - 3.00%	2.50% - 3.00%	3.00%

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

The fair values of the Company's pension plan assets at December 31, 2017 and 2016 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2017	2016	2017	2016	2017	2016
Cash and Money Market Funds (a)	$1,968	$635	$1,968	$635	$-	$-
Equity Securities:
Common Equity Securities (b)	2,606	2,969	2,606	2,969	-	-
Equity Mutual Funds (c)	23,416	21,107	23,416	21,107	-	-
Fixed Income Securities:
U.S. Treasury Obligations	1,106	853	-	-	1,106	853
Corporate and Foreign Bonds (d)	5,153	3,439	-	-	5,153	3,439
Fixed Income Mutual Funds (e)	7,190	6,464	7,190	6,464	-	-
Total Plan Assets	$41,439	$35,467	$35,180	$31,175	$6,259	$4,292

(a)
The portfolios are designed to keep up to one year of distributions in immediately available funds.  The Company was more heavily-weighted in cash as of December 31, 2017 due to the timing of employer contributions.

(b)
This category includes investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, telecommunications, industrials, materials, and energy.  The individual stocks are primarily large cap stocks which track with the S&P 500.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2017, thirty employees were participating in the enhanced feature of the plan.  The Company's contributions to both portions of the plan amounted to $266 in 2017, $261 in 2016, and $262 in 2015.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2017 and 2016, the present value of the future obligations was approximately $3,981 and $3,894, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,152 and $2,830 at December 31, 2017 and 2016, respectively.  The Company's net expenses under the plans amounted to $252 in 2017, $557 in 2016 and $380 in 2015.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree's death.  At December 31, 2017 and 2016, the present value of the future obligations was approximately $120 and $103, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company's net (income) expenses under the plan amounted to $19 in 2017, $9 in 2016 and $(4) in 2015.

8.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in rates effective February 28, 2014. The Company anticipates that it will file a rate increase request in 2018.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The surcharge reset to zero when the new base rates took effect in February 28, 2014.  The Company's earnings are currently below the regulatory benchmark, allowing the Company to collect DSIC. The DSIC provided revenues of $899 in 2017, $0 in 2016, and $0 in 2015. The DSIC is subject to audit by the PPUC.

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

The Company recorded interest income of $98 in 2017, $100 in 2016 and $110 in 2015.  The interest rate on the note outstanding at December 31, 2017 is 7.5%.

Included in the accompanying balance sheets at December 31, 2017 and 2016 were the following amounts related to this project.

	2017	2016
Notes receivable, including interest	$255	$255
Customers' advances for construction	306	307

The Company has other customers' advances for construction totaling $6,018 and $6,795 at December 31, 2017 and 2016, respectively.

10.	Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2018 and 2019 of approximately $22,564 and $19,755, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company's lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company has committed a total of approximately $6,126 for an additional untreated water pumping station, of which $582 remains to be incurred as of December 31, 2017.  The Company may make additional commitments for this project in 2018.

During its triennial testing completed in 2016, the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The rule allows the Company to have five samples of the 50 high-risk homes tested exceed the action level of 15 parts per billion, or PPB.  The testing found that six properties with lead service lines, all built before 1935, exceeded the action level, and the reported exceedance amount was 1 PPB.  The Company determined that only 3% of the company-owned service lines in the system were lead.  The Company is required, per the LCR, to engage in more frequent testing for lead, public education, and annually replace 7% of the remaining company-owned lead service lines in its distribution system.  The Company completed two rounds of compliance testing at the customer's tap in 2017 and the water samples did not exceed the action level either time.  As a result, the Company will reduce its monitoring from semi-annual to annual beginning in 2018.

The Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $16 and $9 for the years ended December 31, 2017 and 2016, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company over the remaining three years.

In addition, the Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,390 and $75 for the years ended December 31, 2017 and 2016, respectively, and is included in utility plant.  Additional costs of approximately $535 are expected until the replacements are complete, and will be integrated into the Company's annual capital budgets.

Finally, the Company was granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the remaining three years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $191 through December 31, 2017 and is included as a regulatory asset.  Additional replacements are expected to be approximately $75 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through December 31, 2017 remains consistent over the entire replacement period..  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the  nine-year tariff modification is subject to adjustment as more facts become available.

As of December 31, 2017, approximately 34% of the Company's full time employees are under union contract.  The current contract was ratified in December 2017 and expires on April 30, 2020.

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

Description	December 31, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,196	$2,196

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2017.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2017.  The use of the Company's credit quality resulted in a reduction in the swap liability of $43 as of December 31, 2017.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2016 is shown in the table below.

Description	December 31, 2016	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,292	$2,292

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $92,833 at December 31, 2017, and $87,488 at December 31, 2016, had an estimated fair value of approximately $108,000 and $99,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and notes receivable have carrying values at December 31, 2017 of $6,324 and $255, respectively.  At December 31, 2016, customers' advances for construction and notes receivable had carrying values of $7,102 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

12.	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2017	2016	2015
Regulatory Assessment	$231	$243	$242
Property	344	339	334
Payroll, net of amounts capitalized	539	530	510
Capital Stock	-	1	42
Other	19	1	1
Total taxes other than income taxes	$1,133	$1,114	$1,129

13.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Year
2017
Operating revenues	$11,290	$12,254	$12,692	$12,353	$48,589
Operating income	4,857	5,529	6,147	5,940	22,473
Net income	2,581	2,935	3,931	3,527	12,974
Basic earnings per share	0.20	0.23	0.31	0.27	1.01
Diluted earnings per share	0.20	0.23	0.31	0.27	1.01
Dividends declared per share	0.1602	0.1602	0.1602	0.1666	0.6472

2016
Operating revenues	$11,278	$11,820	$12,601	$11,885	$47,584
Operating income	5,214	5,695	6,414	5,565	22,888
Net income	2,486	2,847	3,571	2,942	11,846
Basic earnings per share	0.19	0.23	0.27	0.23	0.92
Diluted earnings per share	0.19	0.23	0.27	0.23	0.92
Dividends declared per share	0.1555	0.1555	0.1555	0.1602	0.6267

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

During the Company's most recent fiscal quarter, the Company made changes to its internal control with regards to revenue recognition and income taxes.  With regards to revenue recognition, the Company added internal controls over the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.  The focus is on adoption of the final evaluation of the applicability of this standard to the Company by management and the Audit Committee for proper disclosure in this Annual Report, including the impact on its financial position, results of operations and cash flows and transition method.  It also includes the internal controls over disclosures that will be applicable in 2018 and the review of new revenue streams or changes to revenue streams under the new standard.  With regards to income taxes, the Company added internal controls over the adoption of the 2017 Tax Act.  The focus is on applying the provisions under the 2017 Tax Act including assessment of critical judgments and estimates and the proper disclosure in this Annual Report and future filings.  Management determined that these changes in the Company's internal control were effective as of December 31, 2017.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2018 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption "Executive Officers of the Company" of the 2018 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2018 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption "Code of Ethics" of the 2018 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption "Board Committees and Functions" of the 2018 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2018 Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" of the 2018 Proxy Statement is incorporated herein by reference.

Compensation Committee Report

The information set forth under the caption "Compensation Committee Report" of the 2018 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders*	-	-	97,264

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 70,826 authorized shares remain unissued as of December 31, 2017.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2018 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions "Director Independence" and "Related Party Transactions" of the 2018 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption, "Principal Accountant's Fees and Services" of the 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	70
	for the years ended December 31, 2017, 2016 and 2015

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 32.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated October 3, 2016 (File No. 333-213942).
4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.3	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.6	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 relative to the $10,500,000 4.75% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's September 15, 2009 Form 8-K.
10.7	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's September 15, 2009 Form 8-K.
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
10.20	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 11, 2016 (File No. 333-211287).

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.21	Employee Stock Purchase Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.21 to the Company's March 7, 2017 Form 10-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2017

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2017 Reserve for uncollectible accounts	$305,000	$290,897	$25,900	$316,797	$305,000

FOR THE YEAR ENDED DECEMBER 31, 2016 Reserve for uncollectible accounts	$315,000	$291,108	$38,976	$340,084	$305,000

FOR THE YEAR ENDED DECEMBER 31, 2015 Reserve for uncollectible accounts	$325,000	$292,248	$40,681	$342,929	$315,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 5, 2018	By: /s/Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Jeffrey R. Hines	By: /s/Matthew E. Poff
Jeffrey R. Hines	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 5, 2018	Dated: March 5, 2018

Directors:	Date:

By: /s/James H. Cawley	March 5, 2018
James H. Cawley

By: /s/Michael W. Gang	March 5, 2018
Michael W. Gang

By: /s/Jeffrey R. Hines	March 5, 2018
Jeffrey R. Hines

By: /s/George W. Hodges	March 5, 2018
George W. Hodges

By: /s/George Hay Kain, III	March 5, 2018
George Hay Kain, III

By: /s/Jody L. Keller	March 5, 2018
Jody L. Keller

By: /s/Erin C. McGlaughlin	March 5, 2018
Erin C. McGlaughlin

By: /s/Robert P. Newcomer	March 5, 2018
Robert P. Newcomer

By: /s/Steven R. Rasmussen	March 5, 2018
Steven R. Rasmussen

By: /s/Ernest J. Waters	March 5, 2018
Ernest J. Waters