Form 10-Q
period 2018-03-31
YORK WATER CO
filed 2018-05-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,894,632 Shares outstanding as of May 8, 2018

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2018	Dec. 31, 2017
ASSETS
UTILITY PLANT, at original cost	$369,022	$365,767
Plant acquisition adjustments	(3,219)	(3,234)
Accumulated depreciation	(75,296)	(73,746)
Net utility plant	290,507	288,787

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $393 in 2018 and $387 in 2017	731	737

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $332 in 2018 and $305 in 2017	4,183	4,547
Unbilled revenues	2,344	2,459
Materials and supplies inventories, at cost	868	906
Prepaid expenses	957	697
Total current assets	8,354	8,611

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	29,848	30,331
Other assets	3,407	3,309
Total other long-term assets	33,510	33,895

Total Assets	$333,102	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2018	Dec. 31, 2017

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, shares issued and outstanding 12,892,798 in 2018 and 12,872,742 in 2017	$79,796	$79,201
Retained earnings	40,652	40,204
Total common stockholders' equity	120,448	119,405

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	77,993	90,098

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	1,000	1,000
Current portion of long-term debt	11,044	44
Accounts payable	3,222	3,136
Dividends payable	1,897	1,892
Accrued compensation and benefits	1,107	1,134
Accrued income taxes	938	531
Accrued interest	1,109	989
Other accrued expenses	514	419
Total current liabilities	20,831	9,145

DEFERRED CREDITS:
Customers' advances for construction	6,461	6,324
Deferred income taxes	35,143	34,754
Deferred employee benefits	6,575	7,075
Deferred regulatory liabilities	24,944	24,372
Other deferred credits	1,872	2,196
Total deferred credits	74,995	74,721

Contributions in aid of construction	38,835	38,661

Total Stockholders' Equity and Liabilities	$333,102	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2018	2017
OPERATING REVENUES	$11,644	$11,290

OPERATING EXPENSES:
Operation and maintenance	2,354	2,026
Administrative and general	1,995	2,088
Depreciation and amortization	1,841	1,681
Taxes other than income taxes	314	333
	6,504	6,128

Operating income	5,140	5,162

OTHER INCOME (EXPENSES):
Interest on debt	(1,364)	(1,316)
Allowance for funds used during construction	92	123
Other pension costs	(321)	(305)
Other income (expenses), net	(82)	(126)
	(1,675)	(1,624)

Income before income taxes	3,465	3,538

Income taxes	871	957

Net Income	$2,594	$2,581

Basic Earnings Per Share	$0.20	$0.20

Diluted Earnings Per Share	$0.20	$0.20

Cash Dividends Declared Per Share	$0.1666	$0.1602

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2018 and 2017

	Common Stock Shares	Common Stock Amount	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2017	12,872,742	$79,201	$40,204	$-	$119,405
Net income	-	-	2,594	-	2,594
Dividends	-	-	(2,146)	-	(2,146)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	20,056	591	-	-	591
Stock-based compensation	-	4	-	-	4
Balance, March 31, 2018	12,892,798	$79,796	$40,652	$-	$120,448

	Common Stock Shares	Common Stock Amount	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2016	12,852,295	$78,513	$35,548	$-	$114,061
Net income	-	-	2,581	-	2,581
Dividends	-	-	(2,060)	-	(2,060)
Repurchase of Common Stock	(24,329)	-	-	(825)	(825)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	15,084	522	-	-	522
Stock-based compensation	-	2	-	-	2
Balance, March 31, 2017	12,843,050	$79,037	$36,069	$(825)	$114,281

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,594	$2,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,841	1,681
Stock-based compensation	4	2
Increase in deferred income taxes	136	667
Other	71	58
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	403	449
Increase in recoverable income taxes	-	(198)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(1,238)	(1,744)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, and other deferred credits	1,100	1,273
Increase in accrued interest and taxes	527	183
Net cash provided by operating activities	5,438	4,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $51 in 2018 and $69 in 2017	(3,026)	(6,413)
Acquisitions of water and wastewater systems	-	(511)
Cash received from surrender of life insurance policies	108	-
Net cash used in investing activities	(2,918)	(6,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	423	144
Repayments of customer advances	(112)	(43)
Proceeds of long-term debt issues	5,072	-
Repayments of long-term debt	(6,213)	(11)
Change in cash overdraft position	(140)	472
Repurchase of common stock	-	(825)
Issuance of common stock	591	522
Dividends paid	(2,141)	(2,056)
Net cash used in financing activities	(2,520)	(1,797)

Net change in cash and cash equivalents	-	(3,769)
Cash and cash equivalents at beginning of period	2	4,209
Cash and cash equivalents at end of period	$2	$440

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,159	$1,030
Income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $1,557 in 2018 and $1,462 in 2017 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.	Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended  December 31, 2017.

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	Reclassifications

Certain 2017 amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on the balance sheets, net income, the statements of common stockholders' equity, or the statements of cash flows.

3.	Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Mar. 31, 2018	As of Dec. 31, 2017	Change

Accounts receivable – customers	$4,346	$4,661	$(315)
Other receivables	169	191	(22)
	4,515	4,852	(337)
Less: allowance for doubtful accounts	(332)	(305)	(27)
Accounts receivable, net	$4,183	$4,547	$(364)

Unbilled revenue	$2,344	$2,459	$(115)

Differences in timing of revenue recognition, billings, and cash collections result in receivables and contract assets.  Generally, billing occurs subsequent to revenue recognition, resulting in a contract asset reported as unbilled revenue on the balance sheet.  The Company does not receive advances or deposits from customers before revenue is recognized so no contract liabilities are reported.  Accounts receivable are recorded when the right to consideration becomes unconditional and are presented separately on the balance sheet.  The changes in accounts receivable – customers and in unbilled revenue were primarily due to normal timing difference between performance and the customer's payments.

4.	Common Stock and Earnings Per Share

Net income of $2,594 and $2,581 for the three months ended March 31, 2018 and 2017, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31
	2018	2017

Weighted average common shares, basic	12,876,514	12,851,505
Effect of dilutive securities:
Employee stock-based compensation	110	18
Weighted average common shares, diluted	12,876,624	12,851,523

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time. No shares were repurchased during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company repurchased 24,329 shares.  As of March 31, 2018, 618,004 shares remain authorized for repurchase.

5.	Debt

For the three months ended March 31, 2018, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, summarized in the table below.

	As of Mar. 31, 2018	As of Dec. 31, 2017

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	63	74
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Committed Line of Credit, due 2019	4,259	5,389
Total long-term debt	91,692	92,833
Less discount on issuance of long-term debt	(212)	(215)
Less unamortized debt issuance costs	(2,443)	(2,476)
Less current maturities	(11,044)	(44)
Long-term portion	$77,993	$90,098

6.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.18% and 2.64% during the three months ended March 31, 2018 and 2017, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $65 and $79 during the three months ended March 31, 2018 and 2017, respectively. The overall swap result was a  (gain)loss of $(257) and $9 for the three months ended March 31, 2018 and 2017, respectively.  The Company expects to reclassify $225 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On February 9, 2018 Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2018.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2018, the Company would have been required to pay the counterparty approximately $1,907.

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

Description	March 31, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,872	$1,872

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2018.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2018.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $35 as of March 31, 2018.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2017 is shown in the table below.

Description	December 31, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,196	$2,196

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $91,692 at March 31, 2018, and $92,833 at December 31, 2017, had an estimated fair value of approximately $102,000 and $108,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable have carrying values at March 31, 2018 of $6,461 and $255, respectively.  At December 31, 2017, customers' advances for construction and note receivable had carrying values of $6,324 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,681 through March 31, 2018 and is included in utility plant.  Additional costs of approximately $310 are expected until the replacements are complete, and have been integrated into the Company's annual capital budgets.

Due to its exceedance in 2016, the Company was required under the LCR to complete two rounds of compliance testing at the customer's tap in 2017. The water samples did not exceed the action level either time.  As a result, the Company is able to reduce its monitoring to annual beginning in 2018.  In addition, the Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $2 and $7 for the three months ended March 31, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $221 through March 31, 2018 and is included as a regulatory asset.  Additional replacements are expected to be approximately $40 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through March 31, 2018 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

9.	Revenue

The following table shows the Company's revenues disaggregated by service and customer type.

	Three Months Ended March 31
	2018	2017
Water utility service:
Residential	$7,318	$7,133
Commercial and industrial	3,134	3,119
Fire protection	713	719
Wastewater utility service:
Residential	247	141
Commercial and industrial	61	21
Billing and revenue collection services	16	18
Collection services	18	15
Other revenue	8	8
Total Revenue from Contracts with Customers	11,515	11,174
Rents from regulated property	129	116
Total Operating Revenue	$11,644	$11,290

Utility Service
The Company provides utility service as a distinct and single performance obligation to each of its water and wastewater customers.  The transaction price is detailed in the tariff pursuant to an order by the PPUC and made publicly available.  There is no variable consideration and no free service, special rates, or subnormal charges to any customer.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied over time through the continuous provision of utility service through a stand-ready obligation to perform and the transfer of water or the collection of wastewater through a series of distinct transactions that are identical in nature and have the same pattern of transfer to the customer.  The Company uses an output method to recognize the utility service revenue over time.  The stand-ready obligation is recognized through the passage of time in the form of a fixed charge and the transfer of water or the collection of wastewater is recognized at a per unit rate based on the actual or estimated flow through the meter.  Each customer is invoiced every month and the invoice is due within twenty days.  The utility service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.  A contract asset for unbilled revenue is recognized for the passage of time and the actual or estimated usage from the latest meter reading to the end of the accounting period.  The methodology is standardized and consistently applied to reduce bias and the need for judgment.

Billing and Revenue Collection Service
The Company provides billing and revenue collection service as distinct performance obligations to four municipalities within the service territory of the Company.  The municipalities provide wastewater service to their residents and the Company acts as the billing and revenue collection agent for the municipalities.  The transaction price is a fixed amount per bill prepared as established in the contract.  There is no variable consideration.  Due to the fact that both the billing performance obligation and the revenue collection performance obligation are materially complete by the end of the reporting period, the Company does not allocate the transaction price between the two performance obligations.  The performance obligations are satisfied at a point in time when the bills are sent as the municipalities receive all the benefits and bears all of the risk of non-collection at that time.  Each municipality is invoiced when the bills are complete and the invoice is due within thirty days.  The billing and revenue collection service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.

Collection Service
The Company provides collection service as a distinct and single performance obligation to several municipalities within the service territory of the Company.  The municipalities provide wastewater service to their residents.  If those residents are delinquent in paying for their wastewater service, the municipalities request that the Company post for and shut off the supply of water to the premises of those residents.  When the resident is no longer delinquent, the Company will restore water service to the premises.  The transaction price for each posting, each shut off, and each restoration is a fixed amount as established in the contract.  There is no variable consideration.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied at a point in time when the posting, shut off, or restoration is completed as the municipalities receive all the benefits in the form of payment or no longer providing wastewater service.  Each municipality is invoiced periodically for the posting, shut offs, and restorations that have been completed since the last billing and the invoice is due within thirty days.  The collection service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.  A contract asset for unbilled revenue is recognized for postings, shut offs, and restorations that have been completed from the last billing to the end of the accounting period.

Service Line Protection Plan
The Company provides service line protection as a distinct and single performance obligation to current water customers that choose to participate.  The transaction price is detailed in the plan's terms and conditions and made publically available.  There is no variable consideration.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied over time through the continuous provision of service line protection through a stand-ready obligation to perform.  The Company uses an output method to recognize the service line protection revenue over time.  The stand-ready obligation is recognized through the passage of time.  A customer has a choice to prepay for an entire year or to pay in advance each month.  The service line protection plan has no returns or extended warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no material performance obligations remain unsatisfied as of the end of the reporting period.

10.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in  rates effective February 28, 2014.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The Company's earnings are currently below the regulatory benchmark allowing the Company to collect DSIC.  The DSIC provided revenues of $480 and $0 for the three months ended March 31, 2018 and 2017, respectively.

On March 15, 2018, in conjunction with its review of the effects of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, the PPUC issued an order to PPUC-regulated public utilities, including the Company, that declared all currently effective rates and riders to be temporary rates for a trial period of six months, which may be extended for an additional six months if necessary.  The purpose was to maximize its authority to establish any negative surcharge, refund or other rate adjustment deemed to be necessary to account for the tax rate reductions that became effective on January 1, 2018.

11.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2018	2017
Service cost	$254	$270
Interest cost	379	398
Expected return on plan assets	(698)	(599)
Amortization of actuarial loss	101	123
Amortization of prior service credit	(3)	(3)
Rate-regulated adjustment	542	386
Net periodic pension expense	$575	$575

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $2,300 to its pension plans in 2018.  For the quarter ended March 31, 2018, contributions of $575 had been made.  The Company expects to contribute the remaining $1,725 over the final three quarters of 2018.

12.	Stock-Based Compensation

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

No long-term stock-based awards were granted under the LTIP during the three months ended March 31, 2018 or 2017.  No previously issued restricted stock awards vested or were forfeited during the three months ended March 31, 2018 or 2017.  For the three months ended March 31, 2018 and 2017, the statement of income includes stock-based compensation of $4 and $2, respectively and related recognized tax benefits of $1 in each period.  Total stock-based compensation related to nonvested awards not yet recognized is $31 which will be recognized over the remainder of the three year vesting period.

13.	Income Taxes

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

The Company's effective tax rate was 25.1% and 27.0% for the three months ended March 31, 2018 and 2017, respectively.  The lower federal statutory corporate tax rate was partially offset by a lower level of eligible asset improvements that were placed in service during the first three months of 2018 as compared to the first three months of 2017  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period and the full implementation of the 2017 Tax Act.

14.	Impact of Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This ASU clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification.  The guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company adopted the standard on January 1, 2018.  The adoption did not have an impact on its financial position, results of operations and cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.  This ASU requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period.  The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations.  In addition, only the service cost component may be eligible for capitalization where applicable.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company adopted the standard on January 1, 2018.  For the three months ended March 31, 2018 and 2017, the adoption of this standard resulted in the reclassification on the statements of income of $321 and $305, respectively, of the components of net period pension cost other than service cost from operating expenses to other pension costs in other income (expenses).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments.  This ASU clarifies how certain cash receipts and payments should be presented in the statement of cash flows.  The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company adopted the standard on January 1, 2018.  The adoption did not have an impact on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company is currently assessing the impact of the adoption of the standard, but it expects the adoption will not have a material effect on its financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption was permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company adopted the standard on January 1, 2018.  The Company determined that the revenue recognized under the new standard is materially the same as it recognized under previous guidance.  In addition, the Company determined the timing of when the revenue is recognized is materially the same as it recognized under previous guidance.  As a result, there is no impact on its results of operations or cash flows.  The Company has complied with the new disclosure requirements included in this standard which does have a significant impact on its disclosures.  The Company has selected the modified retrospective transition method, but based on the determination that there was no change to its revenue recognition, no cumulative effect of the changes was required to be recorded.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company's credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of March 31, 2018, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.5 million gallons.  The Company's service territory had an estimated population of 198,000 as of December 31, 2017.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended March 31, 2018 Compared
With Three Months Ended March 31, 2017

Net income for the first quarter of 2018 was $2,594, an increase of $13, or 0.5%, from net income of $2,581 for the same period of 2017.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher operating expenses.

Operating revenues for the first quarter of 2018 increased $354, or 3.1%, from $11,290 for the first quarter of 2017 to $11,644 for the corresponding 2018 period.  The primary reasons for the increase were revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $480 and the 2017 West York Borough wastewater acquisition of $125.  The DSIC allows the Company to add a charge to customers' water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  Growth in the water customer base also added to revenues.  The average number of water customers served in the 2018 period increased as compared to the 2017 period by 748 customers, from 66,667 to 67,415 customers.  The average number of wastewater customers served in the 2018 period increased as compared to the 2017 period by 1,099 customers, from 1,185 to 2,284 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption.  Total per capita consumption for the first quarter of 2018 was approximately 0.8% lower than the same period last year.  The Company is awaiting direction from the PPUC on how to handle the benefit from lowering the federal statutory corporate tax rate.  The Company expects the PPUC will require the benefit to be given back to customers.  On this basis, the Company has reduced revenue by $411 by recording a regulatory liability for the difference in calculated current federal income taxes and deferred federal income taxes on accelerated depreciation between 34% and 21%.  The regulatory liability is a temporary tax difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  This treatment may change in future periods upon authoritative guidance provided by the PPUC on this matter.  For the remainder of the year, the Company expects revenues to increase slightly due to the DSIC, higher summer demand, and the continued increase in the number of water and wastewater customers from acquisitions and growth within the Company's service territory.  Other regulatory actions, including the impact of the 2017 Tax Act, and weather patterns could impact results.

Operating expenses for the first quarter of 2018 increased $376, or 6.1%, from $6,128 for the first quarter of 2017 to $6,504 for the corresponding 2018 period.  The increase was primarily due to higher expenses of approximately $160 for West York Borough wastewater operating expenses and $159 for depreciation.  Also adding to the increase were higher expenses of $114 for distribution system maintenance and $40 for water treatment expenses.  Other expenses increased by a net of $2.  The increase was partially offset by lower expenses of approximately $50 for health insurance and $49 for legal expenses due to the absence of expenses for a tariff modification and lead disclosure.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise and the full cost to operate the West York Borough wastewater collection system are incurred.  Overall, increases in operating expenses are expected to outpace growth in revenue in the short-term.

Interest on debt for the first quarter of 2018 increased $48, or 3.6%, from $1,316 for the first quarter of 2017 to $1,364 for the corresponding 2018 period.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $6,583 for the first quarter of 2018 and $0 for the first quarter of 2017.  The weighted average interest rate on the lines of credit was 2.83% for the quarter ended March 31, 2018.  Interest expense for the remainder of the year is expected to be higher due to continued borrowings under lines of credit and increases in short-term interest rates.

Allowance for funds used during construction decreased $31, from $123 in the first quarter of 2017 to $92 in the corresponding 2018 period, due to a planned lower volume of eligible construction.  Eligible 2017 construction expenditures included an investment in an additional raw water pumping station and force main project.  Allowance for funds used during construction for the remainder of the year is expected to remain consistent based on a projected increase in the amount of eligible construction offset by the completion of the raw water pumping station project.

Other income (expenses), net for the first quarter of 2018 reflects decreased expenses of $44 as compared to the same period of 2017.  Higher earnings on life insurance policies of approximately $42 and a delay in the timing of charitable contributions of approximately $10 were the primary reasons for the decrease.  The decreased expenses were partially offset by higher retirement expenses of approximately $8.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2018 decreased $86, or 9.0%, compared to the same period of 2017 due to the effects of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, partially offset by a lower volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  (See the Income Taxes, Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.)  The Company's effective tax rate was 25.1% for the first quarter of 2018 and 27.0% for the first quarter of 2017.  The Company's effective tax rate for the remainder of 2018 will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR and the full implementation of the 2017 Tax Act.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

Effective April 1, 2018, the Company's tariff included a DSIC on revenues of 3.80%.

The benefit from the implementation of the IRS TPR and the 2017 Tax Act impacts the rate matters of the Company.  The benefit may also lengthen the amount of time between rate increase requests.  When the Company files for its next rate increase, which it expects to do in 2018, the PPUC will take into account the lower income taxes which resulted from the implementation of the IRS TPR, as well as the lower income taxes that will result from the 2017 Tax Act, effectively reducing the amount of revenue required in future years and lowering the Company's rate increase request.

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

Capital Expenditures

For the three months ended March 31, 2018, the Company invested $3,026 in construction expenditures for routine items and the completion of an additional raw water pumping station, as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2018 of approximately $19,500 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, dam improvements, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2018.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2018.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand during 2017 primarily as a result of higher capital expenditures and repurchase of common stock.  Subsequently, the Company has borrowed $5,259 on its lines of credit and incurred a cash overdraft on its cash management account of $628 as of March 31, 2018.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  This quarter, lower revenue and an upward trend in cash collections as compared to the end of 2017 resulted in a decrease in accounts receivable.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2018, the Company generated $5,438 internally from operations as compared to the $4,952 it generated during the first three months of 2017 primarily due to an increase in net income before depreciation and a decrease in materials and supplies inventory.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2018, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.20% to LIBOR plus 1.25%.  The Company had $5,259 outstanding borrowings under its lines of credit as of March 31, 2018.  The weighted average interest rate on line of credit borrowings as of March 31, 2018 was 2.91%.  The Company plans to renew its two committed lines of credit aggregating $17,500 that expire in 2018 for an additional year, as well as extend the maturity of its two additional committed lines of credit aggregating $24,000 into 2020, under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on its larger facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2018.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding these restrictions.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.2% as of March 31, 2018 and 43.7% as of December 31, 2017.  The Company began using its lines of credit in 2017 and expects the debt to total capitalization ratio to increase with additional line of credit borrowings.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company's effective tax rate will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of TPR and the full implementation of the 2017 Tax Act.

The Company has a substantial deferred income tax asset primarily due to the excess accumulated deferred income taxes on accelerated depreciation from the 2017 Tax Act and the differences between the book and tax balances of the pension and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2018.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.8% as of March 31, 2018 and 56.3% as of December 31, 2017.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On February 9, 2018, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company's objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,681 through March 31, 2018 and is included in utility plant.  Additional costs of approximately $310 are expected until the replacements are complete, and have been integrated into the Company's annual capital budgets.

Due to its exceedance in 2016, the Company was required to complete two rounds of compliance testing at the customer's tap in 2017.  The water samples did not exceed the action level either time.  As a result, the Company is able to reduce its monitoring to annual beginning in 2018.  In addition, the Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $2 and $7 for the three months ended March 31, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $221 through March 31, 2018 and is included as a regulatory asset.  Additional replacements are expected to be approximately $40 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through March 31, 2018 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2018.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2019), and carries an interest rate of LIBOR plus 1.20%.  The Company had $4,259 outstanding under this line of credit as of March 31, 2018.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2019 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2018 and carries an interest rate of LIBOR plus 1.25%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2018 and carries an interest rate of LIBOR plus 1.20%.  The Company had $1,000 outstanding under this line of credit as of March 31, 2018.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 5 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 1.23% during the three months ended March 31, 2018.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

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

THE YORK WATER COMPANY

/s/Jeffrey R. Hines
Date: May 8, 2018	Jeffrey R. Hines Principal Executive Officer

/s/Matthew E. Poff
Date: May 8, 2018	Matthew E. Poff Principal Financial and Accounting Officer