Form 10-Q
period 2018-06-30
YORK WATER CO
filed 2018-08-02
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,915,064 Shares outstanding as of August 2, 2018

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2018	Dec. 31, 2017
ASSETS
UTILITY PLANT, at original cost	$373,021	$365,767
Plant acquisition adjustments	(3,205)	(3,234)
Accumulated depreciation	(76,642)	(73,746)
Net utility plant	293,174	288,787

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $400 in 2018 and $387 in 2017	724	737

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $343 in 2018 and $305 in 2017	4,321	4,547
Unbilled revenues	2,517	2,459
Recoverable income taxes	375	-
Materials and supplies inventories, at cost	876	906
Prepaid expenses	930	697
Total current assets	9,021	8,611

OTHER LONG-TERM ASSETS:
Note receivable	255	255
Deferred regulatory assets	30,076	30,331
Other assets	3,540	3,309
Total other long-term assets	33,871	33,895

Total Assets	$336,790	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2018	Dec. 31, 2017

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,914,267 in 2018 and 12,872,742 in 2017	$80,404	$79,201
Retained earnings	41,807	40,204
Total common stockholders' equity	122,211	119,405

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	80,993	90,098

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	-	1,000
Current portion of long-term debt	11,044	44
Accounts payable	3,444	3,136
Dividends payable	1,906	1,892
Accrued compensation and benefits	1,118	1,134
Accrued income taxes	-	531
Accrued interest	989	989
Other accrued expenses	390	419
Total current liabilities	18,891	9,145

DEFERRED CREDITS:
Customers' advances for construction	6,570	6,324
Deferred income taxes	36,148	34,754
Deferred employee benefits	6,075	7,075
Deferred regulatory liabilities	25,344	24,372
Other deferred credits	1,720	2,196
Total deferred credits	75,857	74,721

Contributions in aid of construction	38,838	38,661

Total Stockholders' Equity and Liabilities	$336,790	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

OPERATING REVENUES	$12,026	$12,254	$23,670	$23,544

OPERATING EXPENSES:
Operation and maintenance	2,563	2,262	4,917	4,288
Administrative and general	2,254	2,184	4,249	4,272
Depreciation and amortization	1,624	1,686	3,465	3,367
Taxes other than income taxes	267	288	581	621
	6,708	6,420	13,212	12,548

Operating income	5,318	5,834	10,458	10,996

OTHER INCOME (EXPENSES):
Interest on debt	(1,376)	(1,326)	(2,740)	(2,642)
Allowance for funds used during construction	31	196	123	319
Other pension costs	(321)	(305)	(642)	(610)
Other income (expenses), net	(77)	(94)	(159)	(220)
	(1,743)	(1,529)	(3,418)	(3,153)

Income before income taxes	3,575	4,305	7,040	7,843

Income taxes	270	1,370	1,141	2,327

Net Income	$3,305	$2,935	$5,899	$5,516

Basic Earnings Per Share	$0.26	$0.23	$0.46	$0.43

Diluted Earnings Per Share	$0.26	$0.23	$0.46	$0.43

Cash Dividends Declared Per Share	$0.1666	$0.1602	$0.3332	$0.3204

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2018 and 2017

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2017	12,872,742	$79,201	$40,204	$119,405
Net income	-	-	5,899	5,899
Dividends	-	-	(4,296)	(4,296)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	37,782	1,146	-	1,146
Stock-based compensation	3,743	57	-	57
Balance, June 30, 2018	12,914,267	$80,404	$41,807	$122,211

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2016	12,852,295	$78,513	$35,548	$114,061
Net income	-	-	5,516	5,516
Dividends	-	-	(4,116)	(4,116)
Retirement of common stock	(37,229)	(1,263)	-	(1,263)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	29,418	1,018	-	1,018
Stock-based compensation	1,505	34	-	34
Balance, June 30, 2017	12,845,989	$78,302	$36,948	$115,250

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,899	$5,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,465	3,367
Stock-based compensation	57	34
Increase in deferred income taxes	90	1,381
Other	171	84
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	15	(154)
(Increase) decrease in recoverable income taxes	(375)	282
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(2,895)	(2,537)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	2,635	1,173
Increase (decrease) in accrued interest and taxes	(531)	220
Net cash provided by operating activities	8,531	9,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $69 in 2018 and $178 in 2017	(6,606)	(13,867)
Acquisitions of water and wastewater systems	-	(472)
Cash received from surrender of life insurance policies	108	-
Net cash used in investing activities	(6,498)	(14,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	625	773
Repayments of customer advances	(202)	(213)
Proceeds of long-term debt issues	12,544	7,911
Repayments of long-term debt	(11,721)	(4,426)
Change in cash overdraft position	(143)	1,083
Repurchase of common stock	-	(1,263)
Issuance of common stock	1,146	1,018
Dividends paid	(4,282)	(4,117)
Net cash provided by (used in) financing activities	(2,033)	766

Net change in cash and cash equivalents	-	(4,207)
Cash and cash equivalents at beginning of period	2	4,209
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,601	$2,329
Income taxes	1,647	20

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $1,624 in 2018 and $3,162 in 2017 for the construction of utility plant.
Short-term line of credit borrowings amounting to $1,000 were reclassified as long-term borrowings in 2018.

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

Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	Reclassifications

Certain 2017 amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on the balance sheets, net income, the statements of common stockholders' equity, or the statements of cash flows.

3.	Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Jun. 30, 2018	As of Dec. 31, 2017	Change

Accounts receivable – customers	$4,482	$4,661	$(179)
Other receivables	182	191	(9)
	4,664	4,852	(188)
Less: allowance for doubtful accounts	(343)	(305)	(38)
Accounts receivable, net	$4,321	$4,547	$(226)

Unbilled revenue	$2,517	$2,459	$58

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

Net income of $3,305 and $2,935 for the three months ended June 30, 2018 and 2017, respectively, and $5,899 and $5,516 for the six months ended June 30, 2018 and 2017, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Weighted average common shares, basic	12,895,687	12,839,968	12,886,154	12,844,500
Effect of dilutive securities:
Employee stock-based compensation	62	80	52	81
Weighted average common shares, diluted	12,895,749	12,840,048	12,886,206	12,844,581

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or six months ended June 30, 2018.  During the three and six months ended June 30, 2017, the Company repurchased 12,900 and 37,229 shares, respectively.  As of June 30, 2018, 618,004 shares remain authorized for repurchase.

5.	Debt

	As of Jun. 30, 2018	As of Dec. 31, 2017

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	52	74
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Committed Lines of Credit, due 2019 - 2020	7,234	5,389
Total long-term debt	94,656	92,833
Less discount on issuance of long-term debt	(209)	(215)
Less unamortized debt issuance costs	(2,410)	(2,476)
Less current maturities	(11,044)	(44)
Long-term portion	$80,993	$90,098

In the second quarter of 2018, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2020, it renewed its $10,000 committed line of credit and extended the maturity date to September 2019, and it renewed its $7,500 line of credit, lowering the interest rate to LIBOR plus 1.15% and extended the maturity date to June 2020.

6.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 1.97% and 2.53% during the three months ended June 30, 2018 and 2017, respectively, and 2.08% and 2.59% during the six months ended June 30, 2018 and 2017, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $60 and $76 during the three months ended June 30, 2018 and 2017, respectively, and $125 and $155 during the six months ended June 30, 2018 and 2017, respectively. The overall swap result was a (gain) loss of $(90) and $120 for the three months ended June 30, 2018 and 2017, respectively, and a (gain) loss of $(347) and $129 for the six months ended June 30, 2018 and 2017, respectively. The Company expects to reclassify $207 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On February 9, 2018, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2018.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2018, the Company would have been required to pay the counterparty approximately $1,762.

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

Description	June 30, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,720	$1,720

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2018.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2018.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $42 as of June 30, 2018.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2017 is shown in the table below.

Description	December 31, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,196	$2,196

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $94,656 at June 30, 2018, and $92,833 at December 31, 2017, had an estimated fair value of approximately $103,000 and $108,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at June 30, 2018 of $6,570 and $255, respectively.  At December 31, 2017, customers' advances for construction and note receivable had carrying values of $6,324 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,855 through June 30, 2018 and is included in utility plant.  Additional costs of approximately $152 are expected to complete the replacements, and have been integrated into the Company's annual capital budgets.

Due to its exceedance in 2016, the Company was required under the LCR to complete two rounds of compliance testing at the customer's tap in 2017.  The water samples did not exceed the action level either time.  As a result, the Company was able to reduce its monitoring to annual compliance tests beginning in 2018.  The Company completed its compliance testing at the customer's tap in 2018 and the water samples did not exceed the action level.  In addition, the Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $1 and $4 for the three months ended June 30, 2018 and 2017, respectively, and $3 and $11 for the six months ended June 30, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $235 through June 30, 2018 and is included as a regulatory asset.  Additional replacements are expected to be approximately $18 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through June 30, 2018 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

9.	Revenue

The following table shows the Company's revenues disaggregated by service and customer type.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Water utility service
Residential	$7,453	$7,671	$14,771	$14,804
Commercial and industrial	3,361	3,393	6,495	6,512
Fire protection	721	749	1,434	1,468
Wastewater utility service
Residential	263	232	510	373
Commercial and industrial	64	57	125	78
Billing and revenue collection services	16	14	32	32
Collection services	14	20	32	35
Other revenue	4	5	12	13
Total Revenue from Contracts with Customers	11,896	12,141	23,411	23,315
Rents from regulated property	130	113	259	229
Total Operating Revenue	$12,026	$12,254	$23,670	$23,544

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

Service Line Protection Plan
The Company provides service line protection as a distinct and single performance obligation to current water customers that choose to participate.  The transaction price is detailed in the plan's terms and conditions and made publicly available.  There is no variable consideration.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied over time through the continuous provision of service line protection through a stand-ready obligation to perform.  The Company uses an output method to recognize the service line protection revenue over time.  The stand-ready obligation is recognized through the passage of time.  A customer has a choice to prepay for an entire year or to pay in advance each month.  The service line protection plan has no returns or extended warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no material performance obligations remain unsatisfied as of the end of the reporting period.

10.	Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 30, 2018 and seeks an annual increase in water rates of $6,399, which would represent a 13.1% increase, and an annual increase in wastewater rates of $289, which would represent a 25% increase.  The request is currently under review by the PPUC and other interested parties.  Any rate increase approved by the PPUC will be effective no later than March 1, 2019.  There can be no assurance that the PPUC will grant the Company's rate increase in the amount requested, if at all.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The Company's earnings are currently below the regulatory benchmark allowing the Company to collect DSIC.  The DSIC provided revenues of $436 and $916 for the three and six months ended June 30, 2018, respectively, and revenues of $62 for the three and six months ended June 30, 2017.

On May 17, 2018, the PPUC, in conjunction with its review of the effects of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, issued an order which directs utilities with pending rate cases, including the Company, to address the issues related to the 2017 Tax Act in the context of an overall review of the Company's rates and rate structure in lieu of any immediate action.  The PPUC expects the Company and the other interested parties to address the effect of the federal tax rate reduction on the rates charged during the rate case review, including whether a retroactive surcharge or other measure is necessary to account for the tax rate change that became effective January 1, 2018.  The Company expects to be required to give the benefit back to customers.  On this basis, the Company has reduced revenue for 2018 by $983 by recording a regulatory liability for the difference in calculated current federal income taxes and deferred federal income taxes on accelerated depreciation from 34% to 21%.  The regulatory liability is a temporary tax difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  This treatment and amounts may change in future periods upon completion of the pending rate case.

11.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Service cost	$254	$270	$508	$540
Interest cost	379	398	758	796
Expected return on plan assets	(698)	(598)	(1,396)	(1,197)
Amortization of actuarial loss	102	123	203	246
Amortization of prior service cost	(4)	(3)	(7)	(6)
Rate-regulated adjustment	542	385	1,084	771
Net periodic pension expense	$575	$575	$1,150	$1,150

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $2,300 to its pension plans in 2018.  For the six months ended June 30, 2018, contributions of $1,150 have been made.  The Company expects to contribute the remaining $1,150 over the final two quarters of 2018.

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

On May 7, 2018, the Board awarded stock to non-employee directors effective May 7, 2018.  This stock award vested immediately.  On May 7, 2018, the Compensation Committee awarded restricted stock to officers and key employees effective May 7, 2018.  This restricted stock award vests ratably over three years beginning May 7, 2018.

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

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2018.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	1,127	$37.76
Granted	3,743	$32.70
Vested	(1,624)	$33.56
Forfeited	-	-
Nonvested at end of the period	3,246	$34.03

For the three months ended June 30, 2018 and 2017, the statement of income includes $53 and $32 of stock-based compensation and related recognized tax benefits of $15 and $13, respectively.  For the six months ended June 30, 2018 and 2017, the statement of income includes $57 and $34 of stock-based compensation and related recognized tax benefits of $16 and $14, respectively.  The total fair value of the shares vested in the six months ended June 30, 2018 was $55.  Total stock based compensation related to nonvested awards not yet recognized is $110 which will be recognized over the next three years.

13.	Income Taxes

 The 2017 Tax Act among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.

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

The Company's effective tax rate was 7.6% and 31.8% for the three months ended June 30, 2018 and 2017, respectively, and 16.2% and 29.7% for the six months ended June 30, 2018 and 2017, respectively.  The Company's effective tax rate is lower for the three and six months ended June 30, 2018 compared to 2017, due to the lower Federal income tax rate and a higher level of eligible asset improvements that were placed in service.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period and the full implementation of the 2017 Tax Act.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.  This ASU requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period.  The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations.  In addition, only the service cost component may be eligible for capitalization where applicable.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company adopted the standard on January 1, 2018.  The adoption of this standard resulted in the reclassification on the statements of income of the components of net periodic pension cost other than service cost from operating expenses to other pension costs in other income (expenses) of $321 and $305 for the three months ended June 30, 2018 and 2017, respectively, and $642 and $610 for the six months ended June 30, 2018 and 2017, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption was permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company adopted the standard on January 1, 2018.  The Company determined that the revenue recognized under the new standard is materially the same as it recognized under previous guidance.  In addition, the Company determined the timing of when the revenue is recognized is materially the same as it recognized under previous guidance.  As a result, there is no impact on its results of operations or cash flows.  The Company has complied with the new disclosure requirements included in this standard which does have a significant impact on its disclosures.  The Company selected the modified retrospective transition method, but based on the determination that there was no change to its revenue recognition, no cumulative effect of the changes was required to be recorded.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of June 30, 2018, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 19.0 million gallons.  The Company's service territory had an estimated population of 198,000 as of December 31, 2017.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2018 Compared
With Three Months Ended June 30, 2017

Net income for the second quarter of 2018 was $3,305, an increase of $370, or 12.6%, from net income of $2,935 for the same period of 2017.  The primary contributing factor to the increase was lower income taxes which were partially offset by higher operating expenses, lower operating revenues and a decreased allowance for funds used during construction.

Operating revenues for the three months ended June 30, 2018, decreased $228, or 1.9%, from $12,254 for the three months ended June 30, 2017 to $12,026 for the corresponding 2018 period.  The PPUC, in conjunction with its review of the effects of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, issued an order which directs utilities with pending rate cases, including the Company, to address the issues related to the 2017 Tax Act in the context of an overall review of the Company's rates and rate structure in lieu of any immediate action.  (See Note 10 to the financial statements included herein for additional details.)  The Company expects to be required to give the benefit back to customers.  On this basis, the Company has reduced revenue by $572 by recording a regulatory liability for the difference in calculated current federal income taxes and deferred federal income taxes on accelerated depreciation from 34% to 21%.  The regulatory liability is a temporary tax difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  Lower per capita consumption also affected revenues.  Total per capita consumption for the second quarter of 2018 was approximately 0.5% lower than the same period last year.  The reductions in revenues were partially offset by increased revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $374.  The DSIC allows the Company to add a charge to customers' water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  Growth in the customer base also added to revenues.  The average number of customers served in the 2018 period increased as compared to the 2017 period by 742 customers, from 69,261 to 70,003 customers.

Operating expenses for the second quarter of 2018 increased $288, or 4.5%, from $6,420 for the second quarter of 2017 to $6,708 for the corresponding 2018 period.  The increase was primarily due to higher expenses of approximately $102 for West York Borough wastewater operating expenses and $91 for company-wide maintenance.  Also adding to the increase were higher expenses of $52 for information technology, $48 for a consulting engagement, and $39 for wages and employee benefits.  Other expenses increased by a net of $18.  The increase was partially offset by reduced depreciation expense of $62 due to an adjustment to depreciation rates.

Interest on debt for the second quarter of 2018 increased $50, or 3.8%, from $1,326 for the second quarter of 2017 to $1,376 for the corresponding 2018 period.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $6,819 for the second quarter of 2018 and $1,374 for the second quarter of 2017.  The weighted average interest rate on the lines of credit was 3.16% and 2.06%, for the quarters ended June 30, 2018 and 2017, respectively.

Allowance for funds used during construction decreased $165, from $196 in the second quarter of 2017 to $31 in the corresponding 2018 period, due to a planned lower volume of eligible construction.  Eligible 2017 construction expenditures included an investment in an additional raw water pumping station and force main project.

Other income (expenses), net for the second quarter of 2018 reflects decreased expenses of $17 as compared to the same period of 2017.  Higher earnings on life insurance policies of approximately $16 and lower retirement expenses of $8 were the primary reasons for the decrease.  Other expenses decreased by a net of $15.  The decreased expenses were partially offset by higher charitable contributions of approximately $22.

Income taxes for the second quarter of 2018 decreased $1,100, or 80.3%, compared to the same period of 2017 due to the effects of the 2017 Tax Act, and a higher volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  (See the Income Taxes, Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.)  The Company's effective tax rate was 7.6% for the second quarter of 2018 and 31.8% for the second quarter of 2017.

Six Months Ended June 30, 2018 Compared
With Six Months Ended June 30, 2017

Net income for the first six months of 2018 was $5,899, an increase of $383, or 6.9%, from net income of $5,516 for the same period of 2017.  The primary contributing factors to the increase were lower income taxes and higher operating revenues, which were partially offset by higher operating expenses and a decreased allowance for funds used during construction.

Operating revenues for the first six months of 2018 increased $126, or 0.5%, from $23,544 for the first six months of 2017 to $23,670 for the corresponding 2018 period.  The primary reasons for the increase were revenues from the DSIC of $854 and the 2017 West York Borough wastewater acquisition of $125.  Growth in the water customer base also added to revenues.  The average number of water customers served in the 2018 period increased as compared to the 2017 period by 742 customers, from 66,822 to 67,564 customers.  The average number of wastewater customers served in the 2018 period increased as compared to the 2017 period by 552 customers, from 1,735 to 2,287 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption.  Total per capita consumption for the six months of 2018 was approximately 0.7% lower than the same period last year.  The Company reduced revenue by $983 for year-to-date period by recording a regulatory liability for the difference in calculated current federal income taxes and deferred federal income taxes on accelerated depreciation between 34% and 21%.  The regulatory liability is a temporary tax difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  This treatment and amounts may change in future periods upon completion of the pending rate case.  For the remainder of the year, the Company expects revenues to increase slightly due to the DSIC, higher summer demand, and the continued increase in the number of water and wastewater customers from and growth within the Company's service territory.  Other regulatory actions, including the impact of the 2017 Tax Act, and weather patterns could impact results.

Operating expenses for the first six months of 2018 increased $664, or 5.3%, from $12,548 for the first six months of 2017 to $13,212 for the corresponding 2018 period.  The increase was primarily due to higher expenses of approximately $262 for West York Borough wastewater operating expenses, $168 for distribution system maintenance, and $98 for depreciation.  Also adding to the increase were higher expenses of $50 for water treatment, $48 for a consulting engagement, and $42 for information technology.  Other expenses increased by a net of $93.  The increase was partially offset by lower expenses of approximately $56 for legal expenses due to the absence of expenses for a tariff modification and lead disclosure, and $41 for health insurance.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise and the full cost to operate the West York Borough wastewater collection system are incurred.  Overall, increases in operating expenses are expected to outpace growth in revenue in the short-term.

Interest on debt for the first six months of 2018 increased $98, or 3.7%, from $2,642 for the first six months of 2017 to $2,740 for the corresponding 2018 period.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $6,702 for the first six months of 2018 and $691 for the first six months of 2017.  The weighted average interest rate on the lines of credit was 3.00% and 1.03%, for the six months ended June 30, 2018 and 2017, respectively.  Interest expense for the remainder of the year is expected to be higher due to continued borrowings under lines of credit and increases in short-term interest rates.

Allowance for funds used during construction decreased $196, from $319 for the first six months of 2017 to $123 in the corresponding 2018 period, due to a planned lower volume of eligible construction.  Eligible 2017 construction expenditures included an investment in an additional raw water pumping station and force main project.  Allowance for funds used during construction for the remainder of the year is expected to remain consistent with the first six months of 2018 based on a projected increase in the amount of eligible construction offset by the completion of the raw water pumping station project.

Other income (expenses), net for the first six months of 2018 reflects decreased expenses of $61 as compared to the same period of 2017.  Higher earnings on life insurance policies of approximately $58 were the primary reasons for the decrease.  Other expenses decreased by a net of $14.  The decreased expenses were partially offset by higher charitable contributions of $11.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the six months of 2018 decreased $1,186, or 51.0%, compared to the same period of 2017 due to the effects of the 2017 Tax Act, and a higher volume of asset improvements eligible for the tax benefit under the IRS TPR.  The Company's effective tax rate was 16.2% for the first six months of 2018 and 29.7% for the first six months of 2017.  The Company's effective tax rate for the remainder of 2018 will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR and the full implementation of the 2017 Tax Act.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

Effective July 1, 2018, the Company's tariff included a DSIC on revenues of 4.28%.

The benefit from the implementation of the IRS TPR and the 2017 Tax Act impacts the rate matters of the Company.  The currently pending rate case took into account the lower income taxes which resulted from the implementation of the IRS TPR, as well as the lower income taxes from the 2017 Tax Act, effectively reducing the amount of revenue required and lowering the Company's rate increase request.

Acquisitions and Growth

On October 8, 2013, the Company signed an agreement to purchase the wastewater assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2019, at which time the Company will add approximately 30 commercial and industrial wastewater customers.

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

Capital Expenditures

For the six months ended June 30, 2018, the Company invested $6,606 in construction expenditures for routine items and the completion of a raw water pumping station, as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2018 of approximately $13,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, dam improvements, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2018.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2018.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand during 2017 primarily as a result of higher capital expenditures and repurchase of common stock. Subsequently, the Company has borrowed $7,234 on its lines of credit and incurred a cash overdraft on its cash management account of $626 as of June 30, 2018.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended June 30, 2018, lower revenue as compared to the end of 2017 resulted in an decrease in accounts receivable as reflected on the statement of cash flows.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2018, the Company generated $8,531 internally from operations as compared to the $9,366 it generated during the first six months of 2017 primarily due to higher income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2018, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates of LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $7,234 in outstanding borrowings under its lines of credit as of June 30, 2018.  The weighted average interest rate on line of credit borrowings as of June 30, 2018 was 3.26%.  In the second quarter of 2018, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2020, it renewed its $10,000 committed line of credit and extended the maturity date to September 2019, and it renewed its $7,500 line of credit, lowering the interest rate to LIBOR plus 1.15% and extended the maturity date to June 2020.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on most of its facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2018.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding these restrictions.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 43.6% as of June 30, 2018 and 43.7% as of December 31, 2017.  The Company began using its lines of credit in 2017 and expects the debt to total capitalization ratio to increase with additional line of credit borrowings.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2018.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 56.4% as of June 30, 2018 and 56.3% as of December 31, 2017.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $1,855 through June 30, 2018 and is included in utility plant.  Additional costs of approximately $152 are expected to complete the replacements, and have been integrated into the Company's annual capital budgets.

Due to its exceedance in 2016, the Company was required under the LCR to complete two rounds of compliance testing at the customer's tap in 2017.  The water samples did not exceed the action level either time.  As a result, the Company was able to reduce its monitoring to annual compliance tests beginning in 2018.  The Company completed its compliance testing at the customer's tap in 2018 and the water samples did not exceed the action level.  In addition, the Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $1 and $4 for the three months ended June 30, 2018 and 2017, respectively, and $3 and $11 for the six months ended June 30, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $235 through June 30, 2018 and is included as a regulatory asset.  Additional replacements are expected to be approximately $18 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through June 30, 2018 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2018.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2020), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2020 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2020 and carries an interest rate of LIBOR plus 1.15%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2019 and carries an interest rate of LIBOR plus 1.20%.  The Company had $6,234 in outstanding borrowings under its $13,000 line of credit and $1,000 in outstanding borrowings under its $10,000 line of credit as of June 30, 2018.  The weighted average interest rate on line of credit borrowings as of June 30, 2018 was 3.26%.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 5 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 1.51% during the three months ended June 30, 2018 and 1.37% during the six months ended June 30, 2018.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

In addition to the interest rate swap agreement, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association ("the Bank"), dated as of May 1, 2008, in order to enhance the marketability of and to minimize the interest rate on the 2008 Bonds.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the 2008 Bonds.  The current expiration date of the letter of credit is June 30, 2020.  It is reviewed annually for a potential extension of the expiration date.  The Company's responsibility under this agreement is to reimburse the Bank on a timely basis for interest payments made to the bondholders and for any tendered bonds that could not be remarketed.  The Company has fourteen months from the time bonds are tendered to reimburse the Bank.  If the direct pay letter of credit is not renewed, the Company would be required to pay the Bank immediately for any tendered bonds and reclassify a portion of the bonds as current liabilities.  In addition, the interest rate swap agreement would terminate causing a potential payment by the Company to the counterparty.  Both the letter of credit and the swap agreement can potentially be transferred upon this type of event.

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

THE YORK WATER COMPANY

/s/ Jeffrey R. Hines
Date: August 2, 2018	Jeffrey R. Hines Principal Executive Officer

/s/ Matthew E. Poff
Date: August 2, 2018	Matthew E. Poff Principal Financial and Accounting Officer