Form 10-Q
period 2018-09-30
YORK WATER CO
filed 2018-11-02
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Small Reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,931,777 Shares outstanding as of November 2, 2018

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2018	Dec. 31, 2017
ASSETS
UTILITY PLANT, at original cost	$377,647	$365,767
Plant acquisition adjustments	(3,191)	(3,234)
Accumulated depreciation	(78,146)	(73,746)
Net utility plant	296,310	288,787

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $406 in 2018 and $387 in 2017	718	737

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $330 in 2018 and $305 in 2017	4,723	4,547
Unbilled revenues	2,332	2,459
Materials and supplies inventories, at cost	953	906
Prepaid expenses	1,037	697
Total current assets	9,047	8,611

OTHER LONG-TERM ASSETS:
Note receivable	255	255
Deferred regulatory assets	30,386	30,331
Other assets	3,634	3,309
Total other long-term assets	34,275	33,895

Total Assets	$340,350	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2018	Dec. 31, 2017

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,928,085 in 2018 and 12,872,742 in 2017	$80,817	$79,201
Retained earnings	43,455	40,204
Total common stockholders' equity	124,272	119,405

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	79,289	90,098

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	1,000	1,000
Current portion of long-term debt	11,041	44
Accounts payable	4,076	3,136
Dividends payable	1,914	1,892
Accrued compensation and benefits	1,113	1,134
Accrued income taxes	132	531
Accrued interest	1,437	989
Other accrued expenses	425	419
Total current liabilities	21,138	9,145

DEFERRED CREDITS:
Customers' advances for construction	6,855	6,324
Deferred income taxes	37,103	34,754
Deferred employee benefits	5,575	7,075
Deferred regulatory liabilities	25,497	24,372
Other deferred credits	1,573	2,196
Total deferred credits	76,603	74,721

Contributions in aid of construction	39,048	38,661

Total Stockholders' Equity and Liabilities	$340,350	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

OPERATING REVENUES	$12,698	$12,692	$36,368	$36,236

OPERATING EXPENSES:
Operation and maintenance	2,280	2,362	7,197	6,650
Administrative and general	1,944	1,931	6,193	6,203
Depreciation and amortization	1,770	1,697	5,235	5,064
Taxes other than income taxes	275	250	856	871
	6,269	6,240	19,481	18,788

Operating income	6,429	6,452	16,887	17,448

OTHER INCOME (EXPENSES):
Interest on debt	(1,377)	(1,346)	(4,117)	(3,988)
Allowance for funds used during construction	53	311	176	630
Other pension costs	(322)	(305)	(964)	(915)
Other income (expenses), net	(54)	(73)	(213)	(293)
	(1,700)	(1,413)	(5,118)	(4,566)

Income before income taxes	4,729	5,039	11,769	12,882

Income taxes	929	1,108	2,070	3,435

Net Income	$3,800	$3,931	$9,699	$9,447

Basic Earnings Per Share	$0.29	$0.31	$0.75	$0.74

Diluted Earnings Per Share	$0.29	$0.31	$0.75	$0.74

Cash Dividends Declared Per Share	$0.1666	$0.1602	$0.4998	$0.4806

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2018 and 2017

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2017	12,872,742	$79,201	$40,204	$119,405
Net income	-	-	9,699	9,699
Dividends	-	-	(6,448)	(6,448)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	51,600	1,548	-	1,548
Stock-based compensation	3,743	68	-	68
Balance, September 30, 2018	12,928,085	$80,817	$43,455	$124,272

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2016	12,852,295	$78,513	$35,548	$114,061
Net income	-	-	9,447	9,447
Dividends	-	-	(6,175)	(6,175)
Retirement of common stock	(37,229)	(1,263)	-	(1,263)
Issuance of common stock under
dividend reinvestment, direct stock and
employee stock purchase plans	42,861	1,462	-	1,462
Stock-based compensation	1,505	41	-	41
Balance, September 30, 2017	12,859,432	$78,753	$38,820	$117,573

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months Ended September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,699	$9,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,235	5,064
Stock-based compensation	68	41
Increase in deferred income taxes	298	2,102
Other	234	59
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(253)	(306)
Decrease in recoverable income taxes	-	282
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(4,741)	(4,642)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	3,821	2,674
Increase in accrued interest and taxes	49	695
Net cash provided by operating activities	14,410	15,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $98 in 2018 and $352 in 2017	(10,664)	(20,628)
Acquisitions of water and wastewater systems	-	(472)
Cash received from surrender of life insurance policies	108	-
Net cash used in investing activities	(10,556)	(21,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,289	1,315
Repayments of customer advances	(371)	(288)
Proceeds of long-term debt issues	20,319	15,896
Repayments of long-term debt	(20,239)	(11,683)
Borrowings under short-term line of credit agreements	-	1,000
Changes in cash overdraft position	26	1,206
Repurchase of common stock	-	(1,263)
Issuance of common stock	1,548	1,462
Dividends paid	(6,426)	(6,168)
Net cash provided by (used in) financing activities	(3,854)	1,477

Net change in cash and cash equivalents	-	(4,207)
Cash and cash equivalents at beginning of period	2	4,209
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,470	$3,018
Income taxes	2,050	379

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $1,871 in 2018 and $1,719 in 2017 for the construction of utility plant.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	Reclassifications

Certain 2017 amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on the balance sheets, net income, the statements of common stockholders' equity, or the statements of cash flows.

3.	Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Sept. 30, 2018	As of Dec. 31, 2017	Change

Accounts receivable – customers	$4,648	$4,661	$(13)
Other receivables	405	191	214
	5,053	4,852	201
Less: allowance for doubtful accounts	(330)	(305)	(25)
Accounts receivable, net	$4,723	$4,547	$176

Unbilled revenue	$2,332	$2,459	$(127)

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

Net income of $3,800 and $3,931 for the three months ended September 30, 2018 and 2017, respectively, and $9,699 and $9,447 for the nine months ended September 30, 2018 and 2017, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Weighted average common shares, basic	12,912,833	12,847,135	12,895,144	12,845,388
Effect of dilutive securities:
Employee stock-based compensation	196	121	120	74
Weighted average common shares, diluted	12,913,029	12,847,256	12,895,264	12,845,462

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or nine months ended September 30, 2018.  During the three and nine months ended September 30, 2017, the Company repurchased 0 and 37,229 shares, respectively.  As of September 30, 2018, 618,004 shares remain authorized for repurchase.

5.	Debt

	As of Sept. 30, 2018	As of Dec. 31, 2017

10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	41	74
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Committed Lines of Credit, due 2020	5,502	5,389
Total long-term debt	92,913	92,833
Less discount on issuance of long-term debt	(206)	(215)
Less unamortized debt issuance costs	(2,377)	(2,476)
Less current maturities	(11,041)	(44)
Long-term portion	$79,289	$90,098

In the second quarter of 2018, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2020, it renewed its $10,000 committed line of credit and extended the maturity date to September 2019, and it renewed its $7,500 committed line of credit, lowering the interest rate to LIBOR plus 1.15% and extended the maturity date to June 2020.

6.	Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 1.92% and 2.43% during the three months ended September 30, 2018 and 2017, respectively, and 2.02% and 2.53% during the nine months ended September 30, 2018 and 2017, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income or loss and the ineffective portion being recognized in earnings using the cash flow hedge accounting rules provided by the derivative accounting standards, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $58 and $74 during the three months ended September 30, 2018 and 2017, respectively, and $183 and $229 during the nine months ended September 30, 2018 and 2017, respectively. The overall swap result was a (gain) loss of $(87) and $44 for the three months ended September 30, 2018 and 2017, respectively, and a (gain) loss of $(434) and $173 for the nine months ended September 30, 2018 and 2017, respectively. The Company expects to reclassify $192 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On February 9, 2018, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2018.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2018, the Company would have been required to pay the counterparty approximately $1,598.

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

Description	September 30, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,573	$1,573

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2018.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2018.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $25 as of September 30, 2018.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2017 is shown in the table below.

Description	December 31, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,196	$2,196

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $92,913 at September 30, 2018, and $92,833 at December 31, 2017, had an estimated fair value of approximately $99,000 and $108,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at September 30, 2018 of $6,855 and $255, respectively.  At December 31, 2017, customers' advances for construction and note receivable had carrying values of $6,324 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.	Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,059 through September 30, 2018 and is included in utility plant.  Additional costs of approximately $112 are expected to complete the replacements, and have been integrated into the Company's annual capital budgets.

Due to its exceedance in 2016, the Company was required under the LCR to complete two rounds of compliance testing at the customer's tap in 2017.  The water samples did not exceed the action level either time.  As a result, the Company was able to reduce its monitoring to annual compliance tests beginning in 2018.  The Company completed its compliance testing at the customer's tap in 2018 and the water samples did not exceed the action level.  In addition, the Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $1 and $2 for the three months ended September 30, 2018 and 2017, respectively, and $4 and $13 for the nine months ended September 30, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $264 through September 30, 2018 and is included as a regulatory asset.  Additional replacements are expected to be approximately $13 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through September 30, 2018 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

9.	Revenue

The following table shows the Company's revenues disaggregated by service and customer type.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Water utility service
Residential	$7,969	$7,886	$22,740	$22,690
Commercial and industrial	3,598	3,616	10,093	10,128
Fire protection	744	739	2,178	2,207
Wastewater utility service
Residential	186	235	696	608
Commercial and industrial	46	57	171	135
Billing and revenue collection services	16	16	48	48
Collection services	13	14	45	49
Other revenue	3	6	15	19
Total Revenue from Contracts with Customers	12,575	12,569	35,986	35,884
Rents from regulated property	123	123	382	352
Total Operating Revenue	$12,698	$12,692	$36,368	$36,236

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

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 30, 2018, and sought an annual increase in water rates of $6,399 and an annual increase in wastewater rates of $289.  The Company, the Office of Consumer Advocate, the Office of Small Business Advocate and the PPUC's Bureau of Investigation and Enforcement have reached a tentative settlement agreement to increase water rates to produce approximately $3,361 in additional annual revenues and to increase wastewater rates to produce approximately $289 in additional annual revenues.  The settlement agreement is subject to PPUC approval and would be effective on March 1, 2019.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The Company's earnings are currently below the regulatory benchmark allowing the Company to collect DSIC.  The DSIC provided revenues of $512 and $1,428 for the three and nine months ended September 30, 2018, respectively, and revenues of $405 and $467 for the three and nine months ended September 30, 2017.

On May 17, 2018, the PPUC, in conjunction with its review of the effects of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, issued an order which directs utilities with pending rate cases, including the Company, to address the issues related to the 2017 Tax Act in the context of an overall review of the Company's rates and rate structure in lieu of any immediate action.  The PPUC expects the Company and the other interested parties to address the effect of the federal tax rate reduction on the rates charged during the rate case review, including whether a retroactive surcharge or other measure is necessary to account for the tax rate change that became effective January 1, 2018. The Company addressed this issue in its tentative settlement agreement and has agreed to return $2,117 to ratepayers as a reconcilable negative surcharge to bills generated from March 2019 through February 2020.  Based on this agreement, the Company recorded a regulatory liability of $1,314 as of September 30, 2018 by reducing revenue by $1,191 for the nine months ended September 30, 2018 including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $123 from excess accumulated deferred income taxes recorded at December 31, 2017.  The settlement agreement is subject to PPUC approval, but the Company does not expect this treatment to change in future periods.

11.	Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Service cost	$253	$270	$761	$810
Interest cost	378	398	1,136	1,194
Expected return on plan assets	(698)	(599)	(2,094)	(1,796)
Amortization of actuarial loss	102	123	305	369
Amortization of prior service cost	(3)	(3)	(10)	(9)
Rate-regulated adjustment	543	386	1,627	1,157
Net periodic pension expense	$575	$575	$1,725	$1,725

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $2,300 to its pension plans in 2018.  For the nine months ended September 30, 2018, contributions of $1,725 have been made.  The Company expects to contribute the remaining $575 during the final quarter of 2018.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2018.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	1,127	$37.76
Granted	3,743	$32.70
Vested	(1,624)	$33.56
Forfeited	-	-
Nonvested at end of the period	3,246	$34.03

For the three months ended September 30, 2018 and 2017, the statement of income includes $11 and $7 of stock-based compensation, respectively, and related recognized tax benefits of $3 in each period.  For the nine months ended September 30, 2018 and 2017, the statement of income includes $68 and $41 of stock-based compensation and related recognized tax benefits of $19 and $17, respectively.  The total fair value of the shares vested in the nine months ended September 30, 2018 was $55.  Total stock based compensation related to nonvested awards not yet recognized is $110 which will be recognized over the remaining three year vesting period.

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

The Company's effective tax rate was 19.6% and 22.0% for the three months ended September 30, 2018 and 2017, respectively, and 17.6% and 26.7% for the nine months ended September 30, 2018 and 2017, respectively.  The Company's effective tax rate is lower for the three and nine months ended September 30, 2018 compared to 2017, due to the lower Federal income tax rate. The level of eligible asset improvements placed in service was lower for three months ended September 30, 2018 but higher for the nine months ended September 30, 2018 as compared to 2017.  The effective tax rate will vary depending on the level of eligible asset improvements that are placed in service each period and the full implementation of the 2017 Tax Act.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.  This ASU requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period.  The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations.  In addition, only the service cost component may be eligible for capitalization where applicable.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company adopted the standard on January 1, 2018.  The adoption of this standard resulted in the reclassification on the statements of income of the components of net periodic pension cost other than service cost from operating expenses to other pension costs in other income (expenses) of $322 and $305 for the three months ended September 30, 2018 and 2017, respectively, and $964 and $915 for the nine months ended September 30, 2018 and 2017, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company has not identified any material leases under this standard, so it expects the adoption will not have a material effect on its financial position, results of operations and cash flows.  The Company will continue to evaluate ASU No. 2016-02 through the date of adoption.

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
Forward-looking Statements

Certain statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company's business strategy; statements including, but not limited to:

•	the amount and timing of rate changes and other regulatory matters including the recovery of costs recorded as regulatory assets;
•	expected profitability and results of operations;
•	trends;
•	goals, priorities and plans for, and cost of, growth and expansion;
•	strategic initiatives;
•	availability of water supply;
•	water usage by customers; and
•	the ability to pay dividends on common stock and the rate of those dividends.

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company's credit rating or the market price of its common stock;
•	the ability to obtain financing; and
•	other matters set forth in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of September 30, 2018, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 19.5 million gallons.  The Company's service territory had an estimated population of 198,000 as of December 31, 2017.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2018 Compared
With Three Months Ended September 30, 2017

Net income for the third quarter of 2018 was $3,800, a decrease of $131, or 3.3%, from net income of $3,931 for the same period of 2017.  The primary contributing factors to the decrease were a decreased allowance for funds used during construction, higher interest on debt, and increased operating expenses, which were partially offset by lower income taxes.

Operating revenues for the third quarter of 2018 increased $6, from $12,692 for the three months ended September 30, 2017 to $12,698 for the corresponding 2018 period.  The primary reason for the increase was revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $107.  Growth in the customer base also added to revenues.  The average number of total customers served in the 2018 period increased as compared to the 2017 period by 577 customers, from 69,578 to 70,155 customers.  The PPUC, in conjunction with its review of the effects of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, issued an order which directs utilities with pending rate cases, including the Company, to address the issues related to the 2017 Tax Act in the context of an overall review of the Company's rates and rate structure in lieu of any immediate action.  The Company has agreed through its tentative settlement agreement to give the benefit back to customers.  (See Note 10 to the financial statements included herein for additional details.)  On this basis, the Company has reduced revenue by $208 by recording a regulatory liability for the portion it has agreed to give back to customers including the gross-up of revenue necessary to return, in rates, the effect of the temporary tax difference.  Lower per capita consumption also affected revenues.  Total per capita consumption for the 2018 period was approximately 0.1% lower than the same period last year.

Operating expenses for the third quarter of 2018 increased $29, or 0.5%, from $6,240 for the third quarter of 2017 to $6,269 for the corresponding 2018 period.  The increase was primarily due to higher expenses of approximately $73 for depreciation, $50 for wages and employee benefits, $32 for purchased power, and $22 for water treatment.  Other expenses increased by a net of $2.  The increase was partially offset by reduced expenses of approximately $111 for West York Borough wastewater operating expenses and $39 for health insurance.

Interest on debt for the third quarter of 2018 increased $31, or 2.3%, from $1,346 for the third quarter of 2017 to $1,377 for the corresponding 2018 period.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $7,355 for the third quarter of 2018 and $4,944 for the third quarter of 2017.  The weighted average interest rate on the lines of credit was 3.29% and 2.44%, for the quarters ended September 30, 2018 and 2017, respectively.

Allowance for funds used during construction decreased $258, from $311 in the third quarter of 2017 to $53 in the corresponding 2018 period, due to a planned lower volume of eligible construction.  Eligible 2017 construction expenditures included an investment in an additional raw water pumping station and force main project.

Other income (expenses), net for the third quarter of 2018 reflects decreased expenses of $19 as compared to the same period of 2017.  Higher earnings on life insurance policies of approximately $9 and lower retirement expenses of $9 were the primary reasons for the decrease.  Other expenses decreased by a net of $1.

Income taxes for the third quarter of 2018 decreased $179, or 16.2%, compared to the same period of 2017 due to the effects of the 2017 Tax Act, partially offset by a lower volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  (See the Income Taxes, Deferred Income Taxes and Uncertain Tax Positions section included herein for additional details.)  The Company's effective tax rate was 19.6% for the third quarter of 2018 and 22.0% for the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared
With Nine Months Ended September 30, 2017

Net income for the first nine months of 2018 was $9,699, an increase of $252, or 2.7%, from net income of $9,447 for the same period of 2017.  The primary contributing factors to the increase were lower income taxes and higher operating revenues, which were partially offset by increased operating expenses, a decreased allowance for funds used during construction, and higher interest on debt.

Operating revenues for the first nine months of 2018 increased $132, or 0.4%, from $36,236 for the first nine months of 2017 to $36,368 for the corresponding 2018 period.  The primary reasons for the increase were revenues from the DSIC of $961 and the 2017 West York Borough wastewater acquisition of $126.  Growth in the water customer base also added to revenues.  The average number of water customers served in the 2018 period increased as compared to the 2017 period by 687 customers, from 66,977 to 67,664 customers.  The average number of wastewater customers served in the 2018 period increased as compared to the 2017 period by 369 customers, from 1,920 to 2,289 customers, due to the acquisition.  The increase in revenue was partially offset by lower per capita consumption.  Total per capita consumption for the nine months of 2018 was approximately 0.5% lower than the same period last year.  The Company reduced revenue by $1,191 for year-to-date period by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers including the gross-up of revenue necessary to return, in rates, the effect of the temporary tax difference.  The settlement agreement is subject to PPUC approval, but the Company does not expect this treatment to change in future periods.  For the remainder of the year, the Company expects revenues to increase slightly due to the DSIC and the continued increase in the number of water and wastewater customers from and growth within the Company's service territory.  Other regulatory actions, including the impact of the 2017 Tax Act, and weather patterns could impact results.

Operating expenses for the first nine months of 2018 increased $693, or 3.7%, from $18,788 for the first nine months of 2017 to $19,481 for the corresponding 2018 period.  The increase was primarily due to higher expenses of approximately $171 for depreciation, $165 for distribution system maintenance, and $151 for West York Borough wastewater operating expenses.  Also adding to the increase were higher expenses of $79 for wages and employee benefits, $72 for water treatment, $59 for information technology, and $48 for a consulting engagement.  Other expenses increased by a net of $81.  The increase was partially offset by lower expenses of approximately $81 for health insurance, and $52 for legal expenses due to the absence of expenses for a tariff modification and lead disclosure.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise and the full cost to operate the West York Borough wastewater collection system is incurred.  Overall, increases in operating expenses are expected to outpace growth in revenue in the short-term.

Interest on debt for the first nine months of 2018 increased $129, or 3.2%, from $3,988 for the first nine months of 2017 to $4,117 for the corresponding 2018 period.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $6,922 for the first nine months of 2018 and $2,124 for the first nine months of 2017.  The weighted average interest rate on the lines of credit was 3.10% and 1.51%, for the nine months ended September 30, 2018 and 2017, respectively.  Interest expense for the remainder of the year is expected to be higher due to continued borrowings under lines of credit and increases in short-term interest rates.

Allowance for funds used during construction decreased $454, from $630 for the first nine months of 2017 to $176 in the corresponding 2018 period, due to a planned lower volume of eligible construction.  Eligible 2017 construction expenditures included an investment in an additional raw water pumping station and force main project.  Allowance for funds used during construction for the remainder of the year is expected to remain consistent with the first nine months of 2018 based on a projected increase in the amount of eligible construction offset by the completion of the raw water pumping station project.

Other income (expenses), net for the first nine months of 2018 reflects decreased expenses of $80 as compared to the same period of 2017.  Higher earnings on life insurance policies of approximately $67 and lower retirement expenses of $8 were the primary reasons for the decrease.  Other expenses decreased by a net of $16.  The decreased expenses were partially offset by higher charitable contributions of $11.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the nine months of 2018 decreased $1,365, or 39.7%, compared to the same period of 2017 due to the effects of the 2017 Tax Act, and a higher volume of asset improvements eligible for the tax benefit under the IRS TPR.  The Company's effective tax rate was 17.6% for the first nine months of 2018 and 26.7% for the first nine months of 2017.  The Company's effective tax rate for the remainder of 2018 will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR and the full implementation of the 2017 Tax Act.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

Effective October 1, 2018, the Company's tariff included a DSIC on revenues of 4.82%.

The benefit from the implementation of the IRS TPR and the 2017 Tax Act impacts the rate matters of the Company.  The currently pending rate case settlement took into account the lower income taxes which resulted from the implementation of the IRS TPR, as well as the lower income taxes from the 2017 Tax Act, effectively reducing the amount of revenue required and lowering the Company's rate increase request.

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

On October 25, 2018, the Company signed an agreement to purchase the wastewater collection assets of the Jacobus Borough Sewer Authority in York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the third quarter of 2019 at which time the Company will add approximately 700 wastewater customers.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2018 at which time the Company will begin construction of a water main extension to a single point of interconnection and either supply a minimum agreed upon amount of water to the authority, receive a payment in lieu of water, or provide water during an emergency, at current tariff rates.

Capital Expenditures

For the nine months ended September 30, 2018, the Company invested $10,664 in construction expenditures for routine items and the completion of a raw water pumping station, as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2018 of approximately $6,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, dam improvements, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2018.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2018 and 2019.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand during 2017 primarily as a result of higher capital expenditures and repurchase of common stock. Subsequently, the Company has borrowed $6,502 on its lines of credit and incurred a cash overdraft on its cash management account of $795 as of September 30, 2018.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended September 30, 2018, higher revenue as compared to the end of 2017 resulted in an increase in accounts receivable as reflected on the statement of cash flows.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company's ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers' water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2018, the Company generated $14,410 internally from operations as compared to the $15,416 it generated during the first nine months of 2017 primarily due to higher income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2018, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates of LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $6,502 in outstanding borrowings under its lines of credit as of September 30, 2018.  The weighted average interest rate on line of credit borrowings as of September 30, 2018 was 3.35%.  In the second quarter of 2018, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2020, it renewed its $10,000 committed line of credit and extended the maturity date to September 2019, and it renewed its $7,500 line of credit, lowering the interest rate to LIBOR plus 1.15% and extended the maturity date to June 2020.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on most of its facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2018 and 2019.

Long-term Debt
The Company's loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding these restrictions.

The Company's total long-term debt as a percentage of the total capitalization, defined as total common stockholders' equity plus total long-term debt, was 42.8% as of September 30, 2018 and 43.7% as of December 31, 2017.  The Company began using its lines of credit in 2017 and expects the debt to total capitalization ratio to increase with additional line of credit borrowings.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2018.

Common Stock
Common stockholders' equity as a percent of the total capitalization was 57.2% as of September 30, 2018 and 56.3% as of December 31, 2017.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company's general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,059 through September 30, 2018 and is included in utility plant.  Additional costs of approximately $112 are expected to complete the replacements and have been integrated into the Company's annual capital budgets.

Due to its exceedance in 2016, the Company was required under the LCR to complete two rounds of compliance testing at the customer's tap in 2017.  The water samples did not exceed the action level either time.  As a result, the Company was able to reduce its monitoring to annual compliance tests beginning in 2018.  The Company completed its compliance testing at the customer's tap in 2018 and the water samples did not exceed the action level.  In addition, the Company is performing in excess of the required actions under the LCR.  Specifically, the Company is providing the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $1 and $2 for the three months ended September 30, 2018 and 2017, respectively, and $4 and $13 for the nine months ended September 30, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a reasonable period of at least four but not more than six years.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $264 through September 30, 2018 and is included as a regulatory asset.  Additional replacements are expected to be approximately $13 under the four-year tariff modification, assuming the average percentage of customer-owned lead service lines that were replaced when company-owned lead service lines were replaced through September 30, 2018 remains consistent over the entire replacement period.  The Company is unable to predict how many lead customer-owned service lines are in use, and, therefore, its current estimate of $1,040 for replacements under the nine-year tariff modification is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company's accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company's most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2018.

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

The Company's operations are exposed to market risks primarily as a result of changes in interest rates under its lines of credit.  The Company has unsecured lines of credit with four banks having a combined maximum availability of $41,500.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2020), and carries an interest rate of LIBOR plus 1.20%.  The second line of credit, in the amount of $11,000, is a committed line of credit, which currently matures in May 2020 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2020 and carries an interest rate of LIBOR plus 1.15%.  The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2019 and carries an interest rate of LIBOR plus 1.20%.  The Company had $3,502 in outstanding borrowings under its $13,000 line of credit, $2,000 in outstanding borrowings under its $7,500 line of credit, and $1,000 in outstanding borrowings under its $10,000 line of credit as of September 30, 2018.  The weighted average interest rate on line of credit borrowings as of September 30, 2018 was 3.35%.  Other than lines of credit, the Company has long-term fixed rate debt obligations that are not subject to interest rate risk as shown in Note 5 to the financial statements included herein, and a variable rate PEDFA loan agreement, which is subject to minimal market risk, described below.

In May 2008, the PEDFA issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Bonds, Series A (the "2008 Bonds").  The proceeds of this bond issue were used to refund the $12,000 PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 which were refunded due to bond insurer downgrading issues.  The PEDFA then loaned the proceeds to the Company pursuant to a variable interest rate loan agreement with a maturity date of October 1, 2029.  The interest rate under this loan agreement averaged 1.39% during the three months ended September 30, 2018 and 1.38% during the nine months ended September 30, 2018.  In connection with the loan agreement, the Company retained its interest rate swap agreement whereby the Company exchanged its floating rate obligation for a fixed rate obligation.  The purpose of the interest rate swap is to manage the Company's exposure to fluctuations in the interest rate.  If the interest rate swap agreement works as intended, the receive rate on the swap should approximate the variable rate the Company pays on the PEDFA Series A 2008 Bond Issue, thereby minimizing its risk.  See Note 6 to the financial statements included herein for additional information regarding the interest rate swap.

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

THE YORK WATER COMPANY

/s/ Jeffrey R. Hines
Date: November 2, 2018	Jeffrey R. Hines Principal Executive Officer

/s/ Matthew E. Poff
Date: November 2, 2018	Matthew E. Poff Principal Financial and Accounting Officer