Form 10-K
period 2018-12-31
YORK WATER CO
filed 2019-03-12
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Small reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES		☒ NO
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2018 was $410,673,686.
As of March 12, 2019 there were 12,945,790 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2019 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy and future prospects; including, but not limited to:

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates, which are less favorable than expected;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock; and
•	the ability to obtain financing.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and two wastewater treatment systems.  The Company operates within its franchised water territory, which covers 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  The Company’s wastewater operations include portions of four municipalities in York County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of December 31, 2018, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 19.5 million gallons.  The Company's service territory had an estimated population of 199,000 as of December 31, 2018.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The federal Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency, or EPA, to develop national quality standards.  Regulations issued under the Act, and its amendments, set standards on the amount of certain contaminants allowable in drinking water.  Current requirements are not expected to have a material impact on the Company’s operations or financial condition as it already meets or exceeds standards.  In the future, the Company may be required to change its method of treating drinking water and may incur additional capital investments if new regulations become effective.

Under the requirements of the Pennsylvania Safe Drinking Water Act, or SDWA, the Pennsylvania Department of Environmental Protection, or DEP, monitors the quality of the finished water supplied to customers.  The DEP requires the Company to submit weekly reports showing the results of daily bacteriological and other chemical and physical analyses. As part of this requirement, the Company conducts over 70,000 laboratory tests annually.  Management believes that the Company complies with the standards established by the agency under the SDWA.  The DEP assists the Company by regulating discharges into the Company’s watershed area to prevent and eliminate pollution.

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

Lead and copper may enter drinking water primarily through plumbing materials.  The Company is required to comply with the Lead and Copper Rule established by the EPA and administered by the DEP.  The Company must monitor drinking water at customer taps for compliance with this rule.  If lead concentrations exceed an action level, the Company must undertake a number of additional actions to control corrosion, inform the public about steps they should take to protect their health and may be required to replace lead service lines under its control.  See “Management’s Discussion and Analysis – Environmental Matters” for a discussion of the Company’s compliance with the Lead and Copper rule.

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company’s impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company’s dams.  The DEP most recently inspected the Company’s dams in 2017 and noted no significant violations.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management has met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to finalize its plans in 2019 and begin armoring one of the dams in 2020.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5.5 million.

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

Growth

During the three year period ended December 31, 2018, the Company continued to grow the number of customers and its distribution facilities.

The following table sets forth certain of the Company’s summary statistical information.

(In thousands of dollars)	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Residential	$31,281	$31,257	$30,218
Commercial and industrial	13,578	13,729	13,760
Other	3,578	3,603	3,606
Total	$48,437	$48,589	$47,584

Average daily water consumption (gallons per day)	19,517,000	18,378,000	18,798,000

Miles of water mains at year-end	980	973	967

Miles of wastewater mains at year-end	19	19	8

Additional water distribution mains installed/acquired (ft.)	36,598	31,709	46,368

Wastewater collection mains acquired (ft.)	-	57,386	-

Number of customers at year-end	70,263	69,604	67,052

Population served at year-end	199,000	198,000	196,000

Executive Officers of the Registrant

The Company presently has 109 full time employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2019 Proxy Statement incorporated herein by reference.

Available Information

The Company makes available free of charge, on or through its website (www.yorkwater.com), its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information about SEC registrants, including the Company.

Shareholders may request, without charge, copies of the Company’s financial reports.  Such requests, as well as other investor relations inquiries, should be addressed to:

Molly E. Norton	The York Water Company	(717) 718-2942
Investor Relations &	130 East Market Street	(800) 750-5561
Communications Administrator	York, PA 17401	mollyn@yorkwater.com

Item 1A.	Risk Factors.

Not applicable.

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

The Company also owns three satellite water systems in Adams County, Pennsylvania.  The Carroll Valley Water System consists of two groundwater wells capable of providing a safe yield of approximately 100,000 gallons per day with a current average daily consumption of 16,000 gallons per day.  The Western Cumberland Water System consists of three groundwater wells capable of providing a safe yield of 144,000 gallons per day with a current average daily consumption of 20,000 gallons per day.  The Eastern Cumberland Water System consists of two groundwater wells capable of providing a safe yield of 122,000 gallons per day with a current average daily consumption of 29,000 gallons per day.

As of December 31, 2018, the Company's present average daily availability was 35.4 million gallons, and daily consumption was approximately 19.5 million gallons.

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

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River several miles south of Wrightsville, PA.  The pumping station is equipped with three Floway Vertical Turbine pumps rated at 6 million gallons per day each.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30 inch and 36 inch ductile iron main to the Company’s upper impounding dam, located at Lake Redman.

In 2018, the new Lake Redman Pumping Station, located in York Township adjacent to Lake Redman, was put into service.  The pumping station is designed to provide a redundant source with the capacity to pump 20 million gallons per day of untreated water through a company-owned 36 inch force main approximately 3.5 miles to the filtration plant, meeting the Company’s daily consumption needs.

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a rated capacity of 39.0 million gallons per day, or MGD, with a maximum supply of 42.0 MGD for short periods if necessary.  Based on an average daily consumption in 2018 of approximately 19.5 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

The Company’s sediment recycling facility is located adjacent to its water filtration plant.  This state of the art facility employs cutting edge technology to remove fine, suspended solids from untreated water.  The Company estimates that through this energy-efficient, environmentally friendly process, approximately 600 tons of sediment will be removed annually, thereby improving the quality of the Codorus Creek watershed.

The Company’s two wastewater treatment facilities are located in East Manchester and Lower Windsor Townships.  The two wastewater treatment plants are each small, packaged, extended aeration activated sludge facilities with a combined average daily flow capacity of 167,000 gallons.  With a projected maximum daily demand of 77,000 gallons, the plants’ flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The distribution system of the Company has approximately 980 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 31 booster stations and 34 standpipes and reservoirs capable of storing approximately 58.1 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

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

Market Information

The common stock of The York Water Company is traded on the NASDAQ Global Select Market under the symbol YORW.

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2018 numbered approximately 1,999.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2018.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also operates three wastewater collection systems and two wastewater treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse effect on revenues.  While the economy in general continued to improve, market conditions were volatile.  The Company experienced decreased revenues in 2018 compared to 2017 as a result of giving back to customers the benefit of tax reform and lower per capita consumption, which were partially offset by revenues from the distribution system improvement charge, or DSIC, an increase in the number of customers served, and the West York Borough wastewater acquisition.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2018, operating revenue was derived from the following sources and in the following percentages: residential, 65%; commercial and industrial, 28%; and other, 7% which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

The Company seeks to grow revenues by increasing the volume of water sold through increases in the number of customers served, making timely and prudent investments in infrastructure replacements, expansion and improvements, and timely filing for rate increases.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as through contractual services and bulk water supply.  The Company’s wastewater business provides additional opportunities to expand.

The Company has entered into agreements with several municipalities to provide sewer billing and collection services.  The Company also has a service line protection program on a targeted basis.  The Company continues to review and consider opportunities to expand both initiatives to further diversify the business.

In addition to increasing revenue, the Company consistently focuses on minimizing costs without sacrificing water quality or customer service.  Paperless billing, expanding online services, negotiation of favorable electric, banking and other costs, as well as taking advantage of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, and the IRS tangible property regulations, or TPR, are examples of the Company’s recent efforts to minimize costs.

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

The Company’s performance in 2018 was strong under the above measures.  Although operating revenues declined slightly in 2018 compared to 2017, the cause of the decline was primarily due to reduced revenue to offset the benefit of the lower income tax rate pursuant to the 2017 Tax Act which will be returned to customers.  This was partially offset by the collection of a DSIC and increases in the number of customers.  Other net expenses were higher in 2018, primarily due to a decreased allowance for funds used during construction.  The Company incurred lower income taxes primarily due to a higher volume of assets improvements eligible for the tax benefit under the IRS TPR and the full impact of the 2017 Tax Act.  The overall effect was an increase in net income in 2018 over 2017 of 3.1% and a return on year end common equity of 10.6%, slightly lower than the 2017 result of 10.9% but consistent with the five-year historical average of 10.6%.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 25.2%.  In 2018, the ratio was higher than the average at 27.6% due primarily to lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2018 Compared with 2017

Net income for 2018 was $13,376, an increase of $402, or 3.1%, from net income of $12,974 for 2017.  The primary contributing factors to the increase were lower income taxes, which were partially offset by increased operating expenses and a decreased allowance for funds used during construction.

Operating revenues for the year decreased $152, or 0.3%, from $48,589 for 2017 to $48,437 for 2018.  The Company reduced revenue by $1,600 for the year by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers as part of its recently approved PPUC rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Total per capita consumption for 2018 was approximately 1.0% lower than 2017.  The decreased revenues were partially offset by revenues from the DSIC of $1,072 and the 2017 West York Borough wastewater acquisition of $126.  Growth in the water customer base also added to revenues.  The average number of water customers served in 2018 increased as compared to 2017 by 671 customers, from 67,061 to 67,732 customers.  The average number of wastewater customers served in 2018 increased as compared to 2017 period by 279 customers, from 2,012 to 2,291 customers, due to the acquisition.  The Company expects revenues for 2019 to increase due to an increase in rates effective March 1, 2019, and the continued increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for 2018 increased $1,024, or 4.1%, from $24,896 for 2017 to $25,920 for 2018.  The increase was primarily due to higher expenses of approximately $280 for distribution system maintenance, $241 for depreciation, and $217 for wages and employee benefits.  Also adding to the increase were higher expenses of $82 for information technology, $77 for West York Borough wastewater operating expenses, $64 for purchased power, $56 for water treatment, and $48 for a consulting engagement.  Other expenses increased by a net of $190.  The increase was partially offset by lower expenses of approximately $142 for health insurance, $49 for legal expenses due to the absence of expenses for a tariff modification and lead disclosure, and $40 for bad debts.  In 2019, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise.

Interest on debt for 2018 increased $161, or 3.0%, from $5,348 for 2017 to $5,509 for 2018.  The increase was primarily due to interest on line of credit borrowings.  The average debt outstanding under the lines of credit was $7,206 for 2018 and $3,132 for 2017.  The weighted average interest rate on the lines of credit was 3.20% for 2018 and 1.76% for 2017.  Interest expense for 2019 is expected to be slightly lower due to the refinancing of 10.17% and 9.60% Senior Notes with 4.54% Senior Notes.

Allowance for funds used during construction decreased $635, from $864 for 2017 to $229 in 2018, due to a planned lower volume of eligible construction.  Eligible 2017 construction expenditures included an investment in an additional raw water pumping station and force main project.  Allowance for funds used during construction for 2019 is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for 2018 reflects decreased expenses of $387 as compared to 2017.  Lower retirement expenses of approximately $184 due primarily to an increase in the discount rate, lower charitable contributions of $139, and higher earnings on life insurance policies of $37 were the primary reasons for the decrease.  Other expenses decreased by a net of $27.  For 2019, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2018 decreased $2,052, or 45.2%, compared to 2017 due to the effects of the 2017 Tax Act, and a higher volume of asset improvements eligible for the tax benefit under the IRS TPR.  The Company’s effective tax rate was 15.7% for 2018 and 25.9% for 2017.  The Company's effective tax rate for 2019 will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR.

Rate Matters

See Note 10 to the Company’s financial statements included herein for a discussion of its rate matters.

Effective January 1, 2019 the Company’s tariff included a DSIC on revenues of 4.82%. The DSIC reset to zero when new base rates took effect on March 1, 2019.

The benefit from the implementation of the IRS TPR impacts the rate matters of the Company.  The most recent rate order took into account the lower income taxes which resulted from the implementation of the IRS TPR, as well as the lower income taxes from the 2017 Tax Act, effectively reducing the amount of revenue required and lowering the Company’s rate increase.

Acquisitions and Growth

See Note 2 to the Company’s financial statements included herein for a discussion of completed acquisitions included in financial results.

On October 8, 2013, the Company signed an agreement to purchase the wastewater collection and treatment assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2019, at which time the Company will add approximately 30 commercial and industrial wastewater customers.

On October 25, 2018, the Company signed an agreement to purchase the wastewater collection assets of the Jacobus Borough Sewer Authority in York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the third quarter of 2019 at which time the Company will add approximately 700 wastewater customers.  These wastewater customers are currently water customers of the Company.

On December 28, 2018, the Company signed an agreement to purchase the wastewater collection and treatment assets of Felton Borough in York County Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2019 at which time the Company will add approximately 130 wastewater customers.

On March 4, 2019, the Company signed an agreement to purchase the wastewater collection assets of West Manheim Township in York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2020 at which time the Company will add approximately 1,800 wastewater customers.  These wastewater customers are currently water customers of the Company.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2019 at which time the Company will begin construction of a water main extension to a single point of interconnection and either supply a minimum agreed upon amount of water to the authority, receive a payment in lieu of water, or provide water during an emergency, at current tariff rates.

Capital Expenditures

During 2018, the Company invested $16,882 in construction expenditures for routine items and the completion of a raw water pumping station, as well as various replacements and improvements to infrastructure including company-owned lead service lines as discussed in Note 8 to the financial statements included herein.  The Company replaced or relined approximately 50,000 feet of main in 2018.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans, and customer advances and contributions from developers, municipalities, customers or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2019 and 2020 of approximately $21,479 and $21,209, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2019 and 2020 expenditures will be for additional main extensions, spillway improvements and the armoring of one of the dams, replacing a water storage tank, expansion of a wastewater treatment plant, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2019 and 2020 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2019 and 2020.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2019 and 2020, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to a line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  The Company fully utilized its cash on hand in 2017.  As of December 31, 2018, the Company borrowed $9,508 under its lines of credit and incurred a cash overdraft on its cash management account of $1,070.  The cash management facility and the other lines of credit are expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2018, the accounts receivable – customers balance increased due to an increase in revenue from increased customer counts and the DSIC.  Other receivables increased due to the timing of a large receivable to fund a capital project which was received in January 2019.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2018, the Company generated $18,372 internally as compared to $20,110 in 2017.  The decrease from 2017 was primarily due to higher income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2018, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $9,508 in outstanding borrowings under its lines of credit as of December 31, 2018.  The weighted average interest rate on line of credit borrowings as of December 31, 2018 was 3.60%.  The Company expects to renew these lines of credit as they mature under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on most of its facilities.  One of the Company’s banks recently reduced the interest rate on its line of credit and extended the maturity from one year to two years.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2019.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the Company’s financial statements included herein for additional information regarding these restrictions.

The Pennsylvania Economic Development Financing Authority Series 2014 bonds contain special redemption provisions. Under these provisions, representatives of deceased beneficial owners have the right to request redemption prior to the stated maturity of all or part of their holding in the bonds.  The Company is not obligated to redeem any individual holding exceeding $25, or aggregate holdings exceeding $300 in any annual period. In 2017 and 2018, no bonds were retired under these provisions. Currently, no additional bonds that meet the special provisions have been tendered for redemption.

The York County Industrial Development Authority Series 2006 bonds are subject to optional redemption provisions that allow the Company to redeem all or a portion of the bonds on or after October 1, 2016.  The Company may refinance these bonds prior to maturity in 2036 to take advantage of lower interest rates.

On January 31, 2019, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $20,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 4.54% per annum payable semiannually and mature on January 31, 2049.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $19,820.  The net proceeds were used to refinance the $11,000 aggregate principal amount of the Company’s 10.17% Series A Senior Notes due February 1, 2019 and the 9.60% Series B Senior Notes due February 1, 2019, and to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects of the Company.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 43.2% as of December 31, 2018, compared with 43.7% as of December 31, 2017.  The Company began using its lines of credit in 2017 due primarily to increased capital expenditures.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its recent ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2018.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  As a result of the ongoing deduction, the net income tax benefits of $1,307 and $1,796 for the years ended December 31, 2018 and 2017, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future.

The Company’s effective tax rate will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR.

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

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2018.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 56.8% as of December 31, 2018, compared with 56.3% as of December 31, 2017.  The ratio increased slightly in 2018 due to the absence of share repurchases.  The volume of share repurchases and higher debt from capital expenditures, among other things, could reduce this percentage in the future.  It is the Company’s intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On February 9, 2018, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2019, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Physical and Cyber Security

The Company maintains security measures at its facilities, and collaborates with federal, state and local authorities and industry trade associations regarding information on possible threats and security measures for water and wastewater utility operations.  The costs incurred are expected to be recoverable in water and wastewater rates and are not expected to have a material impact on its business, financial condition, or results of operations.

The Company relies on information technology systems in connection with the operation of the business, especially with respect to customer service, billing, accounting, and in some cases, the monitoring and operation of treatment, storage and pumping facilities.  In addition, the Company relies on these systems to track utility assets and to manage maintenance and construction projects, materials and supplies, and human resource functions.  The information technology systems may be vulnerable to damage or interruption from cyber security attacks or other cyber-related events, including, but not limited to, power loss, computer systems failures, internet, telecommunications or data network failures, physical and electronic loss of data, computer viruses, intentional security breaches, hacking, denial of service actions, misappropriation of data, and similar events.  In some cases, administration of certain functions may be outsourced to third-party service providers that could also be targets of cyber security attacks.  A loss of these systems, or major problems with the operation of these systems, could harm the business, financial condition, and results of operations of the Company through the loss or compromise of customer, financial, employee, or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems, and delays in financial reporting and other normal management functions.

Possible impacts associated with a cyber security attack or other events may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation, and reputational damage.

The Company has implemented processes, procedures and controls to prevent or limit the effect of these possible events, and maintains insurance to help defray costs associated with cyber security attacks.  The Company has not experienced a material impact on business or operations from these attacks.  Although the Company does not believe its systems are at a materially greater risk of cyber security attacks than other similar organizations and despite the implementation of robust security measures, the Company cannot provide assurance that the insurance will fully cover the costs of a cyber security event, and its robust security measures do not guarantee that reputation and financial results will not be adversely affected by such an incident.

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,341 through December 31, 2018 and is included in utility plant.  As of December 31, 2018, all known company-owned lead service lines have been replaced. Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

Due to its exceedance in 2016, the Company was required under the LCR to complete two rounds of compliance testing at the customer’s tap in 2017.  The water samples did not exceed the action level either time.  As a result, the Company was able to reduce its monitoring to annual compliance tests beginning in 2018.  The Company completed its compliance testing at the customer’s tap in 2018 and the water samples did not exceed the action level.  In addition, the Company performed in excess of the required actions under the LCR.  Specifically, the Company provided the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $4 and $16 for the years ended December 31, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $304 through December 31, 2018 and is included as a regulatory asset.  All known customer-owned lead service lines that are connected to a company-owned lead service line have been replaced by December 31, 2018. Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $910 under the nine-year tariff modification. This estimate is subject to adjustment as more facts become available.

Dividends

During 2018, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 65.0% and 46.7%, respectively.  During 2017, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 64.1% and 40.9%, respectively.  During the fourth quarter of 2018, the Board of Directors increased the dividend by 4.02% from $0.1666 per share to $0.1733 per share per quarter.

The Company’s Board of Directors declared a dividend in the amount of $0.1733 per share at its January 2019 meeting.  The dividend is payable on April 15, 2019 to shareholders of record as of February 28, 2019.  While the Company expects to maintain this dividend amount in 2019, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board of Directors.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements. The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include: regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.

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

The Company adopted Accounting Standards Update No. 2014-09 beginning January 1, 2018.  See Note 1 to the Company’s financial statements included herein for details on the adoption of this standard.

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2017 and 2018.

The Company adopted a new mortality table in 2014, the RP-2014, using the white collar table for the administrative and general plan and the blue collar table for the union plan.  Using the new mortality table increased the life expectancy of pension plan participants, resulting in a significant increase to the pension benefit obligation, and ultimately, a decline in the Company’s funded status of the plans.  In 2015, the Social Security Administration released new underlying data creating an Adjusted RP-2014 mortality table.  A new mortality improvement scale was released in each subsequent year.  The Company adopted each of the improvement scales in the years they were released.  These changes partially offset the increase in the pension benefit obligation realized in 2014.

The Company selected its December 31, 2018 and 2017 discount rates based on the FTSE Pension Liability Index, formerly the Citi Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 4.10% at December 31, 2018 and 3.5% at December 31, 2017.

Adopting a new mortality table that represents a change in life expectancy and choosing a different discount rate normally changes the amount of pension expense and the corresponding liability.  In the case of the Company, these items change its liability, but do not have an impact on its pension expense.  The PPUC, in a previous rate settlement, agreed to grant recovery of the Company’s contribution to the pension plans in customer rates.  As a result, under the accounting standards regarding rate-regulated activities, expense in excess of the Company’s pension plan contribution can be deferred as a regulatory asset and expensed as contributions are made to the plans and are recovered in customer rates.  Therefore, these changes affect regulatory assets rather than pension expense.

The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 6.75% as its expected rate of return in 2017 and 2018.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

Lower discount rates and underperformance of assets could cause future required contributions and expense to increase substantially.  If this were to happen, the Company would have to consider changes to its pension plan benefits and possibly request additional recovery of expenses through increased rates charged to customers.  See Note 11 to the Company’s financial statements included herein for additional details regarding the pension plans.

Income Taxes
The Company estimates the amount of income tax payable or refundable for the current year and the deferred income tax liabilities and assets that results from estimating temporary differences resulting from the treatment of certain items, such as depreciation, for tax and financial statement reporting.  Generally, these differences result in the recognition of a deferred tax asset or liability on the balance sheet and require the Company to make judgments regarding the probability of the ultimate tax impact of the various transactions entered into.  Based on these judgments, it may require tax reserves or valuation allowances on deferred tax assets to reflect the expected realization of future tax benefits.  The Company believes its determination of what qualifies as a repair expense tax deduction versus a capital cost as it relates to the IRS TPR ongoing and catch-up deductions is consistent with the regulations.  The Company also believes it has appropriately applied the provisions of the 2017 Tax Act including properly applying the accounting standards related to the 2017 Tax Act.  Actual income taxes could vary from these estimates and changes in these estimates could increase income tax expense in the period that these changes in estimates occur.

Other critical accounting estimates are discussed in the Significant Accounting Policies Note to the Financial Statements

Off-Balance Sheet Transactions

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. For risk management purposes, the Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 7 to the financial statements included herein.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no material lease obligations, no guarantees and does not have material transactions involving related parties.

Impact of Recent Accounting Pronouncements

See Note 1 to the Company’s financial statements included herein for a discussion on the effect of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The York Water Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2018 and 2017, the related statements of income, common stockholders' equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2003.

York, Pennsylvania
March 12, 2019

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2018	Dec. 31, 2017
ASSETS
UTILITY PLANT, at original cost	$380,784	$365,767
Plant acquisition adjustments	(3,108)	(3,234)
Accumulated depreciation	(78,519)	(73,746)
Net utility plant	299,157	288,787

OTHER PHYSICAL PROPERTY, net of accumulated depreciation
of $410 in 2018 and $387 in 2017	714	737

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $305 in 2018 and 2017	4,811	4,547
Unbilled revenues	2,427	2,459
Materials and supplies inventories, at cost	876	906
Prepaid expenses	895	697
Total current assets	9,011	8,611

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	32,353	30,331
Other assets	3,650	3,309
Total other long-term assets	36,258	33,895

Total Assets	$345,140	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2018	Dec. 31, 2017
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,943,536 shares in 2018 and 12,872,742 shares in 2017	$81,305	$79,201
Retained earnings	44,890	40,204
Total common stockholders' equity	126,195	119,405

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT, excluding current portion	93,328	90,098

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	1,000	1,000
Current portion of long-term debt	30	44
Accounts payable	3,030	3,136
Dividends payable	1,999	1,892
Accrued compensation and benefits	1,191	1,134
Accrued income taxes	150	531
Accrued interest	992	989
Deferred regulatory liabilities	2,104	123
Other accrued expenses	345	296
Total current liabilities	10,841	9,145

DEFERRED CREDITS:
Customers' advances for construction	6,849	6,324
Deferred income taxes	36,962	34,754
Deferred employee benefits	4,715	7,075
Deferred regulatory liabilities	24,710	24,372
Other deferred credits	1,815	2,196
Total deferred credits	75,051	74,721

Contributions in aid of construction	39,725	38,661

Total Stockholders' Equity and Liabilities	$345,140	$332,030

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2018	2017
OPERATING REVENUES	$48,437	$48,589

OPERATING EXPENSES:
Operation and maintenance	9,670	8,891
Administrative and general	8,095	8,103
Depreciation and amortization	7,010	6,769
Taxes other than income taxes	1,145	1,133
	25,920	24,896

Operating income	22,517	23,693

OTHER INCOME (EXPENSES):
Interest on debt	(5,509)	(5,348)
Allowance for funds used during construction	229	864
Other pension costs	(1,285)	(1,220)
Other income (expenses), net	(85)	(472)
	(6,650)	(6,176)

Income before income taxes	15,867	17,517

Income taxes	2,491	4,543

Net Income	$13,376	$12,974

Basic Earnings Per Share	$1.04	$1.01

Diluted Earnings Per Share	$1.04	$1.01

Cash Dividends Declared Per Share	$0.6731	$0.6472

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2018 and 2017

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, December 31, 2016	12,852,295	$78,513	$35,548	$114,061
Net income	–	–	12,974	12,974
Dividends	–	–	(8,318)	(8,318)
Retirement of common stock	(37,229)	(1,263)	–	(1,263)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	56,171	1,905	–	1,905
Stock-based compensation	1,505	46	–	46
Balance, December 31, 2017	12,872,742	79,201	40,204	119,405
Net income	–	–	13,376	13,376
Dividends	–	–	(8,690)	(8,690)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	67,051	2,024	–	2,024
Stock-based compensation	3,743	80	–	80
Balance, December 31, 2018	12,943,536	$81,305	$44,890	$126,195

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,376	$12,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,010	6,769
Stock-based compensation	80	46
Increase in deferred income taxes	58	2,484
Other	295	54
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(483)	(572)
Decrease in recoverable income taxes	–	282
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(6,094)	(507)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	4,508	(2,018)
Increase (decrease) in accrued interest and taxes	(378)	599
Net cash provided by operating activities	18,372	20,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $128 in 2018 and $483 in 2017	(16,882)	(24,602)
Acquisitions of water and wastewater systems	–	(472)
Cash received from surrender of life insurance policies	108	–
Net cash used in investing activities	(16,774)	(25,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,998	1,642
Repayments of customer advances	(409)	(413)
Proceeds of long-term debt issues	28,762	22,878
Repayments of long-term debt	(25,691)	(17,533)
Borrowings under short-term line of credit agreements	–	1,000
Changes in cash overdraft position	301	769
Repurchase of common stock	–	(1,263)
Issuance of common stock	2,024	1,905
Dividends paid	(8,583)	(8,229)
Net cash provided by (used in) financing activities	(1,598)	756

Net change in cash and cash equivalents	–	(4,207)
Cash and cash equivalents at beginning of period	2	4,209
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,236	$4,652
Income taxes	2,901	758

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,100 in 2018 and $1,498 in 2017 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.  Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also operates three wastewater collection and two treatment systems.  The Company operates within its franchised territory located in York and Adams Counties, Pennsylvania, and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2018 and 2017, utility plant includes a net credit acquisition adjustment of $3,108 and $3,234, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $58 in each of the two years in the period ended December 31, 2018.

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

The following remaining lives are used for financial reporting purposes:

	December 31,		Approximate range
Utility Plant Asset Category	2018	2017	of remaining lives
Mains and accessories	$190,679	$182,927	11 – 86 years
Services, meters and hydrants	74,178	71,183	18 – 52 years
Operations structures, reservoirs and water tanks	61,868	53,610	9 – 59 years
Pumping and treatment equipment	32,575	29,814	8 – 31 years
Office, transportation and operating equipment	13,531	12,787	3 – 24 years
Land and other non-depreciable assets	3,202	3,196	-
Utility plant in service	376,033	353,517
Construction work in progress	4,751	12,250	-
Total Utility Plant	$380,784	$365,767

The effective rate of depreciation was 2.21% in 2018 and 2.26% in 2017 on average utility plant, net of customers' advances and contributions. Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Note Receivable
Note receivable is recorded at cost and represent amounts due from a municipality for construction of water mains in their municipality.  Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.  When a note is considered to be impaired, the carrying value of the note is written down.  The amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.

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

Regulatory assets and liabilities are comprised of the following:

	December 31,		Remaining Recovery
	2018	2017	Periods
Assets
Income taxes	$21,432	$18,564	Various
Postretirement benefits	3,071	5,382	5 – 10 years
Unrealized swap losses	1,799	2,172	1 – 11 years
Utility plant retirement costs	4,841	3,994	5 years
Customer-owned lead service line replacements	304	191	4 years
Income taxes on customers' advances for construction and contributions in aid of construction	577	-	Various
Service life study expenses	18	23	4 years
Rate case filing expenses	311	5	3 years
	$32,353	$30,331
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$14,184	$14,348	Various
Income taxes	6,979	6,260	Various
IRS TPR catch-up deduction	3,887	3,887	15 years
Revenue reduction for tax rate change	1,764	-	2 years
	$26,814	$24,495

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining life of 11 years.

Utility plant retirement costs represents costs already incurred for the removal of assets, which are expected to be recovered over a five-year period in rates, through depreciation expense.

The Company was granted approval by the PPUC to modify its tariff to replace lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the remaining three years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost and record the costs as a regulatory asset to be recovered in future base rates to customers.  The recovery period was established in the most recent rate order at four years.

Service life study expenses are deferred and amortized over their remaining life of four years.  Rate case filing expenses are deferred and amortized over their life of three years.

Pursuant to the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, customers’ advances for construction and contributions in aid of construction are considered taxable income.  The Company’s tariff allows the Company to record these income taxes for inclusion in rate base.  This asset is recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates as it reverses.

Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation from lowering of the enacted federal statutory corporate tax rate is recorded as a regulatory liability.  The benefit will be given back to customers in rates over the remaining regulatory life of the property.

The regulatory liability for income taxes includes deferred taxes related to excess accumulated deferred income taxes on accelerated depreciation, other postretirement benefits, customers’ advances for construction and contributions in aid of construction, and bad debts, as well as deferred investment tax credits.  These liabilities will be given back to customers in rates, as tax deductions occur over the next 1 to 50 years.

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits realized on the Company’s 2014 income tax return for qualifying capital expenditures made prior to 2014.  The Company received approval from the PPUC in its most recent rate order to amortize the catch-up deduction over 15 years beginning March 1, 2019.

Pursuant to a rate order approved by the PPUC, the Company has agreed to return the 2018 income tax savings pursuant to the 2017 Tax Act, the associated tax gross-up, and the excess accumulated deferred income taxes on accelerated depreciation to customers as a reconcilable negative surcharge on bills.  The liability will be given back to customers as a negative surcharge on bills over one year beginning March 1, 2019.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  Instead of the effective portion being recorded as other comprehensive income and the ineffective portion being recognized in earnings, the entire unrealized swap value is recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense. Swap settlements resulted in the reclassification from regulatory assets to interest expense of $236 in 2018 and $301 in 2017.  The overall swap result was a (gain) loss of $(137) in 2018 and $209 in 2017.  During the twelve months ending December 31, 2019, the Company expects to reclassify $199 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2018 and 2017, deferred investment tax credits amounted to $578 and $618, respectively.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company is permitted to make this deduction for prior years (the “catch-up deduction”) and each year going forward, beginning with 2014 (the “ongoing deduction”).  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities.  The Company received approval from the PPUC in its most recent rate order to amortize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2018 and 2017.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

Reclassifications
Certain 2017 amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no effect on the balance sheets, net income, the statements of common stockholders’ equity, or the statements of cash flows.

Impact of Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This ASU clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification.  The guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company adopted the standard effective January 1, 2018. The adoption did not have an impact on its financial position, results of operations and cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost.  This ASU requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period.  The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations.  In addition, only the service cost component may be eligible for capitalization where applicable.  The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption available.  The Company adopted the standard on January 1, 2018.  The adoption of this standard resulted in the reclassification on the statements of income of the components of net periodic pension cost other than service cost from operating expenses to other pension costs in other income (expenses) of $1,285 and $1,220 for the years ended December 31, 2018 and 2017, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2019.  The Company did not identify any material leases under this standard and determined adoption will not have a material effect on its financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to fiscal years beginning after December 15, 2017.  Early adoption was permitted for fiscal years beginning after December 15, 2016, the original effective date.  The standard permits the use of either a retrospective or cumulative effect transition method.  The Company adopted the standard on January 1, 2018.  The Company determined that the revenue recognized under the new standard is materially the same as it recognized under previous guidance.  In addition, the Company determined the timing of when the revenue is recognized is materially the same as it recognized under previous guidance.  As a result, there is no impact on its results of operations or cash flows.  The Company has complied with the new disclosure requirements included in this standard which does have a significant impact on its disclosures.  The Company selected the modified retrospective transition method but based on the determination that there was no change to its revenue recognition, no cumulative effect of the changes was required to be recorded.

2.  Acquisitions

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

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Dec. 31, 2018	Dec. 31, 2017	Change
Accounts receivable – customers	$4,731	$4,661	$70
Other receivables	385	191	194
	5,116	4,852	264
Less: allowance for doubtful accounts	(305)	(305)	–
Accounts receivable, net	$4,811	$4,547	$264

Unbilled revenue	$2,427	$2,459	$(32)

Differences in timing of revenue recognition, billings, and cash collections result in receivables and contract assets.  Generally, billing occurs subsequent to revenue recognition, resulting in a contract asset reported as unbilled revenue on the balance sheet.  The Company does not receive advances or deposits from customers before revenue is recognized so no contract liabilities are reported.  Accounts receivable are recorded when the right to consideration becomes unconditional and are presented separately on the balance sheet.  The changes in accounts receivable – customers and in unbilled revenue were primarily due to normal timing difference between performance and the customer’s payments.

4.  Note Receivable and Customers' Advances for Construction

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

The Company recorded interest income of $105 in 2018 and $98 in 2017.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2018 and 2017 were the following amounts related to this project.

	2018	2017
Note receivable, including interest	$255	$255
Customers' advances for construction	305	306

The Company has other customers' advances for construction totaling $6,544 and $6,018 at December 31, 2018 and 2017, respectively.

5.  Common Stock and Earnings Per Share

Net income of $13,376 and $12,974 for the years ended December 31, 2018 and 2017 respectively, is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted net income per share:

	2018	2017
Weighted average common shares, basic	12,903,568	12,849,123
Effect of dilutive securities:
Employee stock-based compensation	268	48
Weighted average common shares, diluted	12,903,836	12,849,171

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2018 and 2017 were 5,187 and 4,770, respectively.  As of December 31, 2018, 65,639 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On October 3, 2016, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to authorize an additional 331,000 shares and rollover the unissued 170,240 shares authorized under the 2013 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company's common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on November 16, 2016.  Shares issued during 2018 and 2017 were 61,864 and 51,401, respectively.  As of December 31, 2018, 379,374 authorized shares remain unissued under the plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During 2018 and 2017, the Company repurchased and retired 0 and 37,229 shares, respectively.  As of December 31, 2018, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2018 and 2017 is summarized in the following table:

	2018	2017
10.17% Senior Notes, Series A, due 2019	$6,000	$6,000
9.60% Senior Notes, Series B, due 2019	5,000	5,000
1.00% Pennvest Note, due 2019	30	74
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
Committed Line of Credit, due 2020	8,508	5,389
Total long-term debt	95,908	92,833
Less discount on issuance of long-term debt	(204)	(215)
Less unamortized debt issuance costs	(2,346)	(2,476)
Less current maturities	(30)	(44)
Long-term portion	$93,328	$90,098

Payments due by year as of December 31, 2018:

2019	2020	2021	2022	2023
$30	$27,008	$–	$7,500	$–

Payments due in 2020 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2020 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

The 10.17% Senior Notes, Series A and 9.60% Senior Notes, Series B are not included in current maturities as they have been refinanced with 4.54% Senior Notes, Series 2019 issued January 31, 2019. See Note 15 for additional information regarding this issue.  As such, they are not included in payments due in 2019.

Fixed Rate Long-Term Debt
The Pennsylvania Economic Development Financing Authority, or PEDFA, Series 2014 Bonds contain both optional and special redemption provisions.  Under the optional provisions, the Company can redeem all or a portion of the bonds on or after May 1, 2019.  Under the special provisions, representatives of deceased beneficial owners of the bonds have the right to request redemption prior to the stated maturity of all or part of their interest in the bonds beginning on or after May 1, 2014.  The Company is not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  In 2018 and 2017, no bonds were retired under these provisions.  Currently, no additional bonds that meet the special provisions have been tendered for redemption.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 1.46% in 2018 and 0.88%  in 2017.  As of December 31, 2018 and 2017, the interest rate was 1.75% and 1.78%, respectively.

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

Interest Rate Swap Agreement
In connection with the issuance of the PEDFA 2004 Series B Bonds, the Company entered into an interest rate swap agreement with a counterparty, in the notional principal amount of $12,000.  The Company elected to retain the swap agreement for the 2008 Series A Bonds.  Interest rate swap agreements derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such difference, which represents the fair value of the swap, is reflected on the Company’s balance sheets.  See Note 7 for additional information regarding the fair value of the swap.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On February 9, 2018, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2018.  If a violation was triggered on December 31, 2018, the Company would have been required to pay the counterparty approximately $1,852.

The Company's interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 1.97% in 2018 and 2.50% in 2017.

As of December 31, 2018, there was a spread of 31 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.47% (including variable interest and swap payments).  As of December 31, 2017, there was a spread of 91 basis points which equated to an overall effective rate of 4.07% (including variable interest and swap payments).

Line of Credit Borrowings
As of December 31, 2018, the Company maintained unsecured lines of credit aggregating $41,500 with four banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2020) and carries an interest rate of LIBOR plus 1.20%. The Company had $6,508 and $5,389 outstanding under this line of credit as of December 31, 2018 and 2017, respectively.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2020 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2020 and carries an interest rate of LIBOR plus 1.15%. The Company had $2,000 outstanding under this line of credit as of December 31, 2018. The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2019 and carries an interest rate of LIBOR plus 1.20%. The Company had $1,000 outstanding under this line of credit as of December 31, 2018 and 2017.  Average borrowings outstanding under the lines of credit were $7,206 in 2018 and $3,132 in 2017. The average cost of borrowings under the lines of credit was 3.20% during 2018 and 1.76% during 2017. The weighted average interest rate on the line of credit borrowings was 3.60% as of December 31, 2018 and 2.65% as of December 31, 2017.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company's acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2018, none of the earnings retained in the business are restricted under these provisions.  The Company's Pennvest Loan, which will mature in 2019, is secured by $800 of receivables.  Other than this loan, the Company's debt is unsecured.

The Company's lines of credit require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2018, the Company was in compliance with these covenants.

7.  Fair Value of Financial Instruments

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

Description	December 31, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,815	$1,815

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2018.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2018.  The use of the Company's credit quality resulted in a reduction in the swap liability of $37 as of December 31, 2018.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2017 is shown in the table below.

Description	December 31, 2017	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,196	$2,196

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $95,908 at December 31, 2018, and $92,833 at December 31, 2017, had an estimated fair value of approximately $105,000 and $108,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and note receivable have carrying values at December 31, 2018 of $6,849 and $255, respectively.  At December 31, 2017, customers' advances for construction and note receivable had carrying values of $6,324 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2019 and 2020 of approximately $21,479 and $21,209, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,341 through December 31, 2018 and is included in utility plant.  As of December 31, 2018, all known company-owned lead service lines have been replaced. Any additional company-owned, lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

Due to its exceedance in 2016, the Company was required under the LCR to complete two rounds of compliance testing at the customer’s tap in 2017.  The water samples did not exceed the action level either time.  As a result, the Company was able to reduce its monitoring to annual compliance tests beginning in 2018.  The Company completed its compliance testing at the customer’s tap in 2018 and the water samples did not exceed the action level.  In addition, the Company performed in excess of the required actions under the LCR.  Specifically, the Company provided the affected customers with a free water test and a 200 gallon per month credit to flush their line in order to reduce any lead content until their lead service line has been replaced.  The cost of the water tests and flushing credits was $4 and $16 for the years ended December 31, 2018 and 2017, respectively.  Additional amounts for water tests and flushing credits are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the replacement of lead customer-owned service lines that are discovered when the Company replaces its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements under the four-year tariff modification was approximately $304 through December 31, 2018 and is included as a regulatory asset.  All known customer-owned lead service lines that are connected to a company-owned lead service line have been replaced by December 31, 2018. Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $910 under the nine-year tariff modification. This estimate is subject to adjustment as more facts become available.

As of December 31, 2018, approximately 35% of the Company's full time employees are under union contract.  The current contract was ratified in December 2017 and expires on April 30, 2020.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning water service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position, results of operations and cash flows.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	2018	2017
Water utility service:
Residential	$30,348	$30,417
Commercial and industrial	13,351	13,538
Fire protection	2,931	2,968
Wastewater utility service:
Residential	933	840
Commercial and industrial	227	191
Billing and revenue collection services	64	63
Collection services	54	62
Other revenue	22	38
Total Revenue from Contracts with Customers	47,930	48,117
Rents from regulated property	507	472
Total Operating Revenue	$48,437	$48,589

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

Service Line Protection Plan
The Company provides service line protection as a distinct and single performance obligation to current water customers that choose to participate.  The transaction price is detailed in the plan’s terms and conditions and made publicly available.  There is no variable consideration.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied over time through the continuous provision of service line protection through a stand-ready obligation to perform.  The Company uses an output method to recognize the service line protection revenue over time.  The stand-ready obligation is recognized through the passage of time.  A customer has a choice to prepay for an entire year or to pay in advance each month.  The service line protection plan has no returns or extended warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no material performance obligations remain unsatisfied as of the end of the reporting period.

10.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 30, 2018, and sought an annual increase in water rates of $6,399 and an annual increase in wastewater rates of $289.  Effective March 1, 2019, the PPUC authorized an increase in water rates designed to produce approximately $3,361 in additional annual revenues and an increase in wastewater rates designed to produce approximately $289 in additional annual revenues.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019.  The DSIC provided revenues of $1,971 in 2018 and $899 in 2017.  The DSIC is subject to audit by the PPUC.

On May 17, 2018, the PPUC, in conjunction with its review of the effects of the 2017 Tax Act, issued an order which directed utilities with pending rate cases, including the Company, to address the issues related to the 2017 Tax Act in the context of an overall review of the Company’s rates and rate structure in lieu of any immediate action.  The PPUC expected the Company and the other interested parties to address the effect of the federal tax rate reduction on the rates charged during the rate case review, including whether a retroactive surcharge or other measure is necessary to account for the tax rate change that became effective January 1, 2018.  As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020.  Based on this agreement, the Company recorded a regulatory liability of $1,764 as of December 31, 2018 by reducing revenue by $1,600 for the year ended December 31, 2018 and recording the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $164 from excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017.

11.  Employee Benefit Plans

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

The following table sets forth the plans' funded status as of December 31, 2018 and 2017.  The measurement of assets and obligations of the plans is as of December 31, 2018 and 2017.

Obligations and Funded Status at December 31	2018	2017
Change in Benefit Obligation
Pension benefit obligation beginning of year	$44,636	$40,754
Service cost	1,015	1,080
Interest cost	1,515	1,592
Actuarial (gain) loss	(4,140)	2,645
Benefit payments	(1,515)	(1,435)
Pension benefit obligation end of year	41,511	44,636

Change in Plan Assets
Fair value of plan assets beginning of year	41,439	35,467
Actual return on plan assets	(1,600)	5,107
Employer contributions	2,300	2,300
Benefits paid	(1,515)	(1,435)
Fair value of plan assets end of year	40,624	41,439

Funded Status of Plans at End of Year	$(887)	$(3,197)

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

In 2018, the plans recognized a significant actuarial gain.  The Company adopted the new mortality improvement scale (MP-2018) but recognized a 60 basis point increase in the discount rate.  In 2017, the plans recognized a significant actuarial loss.  The Company adopted the new mortality improvement scale (MP-2017) and recognized a 50 basis point decrease in the discount rate.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2018	2017
Net gain (loss) arising during the period	$252	$(66)
Recognized net actuarial loss	(406)	(493)
Recognized prior service credit	13	13
Total changes in regulatory asset during the year	$(141)	$(546)

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2018	2017
Net loss	$8,742	$8,895
Prior service credit	(89)	(101)
Regulatory asset	$8,653	$8,794

Components of net periodic benefit cost are as follows:

	2018	2017
Service cost	$1,015	$1,080
Interest cost	1,515	1,592
Expected return on plan assets	(2,793)	(2,395)
Amortization of loss	406	493
Amortization of prior service credit	(13)	(13)
Rate-regulated adjustment	2,170	1,543
Net periodic benefit cost	$2,300	$2,300

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2018, the deferral decreased by $2,170.

The estimated costs for the defined benefit pension plans relating to the December 31, 2018 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$508
Net prior service credit	(13)
495

The Company plans to contribute $2,300 to the plans in 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2019	2020	2021	2022	2023	2024 – 2028
$1,855	$1,865	$1,929	$2,006	$2,177	$12,017

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2018	2017
Projected benefit obligation	$41,511	$44,636
Fair value of plan assets	40,624	41,439

	2018	2017
Accumulated benefit obligation	$39,100	$41,390
Fair value of plan assets	40,624	41,439

Weighted-average assumptions used to determine benefit obligations at December 31:

	2018	2017
Discount rate	4.10%	3.50%
Rate of compensation increase	2.50% - 3.00%	2.50% - 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2018	2017
Discount rate	3.50%	4.00%
Expected long-term return on plan assets	6.75%	6.75%
Rate of compensation increase	2.50% - 3.00%	2.50% - 3.00%

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

The fair values of the Company's pension plan assets at December 31, 2018 and 2017 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2018	2017	2018	2017	2018	2017
Cash and Money Market Funds (a)	$1,498	$1,968	$1,498	$1,968	$–	$–
Equity Securities:
Common Equity Securities (b)	512	2,606	512	2,606	–	–
Equity Mutual Funds (c)	23,637	23,416	23,637	23,416	–	–
Fixed Income Securities:
U.S. Treasury Obligations	591	1,106	–	–	591	1,106
Corporate and Foreign Bonds (d)	5,315	5,153	–	–	5,315	5,153
Fixed Income Mutual Funds (e)	9,071	7,190	9,071	7,190	–	–
Total Plan Assets	$40,624	$41,439	$34,718	$35,180	$5,906	$6,259

(a)
The portfolios are designed to keep up to one year of distributions in immediately available funds.  The Company was more  heavily-weighted in cash as of December 31, 2017 due to the timing of employer contributions.

(b)
This category includes investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, telecommunications, industrials, real estate, and energy.  The individual stocks are primarily large cap stocks which track with the S&P 500.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2018, 43 employees were participating in the enhanced feature of the plan.  The Company's contributions to both portions of the plan amounted to $287 in 2018 and $266 in 2017.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2018 and 2017, the present value of the future obligations was approximately $3,955 and $3,981, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,402 and $3,152 at December 31, 2018 and 2017, respectively.  The Company's net expenses under the plans amounted to $32 in 2018 and $252 in 2017.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2018 and 2017, the present value of the future obligations was approximately $107 and $120, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net (income) expenses under the plan amounted to $(10) in 2018 and $19 in 2017.

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

On November 20, 2018, the Board accelerated the vesting period for restricted stock granted in 2016, 2017, and 2018 to one retiring officer from three years to that officer’s 2019 retirement date.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2017 and 2018.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2017	660	$37.20
Granted	1,505	$38.00
Vested	(1,038)	$37.75
Forfeited	-	-
Nonvested at end of the year 2017	1,127	$37.76
Granted	3,743	$32.70
Vested	(1,790)	$33.90
Forfeited	-	-
Nonvested at end of the year 2018	3,080	$33.85

For the years ended December 31, 2018 and 2017, the statement of income includes $80 and $46 of stock based compensation and related recognized tax benefits of $23 and $18, respectively.  The total fair value of the shares vested in the years ended December 31, 2018 and 2017 was $61 and $39, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $104 at December 31, 2018 which will be recognized over the remaining three year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2018	2017
Regulatory Assessment	$261	$231
Property	345	344
Payroll, net of amounts capitalized	538	539
Other	1	19
Total taxes other than income taxes	$1,145	$1,133

14.  Income Taxes

The provisions for income taxes consist of:

	2018	2017
Federal current	$1,715	$1,213
State current	718	846
Federal deferred	216	2,514
State deferred	(119)	9
Federal investment tax credit, net of current utilization	(39)	(39)
Total income taxes	$2,491	$4,543

A reconciliation of the statutory Federal tax provision to the total provision follows:

	2018	2017
Statutory Federal tax provision	$3,332	$5,956
State income taxes, net of Federal benefit	471	563
IRS TPR ongoing deduction	(1,307)	(1,796)
Tax-exempt interest	(22)	(33)
Amortization of investment tax credit	(39)	(39)
Cash value of life insurance	(13)	(9)
Domestic production deduction	–	(177)
Change in enacted federal tax rate	–	134
Other, net	69	(56)
Total income taxes	$2,491	$4,543

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  The Company received approval from the PPUC in its most recent rate order to amortize the catch-up deduction recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result of the ongoing deduction, the net income tax benefits of $1,307 and $1,796 for the years ended December 31, 2018 and 2017, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are summarized in the following table:

	2018	2017
Deferred tax assets:
Reserve for doubtful accounts	$88	$88
Compensated absences	147	147
Deferred compensation	1,143	1,150
Excess accumulated deferred income taxes on accelerated depreciation	4,098	4,145
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	2,077	1,736
Customers' advances for construction and contributions in aid of construction	577	-
Revenue reduction for tax rate change	333	-
Pensions	256	924
Other costs deducted for book, not for tax	40	42
Total deferred tax assets	8,759	8,232

Deferred tax liabilities:
Accelerated depreciation	28,479	27,785
Basis differences from IRS TPR	9,367	7,579
Investment tax credit	411	439
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	6,124	5,291
Tax effect of pension regulatory asset	887	1,555
Other costs deducted for tax, not for book	453	337
Total deferred tax liabilities	45,721	42,986

Net deferred tax liability	$36,962	$34,754

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

No valuation allowance was required for deferred tax assets as of December 31, 2018 and 2017.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2015 through 2017 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2018. The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act and has not taken any new positions in its 2018 income tax provision, apart from compliance with the 2017 Tax Act.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid interest and penalties of $1 and $0 for the years ended December 31, 2018 and 2017, respectively.

15.  Subsequent Events

On January 31, 2019, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $20,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 4.54% per annum payable semiannually and mature on January 31, 2049.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $19,820.  The net proceeds were used to refinance the $11,000 aggregate principal amount of the Company’s 10.17% Series A Senior Notes due February 1, 2019 and the 9.60% Series B Senior Notes due February 1, 2019, and to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects of the Company.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2019 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2019 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” of the 2019 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2019 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2019 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2019 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	93,521

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 65,639 authorized shares remain unissued as of December 31, 2018.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2019 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2019 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption "Principal Accountant’s Fees and Services" of the 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2018 and 2017
Statements of Income for Years Ended December 31, 2018 and 2017
Statements of Common Stockholders’ Equity for Years Ended December 31, 2018 and 2017
Statements of Cash Flows for Years Ended December 31, 2018 and 2017
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	61
	for the years ended December 31, 2018 and 2017

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 21.

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
10.11
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, entered into April 25, 2014 and dated as of April 1, 2014 relative to the $14,880,000 4.50% Exempt Facilities Revenue Refunding Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s April 28, 2014 Form 8-K.
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

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.14	Trust Indenture entered into July 23, 2015 and dated as of July 1, 2015 between York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's July 24, 2015 Form 8-K.
10.15*	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 28, 2005 Form 8-K.
10.16*
Form of Amended and Restated Change in Control Agreement made as of November 5, 2008 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.16

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.16 to the Company's March 6, 2018 Form 10-K.
10.17*
Form of Amended and Restated Supplemental Retirement Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.17

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.17 to the Company's March 6, 2018 Form 10-K.
10.18*
Form of Amended and Restated Deferred Compensation Plan made as of July 1, 2015 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.18

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.18 to the Company's March 6, 2018 Form 10-K.
10.19*
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
10.20*	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 11, 2016 (File No. 333-211287).

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.21*	Employee Stock Purchase Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.21 to the Company's March 7, 2017 Form 10-K.
10.22	Note Agreement relative to the $20,000,000 4.54% Senior Notes, dated January 31, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's February 5, 2019 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE TWO YEARS ENDED DECEMBER 31, 2018

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2018 Reserve for uncollectible accounts	$305,000	$250,884	$57,633	$308,517	$305,000

FOR THE YEAR ENDED DECEMBER 31, 2017 Reserve for uncollectible accounts	$305,000	$290,897	$25,900	$316,797	$305,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 11, 2019	By: /s/ Jeffrey R. Hines
Jeffrey R. Hines
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey R. Hines	By: /s/ Matthew E. Poff
Jeffrey R. Hines	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)

Dated: March 11, 2019	Dated: March 11, 2019

Directors	Date

By: /s/ James H. Cawley	March 11, 2019
James H. Cawley

By: /s/ Cynthia A. Dotzel	March 11, 2019
Cynthia A. Dotzel

By: /s/ Michael W. Gang	March 11, 2019
Michael W. Gang

By: /s/ Jeffrey R. Hines	March 11, 2019
Jeffrey R. Hines

By: /s/ George W. Hodges	March 11, 2019
George W. Hodges

By: /s/ George Hay Kain, III	March 11, 2019
George Hay Kain, III

By: /s/ Jody L. Keller	March 11, 2019
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 11, 2019
Erin C. McGlaughlin

By: /s/ Robert P. Newcomer	March 11, 2019
Robert P. Newcomer

By: /s/ Steven R. Rasmussen	March 11, 2019
Steven R. Rasmussen

By: /s/ Ernest J. Waters	March 11, 2019
Ernest J. Waters