Form 10-Q
period 2019-03-31
YORK WATER CO
filed 2019-05-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Small Reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES	☒ NO
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	12,956,282 Shares outstanding as of May 7, 2019

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2019	Dec. 31, 2018
ASSETS
UTILITY PLANT, at original cost	$384,291	$380,784
Plant acquisition adjustments	(3,093)	(3,108)
Accumulated depreciation	(80,068)	(78,519)
Net utility plant	301,130	299,157

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $415 in 2019 and $410 in 2018	709	714

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $326 in 2019 and $305 in 2018	4,114	4,811
Unbilled revenues	2,155	2,427
Materials and supplies inventories, at cost	1,040	876
Prepaid expenses	1,339	895
Total current assets	8,650	9,011

OTHER LONG-TERM ASSETS:
Note receivable	255	255
Deferred regulatory assets	32,321	32,353
Other assets	3,665	3,650
Total other long-term assets	36,241	36,258

Total Assets	$346,730	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2019	Dec. 31, 2018

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,954,976 shares in 2019 and 12,943,536 shares in 2018	$81,703	$81,305
Retained earnings	45,460	44,890
Total common stockholders' equity	127,163	126,195

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	94,089	93,328

COMMITMENTS	–	–

CURRENT LIABILITIES:
Short-term borrowings	–	1,000
Current portion of long-term debt	19	30
Accounts payable	2,690	3,030
Dividends payable	2,003	1,999
Accrued compensation and benefits	1,129	1,191
Accrued income taxes	524	150
Accrued interest	1,409	992
Deferred regulatory liabilities	2,211	2,104
Other accrued expenses	395	345
Total current liabilities	10,380	10,841

DEFERRED CREDITS:
Customers' advances for construction	7,214	6,849
Deferred income taxes	37,202	36,962
Deferred employee benefits	4,200	4,715
Deferred regulatory liabilities	24,745	24,710
Other deferred credits	2,010	1,815
Total deferred credits	75,371	75,051

Contributions in aid of construction	39,727	39,725

Total Stockholders' Equity and Liabilities	$346,730	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2019	2018

OPERATING REVENUES:	$11,831	$11,644

OPERATING EXPENSES:
Operation and maintenance	2,407	2,354
Administrative and general	1,906	1,995
Depreciation and amortization	1,891	1,841
Taxes other than income taxes	341	314
	6,545	6,504

Operating income	5,286	5,140

OTHER INCOME (EXPENSES):
Interest on debt	(1,327)	(1,364)
Allowance for funds used during construction	69	92
Other pension costs	(363)	(321)
Other income (expenses), net	(151)	(82)
	(1,772)	(1,675)

Income before income taxes	3,514	3,465

Income taxes	701	871

Net Income	$2,813	$2,594

Basic Earnings Per Share	$0.22	$0.20

Diluted Earnings Per Share	$0.22	$0.20

Cash Dividends Declared Per Share	$0.1733	$0.1666

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, December 31, 2018	12,943,536	$81,305	$44,890	$126,195
Net income	–	–	2,813	2,813
Dividends	–	–	(2,243)	(2,243)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,440	384	–	384
Stock-based compensation	–	14	–	14
Balance, March 31, 2019	12,954,976	$81,703	$45,460	$127,163

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, December 31, 2017	12,872,742	$79,201	$40,204	$119,405
Net income	–	–	2,594	2,594
Dividends	–	–	(2,146)	(2,146)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	20,056	591	–	591
Stock-based compensation	–	4	–	4
Balance, March 31, 2018	12,892,798	$79,796	$40,652	$120,448

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,813	$2,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,891	1,841
Stock-based compensation	14	4
Increase (decrease) in deferred income taxes	(7)	136
Other	83	71
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	893	403
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(1,507)	(1,238)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	618	1,100
Increase in accrued interest and taxes	791	527
Net cash provided by operating activities	5,589	5,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $39 in 2019 and $51 in 2018	(3,273)	(3,026)
Cash received from surrender of life insurance policies	–	108
Net cash used in investing activities	(3,273)	(2,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	419	423
Repayments of customer advances	(52)	(112)
Proceeds of long-term debt issues	25,970	5,072
Debt issuance costs	(180)	-
Repayments of long-term debt	(25,077)	(6,213)
Repayments under short-term line of credit agreements	(1,000)	–
Changes in cash overdraft position	(541)	(140)
Issuance of common stock	384	591
Dividends paid	(2,239)	(2,141)
Net cash used in financing activities	(2,316)	(2,520)

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$843	$1,159
Income taxes	–	–

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $1,078 in 2019 and $1,557 in 2018 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.  Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended  December 31, 2018.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Mar. 31, 2019	As of Dec. 31, 2018	Change
Accounts receivable – customers	$4,263	$4,731	$(468)
Other receivables	177	385	(208)
	4,440	5,116	(676)
Less: allowance for doubtful accounts	(326)	(305)	(21)
Accounts receivable, net	$4,114	$4,811	$(697)

Unbilled revenue	$2,155	$2,427	$(272)

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

3.  Common Stock and Earnings Per Share

Net income of $2,813 and $2,594 for the three months ended March 31, 2019 and 2018, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share.

	Three Months Ended March 31
	2019	2018

Weighted average common shares, basic	12,942,342	12,876,514
Effect of dilutive securities:
Employee stock-based compensation	695	110
Weighted average common shares, diluted	12,943,037	12,876,624

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time. No shares were repurchased during the three months ended March 31, 2019 and 2018.  As of March 31, 2019, 618,004 shares remain authorized for repurchase.

4.  Debt

	As of Mar. 31, 2019	As of Dec. 31, 2018

10.17% Senior Notes, Series A, due 2019	$–	$6,000
9.60% Senior Notes, Series B, due 2019	–	5,000
1.00% Pennvest Note, due 2019	19	30
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	–
Committed Lines of Credit, due 2020	409	8,508
Total long-term debt	96,798	95,908
Less discount on issuance of long-term debt	(201)	(204)
Less unamortized debt issuance costs	(2,489)	(2,346)
Less current maturities	(19)	(30)
Long-term portion	$94,089	$93,328

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

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 1.64% and 2.18% during the three months ended March 31, 2019 and 2018, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $50 and $65 during the three months ended March 31, 2019 and 2018, respectively. The overall swap result was a (gain) loss of $244 and $(257) for the three months ended March 31, 2019 and 2018, respectively.  The Company expects to reclassify $212 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 5, 2019 Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2019.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2019, the Company would have been required to pay the counterparty approximately $2,045.

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

Description	March 31, 2019	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,010	$2,010

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2019.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2019.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $35 as of March 31, 2019.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2018 is shown in the table below.

Description	December 31, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,815	$1,815

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $96,798 at March 31, 2019, and $95,908 at December 31, 2018, had an estimated fair value of approximately $110,000 and $105,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at March 31, 2019 of $7,214 and $255, respectively.  At December 31, 2018, customers' advances for construction and note receivable had carrying values of $6,849 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,365 and $2,341 through March 31, 2019 and December 31, 2018, respectively, and is included in utility plant.  As of March 31, 2019, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $345 and $304 through March 31, 2019 and December 31, 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $910.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended March 31
	2019	2018
Water utility service:
Residential	$7,458	$7,318
Commercial and industrial	3,163	3,134
Fire protection	734	713
Wastewater utility service:
Residential	253	247
Commercial and industrial	60	61
Billing and revenue collection services	18	16
Collection services	17	18
Other revenue	3	8
Total Revenue from Contracts with Customers	11,706	11,515
Rents from regulated property	125	129
Total Operating Revenue	$11,831	$11,644

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

9.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 30, 2018 and sought an annual increase in water rates of $6,399 and an annual increase in wastewater rates of $289.  Effective March 1, 2019, the PPUC authorized an increase in water rates designed to produce approximately $3,361 in additional annual revenues and an increase in wastewater rates designed to produce approximately $289 in additional annual revenues.

As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020 for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act.  During the three months ended March 31, 2019, the Company increased its regulatory liability by reducing revenue by $284, including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $27 from excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017.  The Company returned $257 of the negative surcharges during the three months ended March 31, 2019.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019.  The DSIC provided revenues of $249 and $480 for the three months ended March 31, 2019 and 2018, respectively.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2019	2018

Service cost	$212	$254
Interest cost	411	379
Expected return on plan assets	(683)	(698)
Amortization of actuarial loss	105	101
Amortization of prior service credit	(3)	(3)
Rate-regulated adjustment	533	542
Net periodic pension expense	$575	$575

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $2,300 to its pension plans in 2019.  For the three months ended March 31, 2019, contributions of $575 have been made.  The Company expects to contribute the remaining $1,725 during the final three quarters of 2019.

11.  Stock-Based Compensation

On May 2, 2016, the Company’s stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors and key employees. The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP will be administered by the Compensation Committee of the Board, or the full Board, provided that the full Board will administer the LTIP as it relates to awards to non-employee directors of the Company.  The Company filed a registration statement with the Securities and Exchange Commission on May 11, 2016 covering the offering of stock under the LTIP.  The LTIP was effective on July 1, 2016.

On November 20, 2018, the Board accelerated the vesting period for restricted stock granted in 2016, 2017, and 2018 to one retiring officer from three years to that officer’s 2019 retirement date, which has been fully recognized as of March 31, 2019.

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

The following tables summarize the stock grant amounts and activity for the three months ended March 31, 2019.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	3,080	$33.85
Granted	–	–
Vested	(261)	$33.99
Forfeited	–	–
Nonvested at end of the period	2,819	$33.84

For the three months ended March 31, 2019 and 2018, the statement of income includes $14 and $4 of stock-based compensation, respectively, and related recognized tax benefits of $4 and $1, respectively.  The total fair value of the shares vested in the three months ended March 31, 2019 was $9.  Total stock based compensation related to nonvested awards not yet recognized is $95 which will be recognized over the remaining three year vesting period.

12.  Income Taxes

The Company filed for a change in accounting method under the Internal Revenue Service tangible property regulations, or TPR, effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The Company’s effective tax rate was 19.9% and 25.1% for the three months ended March 31, 2019 and 2018, respectively.  The lower effective tax rate is primarily due to higher deductions from the TPR and lower state income taxes.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

13.  Impact of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company adopted the standard on January 1, 2019.  The Company did not identify any material leases under this standard, and therefore the adoption did not have a material effect on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
 (In thousands of dollars, except per share amounts)

Forward-looking Statements

Certain statements contained in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy; statements including, but not limited to:

●	the amount and timing of rate changes and other regulatory matters including the recovery of costs recorded as regulatory assets;
●	expected profitability and results of operations;
●	trends;
●	goals, priorities and plans for, and cost of, growth and expansion;
●	strategic initiatives;
●	availability of water supply;
●	water usage by customers; and
●	the ability to pay dividends on common stock and the rate of those dividends.

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

●	changes in weather, including drought conditions or extended periods of heavy rainfall;
●	levels of rate relief granted;
●	the level of commercial and industrial business activity within the Company's service territory;
●	construction of new housing within the Company's service territory and increases in population;
●	changes in government policies or regulations, including the tax code;
●	the ability to obtain permits for expansion projects;
●	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
●	changes in economic and business conditions, including interest rates;
●	loss of customers;
●	changes in, or unanticipated, capital requirements;
●	the impact of acquisitions;
●	changes in accounting pronouncements;
●	changes in the Company’s credit rating or the market price of its common stock; and
●	the ability to obtain financing.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of March 31, 2019, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 19.7 million gallons.  The Company's service territory had an estimated population of 199,000 as of December 31, 2018.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended March 31, 2019 Compared
With Three Months Ended March 31, 2018

Net income for the first quarter of 2019 was $2,813, an increase of $219, or 8.4%, from net income of $2,594 for the same period of 2018.  The primary contributing factors to the increase were lower income taxes and higher operating revenues which were partially offset by higher expenses.

Operating revenues for the first quarter of 2019 increased $187, or 1.6%, from $11,644 for the three months ended March 31, 2018 to $11,831 for the corresponding 2019 period.  The primary reason for the increase was a rate increase effective March 1, 2019.  The Company reduced revenue by $284 in the first quarter of 2019 and $411 in the same period of 2018, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of customers served in 2019 increased as compared to 2018 by 658 customers, from 69,699 to 70,357 customers.  The increased revenues were partially offset by a $231 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  Total per capita consumption for the first quarter of 2019 was approximately 1.6% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates, higher summer demand and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first quarter of 2019 increased $41, or 0.6%, from $6,504 for the first quarter of 2018 to $6,545 for the corresponding 2019 period.  The increase was primarily due to higher expenses of approximately $97 for wages, $50 for depreciation, $42 for purchased power, $29 for technology upgrades, and $27 for taxes other than income taxes.  The increase was partially offset by reduced expenses of approximately $90 for health insurance, $38 for wastewater operating expenses, and $32 for water treatment.  Other expenses decreased by a net of $44.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise.

Interest on debt for the first quarter of 2019 decreased $37, or 2.7%, from $1,364 for the first quarter of 2018 to $1,327 for the corresponding 2019 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of the 10.17% and 9.60% Senior Notes with 4.54% Senior Notes.  The average debt outstanding under the lines of credit was $4,612 for the first quarter of 2019 and $6,583 for the first quarter of 2018.  The weighted average interest rate on the lines of credit was 3.71% for the quarter ended March 31, 2019 and 2.83% for the quarter ended March 31, 2018.  Interest expense for the remainder of the year is expected to increase due to continued borrowings under lines of credit, partially offset by the refinancing of the Company’s Senior Notes.

Allowance for funds used during construction decreased $23, from $92 in the first quarter of 2018 to $69 in the corresponding 2019 period, due to a planned lower volume of eligible construction.  Eligible 2018 construction expenditures included the completion of an additional raw water pumping station.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first quarter of 2019 reflects increased expenses of $69 as compared to the same period of 2018.  Lower earnings on life insurance policies of approximately $78 were the primary reason for the decrease.  Other expenses decreased by a net of $9.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2019 decreased $170, or 19.5%, compared to the same period of 2018 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR, and lower state income taxes.  The Company’s effective tax rate was 19.9% for the first quarter of 2019 and 25.1% for the first quarter of 2018.  The Company's effective tax rate for the remainder of 2019 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a distribution system improvement charge or file a rate increase request in 2019.

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

On March 4, 2019, the Company signed an agreement to purchase the wastewater collection assets of West Manheim Township in York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2020 at which time the Company will add approximately 1,800 wastewater customers.  These wastewater customers are currently water customers of the Company.

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

Capital Expenditures

For the three months ended March 31, 2019, the Company invested $3,273 in construction expenditures for routine items as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2019 of approximately $17,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, dam and spillway improvements, replacing a water storage tank, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2019.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2019.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of March 31, 2019, the Company has borrowed $409 on its lines of credit and incurred a cash overdraft on its cash management account of $529.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended March 31, 2019, lower revenue as compared to the end of 2018 as well as the negative surcharge to return to customers the benefit of the lower tax rate resulted in a decrease in accounts receivable – customers.  Other receivables decreased due to the receipt of a large receivable to fund a capital project, outstanding at December 31, 2018.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2019, the Company generated $5,589 internally from operations as compared to the $5,438 it generated during the first three months of 2018 primarily due to lower interest paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital. As of March 31, 2019, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates of LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $409 in outstanding borrowings under its lines of credit as of March 31, 2019.  The weighted average interest rate on line of credit borrowings as of March 31, 2019 was 3.75%. The Company plans to renew its committed line of credit in the amount of $10,000 that expires in 2019 for an additional year, as well as extend the maturity for its three committed lines of credit aggregating $31,500 into 2021, under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on most of its facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2019.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding these restrictions.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 43.2% as of March 31, 2019 and December 31, 2018.  The Company expects the debt to total capitalization ratio to increase with additional line of credit borrowings.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company’s effective tax rate will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of TPR.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2019.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 56.8% as of March 31, 2019 and December 31, 2018.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On April 5, 2019, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,365 and $2,341 through March 31, 2019 and December 31, 2018, respectively, and is included in utility plant.  As of March 31, 2019, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $345 and $304 through March 31, 2019 and December 31, 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $910.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2019.

Off-Balance Sheet Arrangements

The Company does not use off-balance sheet transactions, arrangements or obligations that may have a material current or future effect on financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.  The Company does not use securitization of receivables or unconsolidated entities. For risk management purposes, the Company uses a derivative financial instrument, an interest rate swap agreement discussed in Note 5 to the financial statements included herein.  The Company does not engage in trading or other risk management activities, does not use other derivative financial instruments for any purpose, has no guarantees and does not have material transactions involving related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

PART II - OTHER INFORMATION
Item 6.	Exhibits.
Exhibit No.	Description
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
10.1
Form of Amended and Restated Change in Control Agreement made as of November 5, 2008 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in the attached schedule.

10.2
Form of Amended and Restated Deferred Compensation Plan made as of January 1, 2016 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in the attached schedule.

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

THE YORK WATER COMPANY

/s/ Jeffrey R. Hines
Date: May 7, 2019	Jeffrey R. Hines Principal Executive Officer

/s/ Matthew E. Poff
Date: May 7, 2019	Matthew E. Poff Principal Financial and Accounting Officer