Form 10-Q
period 2019-06-30
YORK WATER CO
filed 2019-08-02
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
⌧ YES	◻NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
⌧ YES	◻NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻

Small Reporting company ⌧	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
◻ YES	⌧ NO
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,975,573 Shares outstanding as of August 2, 2019

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2019	Dec. 31, 2018
ASSETS
UTILITY PLANT, at original cost	$389,690	$380,784
Plant acquisition adjustments	(3,079)	(3,108)
Accumulated depreciation	(81,595)	(78,519)
Net utility plant	305,016	299,157

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $422 in 2019 and $410 in 2018	702	714

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $343 in 2019 and $305 in 2018	4,475	4,811
Unbilled revenues	2,274	2,427
Recoverable income taxes	156	-
Materials and supplies inventories, at cost	981	876
Prepaid expenses	1,421	895
Total current assets	9,309	9,011

OTHER LONG-TERM ASSETS:
Note receivable	255	255
Deferred regulatory assets	32,660	32,353
Other assets	3,909	3,650
Total other long-term assets	36,824	36,258

Total Assets	$351,851	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2019	Dec. 31, 2018

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,974,287 shares in 2019 and 12,943,536 shares in 2018	$82,183	$81,305
Retained earnings	46,931	44,890
Total common stockholders' equity	129,114	126,195

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	96,085	93,328

COMMITMENTS	–	–

CURRENT LIABILITIES:
Short-term borrowings	–	1,000
Current portion of long-term debt	7	30
Accounts payable	4,191	3,030
Dividends payable	2,006	1,999
Accrued compensation and benefits	1,108	1,191
Accrued income taxes	–	150
Accrued interest	916	992
Deferred regulatory liabilities	1,698	2,104
Other accrued expenses	280	345
Total current liabilities	10,206	10,841

DEFERRED CREDITS:
Customers' advances for construction	7,934	6,849
Deferred income taxes	37,747	36,962
Deferred employee benefits	3,875	4,715
Deferred regulatory liabilities	24,939	24,710
Other deferred credits	2,200	1,815
Total deferred credits	76,695	75,051

Contributions in aid of construction	39,751	39,725

Total Stockholders' Equity and Liabilities	$351,851	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
OPERATING REVENUES	$13,048	$12,026	$24,879	$23,670

OPERATING EXPENSES:
Operation and maintenance	2,646	2,563	5,053	4,917
Administrative and general	2,103	2,254	4,009	4,249
Depreciation and amortization	1,933	1,624	3,824	3,465
Taxes other than income taxes	292	267	633	581
	6,974	6,708	13,519	13,212

Operating income	6,074	5,318	11,360	10,458

OTHER INCOME (EXPENSES):
Interest on debt	(1,296)	(1,376)	(2,623)	(2,740)
Allowance for funds used during construction	87	31	156	123
Other pension costs	(363)	(321)	(726)	(642)
Other income (expenses), net	(121)	(77)	(272)	(159)
	(1,693)	(1,743)	(3,465)	(3,418)

Income before income taxes	4,381	3,575	7,895	7,040

Income taxes	664	270	1,365	1,141

Net Income	$3,717	$3,305	$6,530	$5,899

Basic Earnings Per Share	$0.28	$0.26	$0.50	$0.46

Diluted Earnings Per Share	$0.28	$0.26	$0.50	$0.46

Cash Dividends Declared Per Share	$0.1733	$0.1666	$0.3466	$0.3332

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, March 31, 2019	12,954,976	$81,703	$45,460	$127,163
Net income	–	–	3,717	3,717
Dividends	–	–	(2,246)	(2,246)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	12,348	415	–	415
Stock-based compensation	6,963	65	–	65
Balance, June 30, 2019	12,974,287	$82,183	$46,931	$129,114

Balance, December 31, 2018	12,943,536	$81,305	$44,890	$126,195
Net income	–	–	6,530	6,530
Dividends	–	–	(4,489)	(4,489)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	23,788	799	–	799
Stock-based compensation	6,963	79	–	79
Balance, June 30, 2019	12,974,287	$82,183	$46,931	$129,114

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, March 31, 2018	12,892,798	$79,796	$40,652	$120,448
Net income	–	–	3,305	3,305
Dividends	–	–	(2,150)	(2,150)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	17,726	555	–	555
Stock-based compensation	3,743	53	–	53
Balance, June 30, 2018	12,914,267	$80,404	$41,807	$122,211

Balance, December 31, 2017	12,872,742	$79,201	$40,204	$119,405
Net income	–	–	5,899	5,899
Dividends	–	–	(4,296)	(4,296)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	37,782	1,146	–	1,146
Stock-based compensation	3,743	57	–	57
Balance, June 30, 2018	12,914,267	$80,404	$41,807	$122,211

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,530	$5,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,824	3,465
Stock-based compensation	79	57
Increase in deferred income taxes	85	90
Other	158	171
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	336	15
Increase in recoverable income taxes	(156)	(375)
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(2,796)	(2,895)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	736	2,635
Decrease in accrued interest and taxes	(226)	(531)
Net cash provided by operating activities	8,570	8,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $87 in 2019 and $69 in 2018	(8,018)	(6,606)
Cash received from surrender of life insurance policies	–	108
Net cash used in investing activities	(8,018)	(6,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,226	625
Repayments of customer advances	(115)	(202)
Proceeds of long-term debt issues	33,722	12,544
Debt issuance costs	(180)	-
Repayments of long-term debt	(30,882)	(11,721)
Repayments under short-term line of credit agreements	(1,000)	–
Changes in cash overdraft position	360	(143)
Issuance of common stock	799	1,146
Dividends paid	(4,482)	(4,282)
Net cash used in financing activities	(552)	(2,033)

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,544	$2,601
Income taxes	1,449	1,647

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $1,587 in 2019 and $1,624 in 2018 for the construction of utility plant.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Jun. 30, 2019	As of Dec. 31, 2018	Change
Accounts receivable – customers	$4,632	$4,731	$(99)
Other receivables	186	385	(199)
	4,818	5,116	(298)
Less: allowance for doubtful accounts	(343)	(305)	(38)
Accounts receivable, net	$4,475	$4,811	$(336)

Unbilled revenue	$2,274	$2,427	$(153)

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

3.  Common Stock and Earnings Per Share

Net income of $3,717 and $3,305 for the three months ended June 30, 2019 and 2018, respectively, and $6,530 and $5,899 for the six months ended June 30, 2019 and 2018, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Weighted average common shares, basic	12,955,656	12,895,687	12,949,036	12,886,154
Effect of dilutive securities:
Employee stock-based compensation	510	62	355	52
Weighted average common shares, diluted	12,956,166	12,895,749	12,949,391	12,886,206

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or six months ended June 30, 2019 and 2018.  As of June 30, 2019, 618,004 shares remain authorized for repurchase.

4.  Debt

	As of Jun. 30, 2019	As of Dec. 31, 2018

10.17% Senior Notes, Series A, due 2019	$–	$6,000
9.60% Senior Notes, Series B, due 2019	–	5,000
1.00% Pennvest Note, due 2019	7	30
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	–
Committed Lines of Credit, due 2021	2,368	8,508
Total long-term debt	98,745	95,908
Less discount on issuance of long-term debt	(198)	(204)
Less unamortized debt issuance costs	(2,455)	(2,346)
Less current maturities	(7)	(30)
Long-term portion	$96,085	$93,328

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

In the second quarter of 2019, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2021, and it renewed its $7,500 committed line of credit and extended the maturity date to June 2021.

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company’s net payment rate on the swap was 1.71% and 1.97% during the three months ended June 30, 2019 and 2018, respectively, and 1.68% and 2.08% for the six months ended June 30, 2019 and 2018, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $51 and $60 during the three months ended June 30, 2019 and 2018, respectively, and $101 and $125 during the six months ended June 30, 2019 and 2018, respectively. The overall swap result was a (gain) loss of $242 and $(90) for the three months ended June 30, 2019 and 2018, respectively, and $486 and $(347) for the six months ended June 30, 2019 and 2018, respectively. The Company expects to reclassify $252 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 5, 2019, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2019.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2019, the Company would have been required to pay the counterparty approximately $2,351.

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

Description	June 30, 2019	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,200	$2,200

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2019.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2019.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $151 as of June 30, 2019.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2018 is shown in the table below.

Description	December 31, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,815	$1,815

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $98,745 at June 30, 2019, and $95,908 at December 31, 2018, had an estimated fair value of approximately $116,000 and $105,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at June 30, 2019 of $7,934 and $255, respectively.  At December 31, 2018, customers' advances for construction and note receivable had carrying values of $6,849 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,466 and $2,341 through June 30, 2019 and December 31, 2018, respectively, and is included in utility plant.  As of June 30, 2019, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $474 and $304 through June 30, 2019 and December 31, 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $910.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Water utility service
Residential	$8,142	$7,453	$15,600	$14,771
Commercial and industrial	3,603	3,361	6,766	6,495
Fire protection	776	721	1,510	1,434
Wastewater utility service
Residential	291	263	544	510
Commercial and industrial	71	64	131	125
Billing and revenue collection services	19	16	37	32
Collection services	15	14	32	32
Other revenue	4	4	7	12
Total Revenue from Contracts with Customers	12,921	11,896	24,627	23,411
Rents from regulated property	127	130	252	259
Total Operating Revenue	$13,048	$12,026	$24,879	$23,670

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

As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020 for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act.  During the three and six months ended June 30, 2019, the Company increased its regulatory liability by reducing revenue by $21 and $305, respectively, including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $0 and $27, respectively, from excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017.  During the three and six months ended June 30, 2019 and 2018, the Company returned negative surcharges of $541 and $798, respectively.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019. The DSIC provided revenues of $0 and $436 for the three months ended June 30, 2019 and 2018, respectively, and $249 and $916 for the six months ended June 30, 2019 and 2018, respectively.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Service cost	$212	$254	$424	$508
Interest cost	411	379	822	758
Expected return on plan assets	(683)	(698)	(1,366)	(1,396)
Amortization of actuarial loss	105	102	210	203
Amortization of prior service cost	(3)	(4)	(6)	(7)
Rate-regulated adjustment	533	542	1,066	1,084
Net periodic pension expense	$575	$575	$1,150	$1,150

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $2,300 to its pension plans in 2019.  For the six months ended June 30, 2019, contributions of $1,150 have been made.  The Company expects to contribute the remaining $1,150 during the final two quarters of 2019.

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

On November 20, 2018, the Board accelerated the vesting period for restricted stock granted in 2016, 2017, and 2018 to one retiring officer from three years to that officer’s 2019 retirement date, which had been fully recognized as of March 31, 2019.

On May 6, 2019, the Board awarded stock to non-employee directors effective May 6, 2019.  This stock award vested immediately.  On May 6, 2019, the Compensation Committee awarded restricted stock to officers and key employees effective May 6, 2019.  This restricted stock award vests ratably over three years beginning May 6, 2019.

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

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2019.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	3,080	$33.85
Granted	6,963	$33.61
Vested	(2,556)	$33.80
Forfeited	–	–
Nonvested at end of the period	7,487	$33.64

For the three months ended June 30, 2019 and 2018, the statement of income includes $65 and $53 of stock-based compensation, respectively, and related recognized tax benefits of $19 and $15, respectively. For the six months ended June 30, 2019 and 2018, the statement of income includes $79 and $57 of stock-based compensation, respectively, and related recognized tax benefits of $23 and $16, respectively. The total fair value of the shares vested in the six months ended June 30, 2019 was $86. Total stock-based compensation related to nonvested awards not yet recognized is $252 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 15.2% and 7.6% for the three months ended June 30, 2019 and 2018, respectively, and 17.3% and 16.2% for the six months ended June 30, 2019 and 2018, respectively.  The effective tax rate is higher for the three and six months ended June 30, 2019 compared to 2018, primarily due to a lower level of eligible asset improvements that were placed into service and higher state income taxes.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of June 30, 2019, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 20.1 million gallons.  The Company's service territory had an estimated population of 199,000 as of December 31, 2018.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2019 Compared
With Three Months Ended June 30, 2018

Net income for the second quarter of 2019 was $3,717, an increase of $412, or 12.5%, from net income of $3,305 for the same period of 2018.  The primary contributing factor to the increase was higher operating revenues which were partially offset by higher income taxes and operating expenses.

Operating revenues for the second quarter of 2019 increased $1,022, or 8.5%, from $12,026 for the three months ended June 30, 2018 to $13,048 for the corresponding 2019 period.  The primary reason for the increase was a rate increase effective March 1, 2019.  The Company reduced revenue by $21 in the second quarter of 2019 and $572 in the same period of 2018, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of customers served in 2019 increased as compared to 2018 by 507 customers, from 70,003 to 70,510 customers.  The increased revenues were partially offset by a $436 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  Total per capita consumption for the second quarter of 2019 was approximately 2.3% lower than the same period of last year.

Operating expenses for the second quarter of 2019 increased $266, or 4.0%, from $6,708 for the second quarter of 2018 to $6,974 for the corresponding 2019 period.  The increase was primarily due to higher expenses of approximately $309 for depreciation, $81 for maintenance, and $55 for wages.  Other expenses increased by a net of $38.  The increase was partially offset by reduced expenses of approximately $169 for health insurance and $48 for a prior year consulting engagement, not repeated this year.

Interest on debt for the second quarter of 2019 decreased $80, or 5.8%, from $1,376 for the second quarter of 2018 to $1,296 for the corresponding 2019 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of the 10.17% and 9.60% Senior Notes with 4.54% Senior Notes.  The average debt outstanding under the lines of credit was $2,253 for the second quarter of 2019 and $6,819 for the second quarter of 2018.  The weighted average interest rate on the lines of credit was 3.71% for the quarter ended June 30, 2019 and 3.16% for the quarter ended June 30, 2018.

Allowance for funds used during construction increased $56, from $31 in the second quarter of 2018 to $87 in the corresponding 2019 period, due to higher volume of eligible construction.  Eligible 2019 construction expenditures include dam improvements.

Other income (expenses), net for the second quarter of 2019 reflects increased expenses of $44 as compared to the same period of 2018.  Lower earnings on life insurance policies of approximately $23 were the primary reason for the increased expenses.  Other expenses increased by a net of $21.

Income taxes for the second quarter of 2019 increased $394, or 145.9%, compared to the same period of 2018, due primarily to a lower volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR, and higher state income taxes.  The Company’s effective tax rate was 15.2% for the second quarter of 2019 and 7.6% for the second quarter of 2018.

Six Months Ended June 30, 2019 Compared
With Six Months Ended June 30, 2018

Net income for the first six months of 2019 was $6,530, an increase of $631, or 10.7%, from net income of $5,899 for the same period of 2018.  The primary contributing factor to the increase was higher operating revenues which were partially offset by higher operating expenses and income taxes.

Operating revenues for the first six months of 2019 increased $1,209, or 5.1%, from $23,670 for the six months ended June 30, 2018 to $24,879 for the corresponding 2019 period.  The primary reason for the increase was a rate increase effective March 1, 2019.  The Company reduced revenue by $305 in the first six months of 2019 and $983 in the same period of 2018, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of customers served in 2019 increased as compared to 2018 by 583 customers, from 69,851 to 70,434 customers.  The increased revenues were partially offset by a $667 decrease from a lower DSIC allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  Total per capita consumption for the first six months of 2019 was approximately 2.0% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates, higher summer demand and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first six months of 2019 increased $307, or 2.3%, from $13,212 for the first six months of 2018 to $13,519 for the corresponding 2019 period.  The increase was primarily due to higher expenses of approximately $359 for depreciation, $152 for wages, $71 for maintenance, $61 for purchased power related to raw water pumping, and $52 for taxes other than income taxes.  The increase was partially offset by reduced expenses of approximately $259 for health insurance, $75 for wastewater operating expenses, and $48 for a prior year consulting engagement, not repeated this year.  Other expenses decreased by a net of $6.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise.

Interest on debt for the first six months of 2019 decreased $117, or 4.3%, from $2,740 for the six months of 2018 to $2,623 for the corresponding 2019 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of the 10.17% and 9.60% Senior Notes with 4.54% Senior Notes.  The average debt outstanding under the lines of credit was $3,426 for the first six months of 2019 and $6,702 for the first six months of 2018.  The weighted average interest rate on the lines of credit was 3.71% for the six months ended June 30, 2019 and 3.00% for the six months ended June 30, 2018.  Interest expense for the remainder of the year is expected to increase due to continued borrowings under lines of credit and increases in short-term interest rates, partially offset by the refinancing of the Company’s Senior Notes.

Allowance for funds used during construction increased $33, from $123 in the first six months of 2018 to $156 in the corresponding 2019 period, due to a higher volume of eligible construction.  Eligible 2019 construction expenditures include dam improvements.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first six months of 2019 reflects increased expenses of $113 as compared to the same period of 2018.  Lower earnings on life insurance policies of approximately $101 were the primary reason for the increased expenses.  Other expenses increased by a net of $12.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first six months of 2019 increased $224, or 19.6%, compared to the same period of 2018, due primarily to a lower volume of asset improvements eligible for the tax benefit under the IRS TPR and higher state income taxes.  The Company’s effective tax rate was 17.3% for the first six months of 2019 and 16.2% for the first six months of 2018.  The Company's effective tax rate for the remainder of 2019 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a distribution system improvement charge or file a rate increase request in 2019.

Acquisitions and Growth

On October 8, 2013, the Company signed an agreement to purchase the wastewater collection and treatment assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2020, at which time the Company will add approximately 30 commercial and industrial wastewater customers.

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

On December 28, 2018, the Company signed an agreement to purchase the wastewater collection and treatment assets of Felton Borough in York County Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2020 at which time the Company will add approximately 130 wastewater customers.

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

On June 25, 2019, the Company signed an agreement to purchase the wastewater collection and treatment assets of the Letterkenny Township Municipal Authority in Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2020 at which time the Company will add approximately 180 wastewater customers.

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

Capital Expenditures

For the six months ended June 30, 2019, the Company invested $8,018 in construction expenditures for routine items and dam improvements as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2019 of approximately $9,500 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, dam and spillway improvements, replacing a water storage tank, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2019.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2019.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of June 30, 2019, the Company has borrowed $2,368 on its lines of credit and incurred a cash overdraft on its cash management account of $1,430.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended June 30, 2019, the negative surcharge to return to customers the benefit of the lower tax rate resulted in a decrease in accounts receivable – customers as compared to the end of 2018.  Other receivables decreased due to the receipt of a large receivable to fund a capital project, which was outstanding at December 31, 2018.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2019, the Company generated $8,570 internally from operations, consistent with the $8,531 it generated during the first six months of 2018.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2019, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates of LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $2,368 in outstanding borrowings under its lines of credit as of June 30, 2019.  The weighted average interest rate on line of credit borrowings as of June 30, 2019 was 3.69%.

In the second quarter of 2019, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2020, and it renewed its $7,500 committed line of credit and extended the maturity date to June 2020.  The Company plans to renew its $10,000 committed line of credit that expires in September 2019 for an additional year under similar terms and conditions.

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

The York Country Industrial Development Authority Revenue Bonds, Series 2006, the Pennsylvania Economic Development Bond Financing Authority Exempt Facility Revenue Refunding Bonds, Series 2014, and the Monthly Senior Notes, Series 2010A are currently callable.  The Company may refinance these bonds before maturity to take advantage of lower interest rates.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 43.3% as of June 30, 2019 and 43.2% as of December 31, 2018.  The Company expects the debt to total capitalization ratio to increase with additional line of credit borrowings.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2019.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 56.7% as of June 30, 2019 and 56.8% as of December 31, 2018.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,466 and $2,341 through June 30, 2019 and December 31, 2018, respectively, and is included in utility plant.  As of June 30, 2019, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $474 and $304 through June 30, 2019 and December 31, 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $910.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2019.

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

THE YORK WATER COMPANY

/s/ Jeffrey R. Hines
Date: August 2, 2019	Jeffrey R. Hines Principal Executive Officer

/s/ Matthew E. Poff
Date: August 2, 2019	Matthew E. Poff Principal Financial and Accounting Officer