Form 10-Q
period 2019-09-30
YORK WATER CO
filed 2019-11-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
⌧ YES	◻ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
⌧ YES	◻ NO
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
◻ YES	⌧ NO
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	12,988,567 Shares outstanding as of November 7, 2019

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2019	Dec. 31, 2018
ASSETS
UTILITY PLANT, at original cost	$397,524	$380,784
Plant acquisition adjustments	(3,064)	(3,108)
Accumulated depreciation	(83,122)	(78,519)
Net utility plant	311,338	299,157

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $427 in 2019 and $410 in 2018	697	714

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $317 in 2019 and $305 in 2018	4,545	4,811
Unbilled revenues	2,394	2,427
Recoverable income taxes	508	–
Materials and supplies inventories, at cost	1,022	876
Prepaid expenses	1,442	895
Total current assets	9,913	9,011

OTHER LONG-TERM ASSETS:
Note receivable	255	255
Deferred regulatory assets	33,764	32,353
Other assets	4,972	3,650
Total other long-term assets	38,991	36,258

Total Assets	$360,939	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2019	Dec. 31, 2018

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 12,984,826 shares in 2019 and 12,943,536 shares in 2018	$82,644	$81,305
Retained earnings	49,164	44,890
Total common stockholders' equity	131,808	126,195

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	94,212	93,328

COMMITMENTS	–	–

CURRENT LIABILITIES:
Short-term borrowings	–	1,000
Current portion of long-term debt	6,500	30
Accounts payable	4,751	3,030
Dividends payable	2,008	1,999
Accrued compensation and benefits	1,136	1,191
Accrued income taxes	–	150
Accrued interest	1,079	992
Deferred regulatory liabilities	1,138	2,104
Other accrued expenses	327	345
Total current liabilities	16,939	10,841

DEFERRED CREDITS:
Customers' advances for construction	7,916	6,849
Deferred income taxes	39,134	36,962
Deferred employee benefits	3,909	4,715
Deferred regulatory liabilities	24,835	24,710
Other deferred credits	2,435	1,815
Total deferred credits	78,229	75,051

Contributions in aid of construction	39,751	39,725

Total Stockholders' Equity and Liabilities	$360,939	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
OPERATING REVENUES	$13,680	$12,698	$38,559	$36,368

OPERATING EXPENSES:
Operation and maintenance	2,586	2,280	7,639	7,197
Administrative and general	2,172	1,944	6,181	6,193
Depreciation and amortization	1,926	1,770	5,750	5,235
Taxes other than income taxes	281	275	914	856
	6,965	6,269	20,484	19,481

Operating income	6,715	6,429	18,075	16,887

OTHER INCOME (EXPENSES):
Interest on debt	(1,314)	(1,377)	(3,937)	(4,117)
Allowance for funds used during construction	117	53	273	176
Other pension costs	(362)	(322)	(1,088)	(964)
Other income (expenses), net	(81)	(54)	(353)	(213)
	(1,640)	(1,700)	(5,105)	(5,118)

Income before income taxes	5,075	4,729	12,970	11,769

Income taxes	592	929	1,957	2,070

Net Income	$4,483	$3,800	$11,013	$9,699

Basic Earnings Per Share	$0.35	$0.29	$0.85	$0.75

Diluted Earnings Per Share	$0.35	$0.29	$0.85	$0.75

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, June 30, 2019	12,974,287	$82,183	$46,931	$129,114
Net income	–	–	4,483	4,483
Cash dividends declared, $0.1733 per share	–	–	(2,250)	(2,250)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,539	421	–	421
Stock-based compensation	–	40	–	40
Balance, September 30, 2019	12,984,826	$82,644	$49,164	$131,808

Balance, December 31, 2018	12,943,536	$81,305	$44,890	$126,195
Net income	–	–	11,013	11,013
Cash dividends declared, $0.5199 per share	–	–	(6,739)	(6,739)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	34,327	1,220	–	1,220
Stock-based compensation	6,963	119	–	119
Balance, September 30, 2019	12,984,826	$82,644	$49,164	$131,808

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, June 30, 2018	12,914,267	$80,404	$41,807	$122,211
Net income	–	–	3,800	3,800
Cash dividends declared, $0.1666 per share	–	–	(2,152)	(2,152)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	13,818	402	–	402
Stock-based compensation	–	11	–	11
Balance, September 30, 2018	12,928,085	$80,817	$43,455	$124,272

Balance, December 31, 2017	12,872,742	$79,201	$40,204	$119,405
Net income	–	–	9,699	9,699
Cash dividends declared, $0.4998 per share	–	–	(6,448)	(6,448)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	51,600	1,548	–	1,548
Stock-based compensation	3,743	68	–	68
Balance, September 30, 2018	12,928,085	$80,817	$43,455	$124,272

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months Ended September 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,013	$9,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,750	5,235
Stock-based compensation	119	68
Increase in deferred income taxes	313	298
Other	195	234
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	95	(253)
Increase in recoverable income taxes	(508)	–
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(5,166)	(4,741)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	1,805	3,821
Increase (decrease) in accrued interest and taxes	(63)	49
Net cash provided by operating activities	13,553	14,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $153 in 2019 and $98 in 2018	(13,284)	(10,664)
Acquisition of wastewater system	(2,088)	-
Cash received from surrender of life insurance policies	–	108
Net cash used in investing activities	(15,372)	(10,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,336	1,289
Repayments of customer advances	(243)	(371)
Proceeds of long-term debt issues	46,113	20,319
Debt issuance costs	(180)	–
Repayments of long-term debt	(38,690)	(20,239)
Repayments under short-term line of credit agreements	(1,000)	–
Changes in cash overdraft position	(7)	26
Issuance of common stock	1,220	1,548
Dividends paid	(6,730)	(6,426)
Net cash used in financing activities	1,819	(3,854)

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,588	$3,470
Income taxes	2,184	2,050

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $2,050 in 2019 and $1,871 in 2018 for the construction of utility plant.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.  Acquisitions

On August 29, 2019, the Company completed the acquisition of the wastewater collection assets of the Jacobus Borough Sewer Authority in York County, Pennsylvania. The Company began operating the existing collection facilities on August 30, 2019.  The acquisition resulted in the addition of approximately 700 wastewater customers with purchase price and acquisition cost of approximately $2,088. This acquisition is expected to be immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Sep. 30, 2019	As of Dec. 31, 2018	Change
Accounts receivable – customers	$4,651	$4,731	$(80)
Other receivables	211	385	(174)
	4,862	5,116	(254)
Less: allowance for doubtful accounts	(317)	(305)	(12)
Accounts receivable, net	$4,545	$4,811	$(266)

Unbilled revenue	$2,394	$2,427	$(33)

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

4.  Common Stock and Earnings Per Share

Net income of $4,483 and $3,800 for the three months ended September 30, 2019 and 2018, respectively, and $11,013 and $9,699 for the nine months ended September 30, 2019 and 2018, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Weighted average common shares, basic	12,968,540	12,912,833	12,955,602	12,895,144
Effect of dilutive securities:
Employee stock-based compensation	2,131	196	1,506	120
Weighted average common shares, diluted	12,970,671	12,913,029	12,957,108	12,895,264

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or nine months ended September 30, 2019 and 2018.  As of September 30, 2019, 618,004 shares remain authorized for repurchase.

5.  Debt

	As of Sep. 30, 2019	As of Dec. 31, 2018

10.17% Senior Notes, Series A, due 2019	$–	$6,000
9.60% Senior Notes, Series B, due 2019	–	5,000
1.00% Pennvest Note, due 2019	–	30
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	10,500	10,500
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	14,870	14,870
5.00% Monthly Senior Notes, Series 2010A, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	–
Committed Lines of Credit, due 2021	6,958	8,508
Total long-term debt	103,328	95,908
Less discount on issuance of long-term debt	(195)	(204)
Less unamortized debt issuance costs	(2,421)	(2,346)
Less current maturities	(6,500)	(30)
Long-term portion	$94,212	$93,328

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

In the third quarter of 2019, the Company renewed its $10,000 committed line of credit and extended the maturity date to September 2020.

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company’s net payment rate on the swap was 1.88% and 1.92% during the three months ended September 30, 2019 and 2018, respectively, and 1.75% and 2.02% for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $57 and $58 during the three months ended September 30, 2019 and 2018, respectively, and $158 and $183 during the nine months ended September 30, 2019 and 2018, respectively. The overall swap result was a (gain) loss of $290 and $(87) for the three months ended September 30, 2019 and 2018, respectively, and $776 and $(434) for the nine months ended September 30, 2019 and 2018, respectively. The Company expects to reclassify $265 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 5, 2019, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2019.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2019, the Company would have been required to pay the counterparty approximately $2,600.

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

Description	September 30, 2019	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,435	$2,435

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2019.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2019.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $165 as of September 30, 2019.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2018 is shown in the table below.

Description	December 31, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,815	$1,815

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $103,328 at September 30, 2019, and $95,908 at December 31, 2018, had an estimated fair value of approximately $123,000 and $105,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue and the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at September 30, 2019 of $7,916 and $255, respectively.  At December 31, 2018, customers' advances for construction and note receivable had carrying values of $6,849 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,580 and $2,341 through September 30, 2019 and December 31, 2018, respectively, and is included in utility plant.  As of September 30, 2019, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $821 and $304 through September 30, 2019 and December 31, 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,100.  This estimate is subject to adjustment as more facts become available.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Water utility service
Residential	$8,460	$7,969	$24,060	$22,740
Commercial and industrial	3,864	3,598	10,630	10,093
Fire protection	780	744	2,290	2,178
Wastewater utility service
Residential	334	186	878	696
Commercial and industrial	72	46	203	171
Billing and revenue collection services	19	16	56	48
Collection services	16	13	48	45
Other revenue	4	3	11	15
Total Revenue from Contracts with Customers	13,549	12,575	38,176	35,986
Rents from regulated property	131	123	383	382
Total Operating Revenue	$13,680	$12,698	$38,559	$36,368

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

Billing and Revenue Collection Service
The Company provides billing and revenue collection service as distinct performance obligations to three municipalities within the service territory of the Company.  The municipalities provide wastewater service to their residents and the Company acts as the billing and revenue collection agent for the municipalities.  The transaction price is a fixed amount per bill prepared as established in the contract.  There is no variable consideration.  Due to the fact that both the billing performance obligation and the revenue collection performance obligation are materially complete by the end of the reporting period, the Company does not allocate the transaction price between the two performance obligations.  The performance obligations are satisfied at a point in time when the bills are sent as the municipalities receive all the benefits and bears all of the risk of non-collection at that time.  Each municipality is invoiced when the bills are complete and the invoice is due within thirty days.  The billing and revenue collection service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.

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

As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020 for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act.  During the three and nine months ended September 30, 2019, the Company increased its regulatory liability by reducing revenue by $14 and $319, respectively, including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $0 and $27, respectively, from excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017.  During the three and nine months ended September 30, 2019 and 2018, the Company returned negative surcharges of $562 and $1,360, respectively.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019. The DSIC provided revenues of $0 and $512 for the three months ended September 30, 2019 and 2018, respectively, and $249 and $1,428 for the nine months ended September 30, 2019 and 2018, respectively.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Service cost	$213	$253	$637	$761
Interest cost	412	378	1,234	1,136
Expected return on plan assets	(684)	(698)	(2,050)	(2,094)
Amortization of actuarial loss	106	102	316	305
Amortization of prior service cost	(4)	(3)	(10)	(10)
Rate-regulated adjustment	532	543	1,598	1,627
Net periodic pension expense	$575	$575	$1,725	$1,725

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $2,300 to its pension plans in 2019.  For the nine months ended September 30, 2019, contributions of $1,725 have been made.  The Company expects to contribute the remaining $575 during the final quarter of 2019.

12.  Stock-Based Compensation

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

On August 19, 2019, the Board accelerated the vesting period for restricted stock granted in 2017, 2018, and 2019 to one retiring officer from three years to that officer’s 2020 retirement date.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2019.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	3,080	$33.85
Granted	6,963	$33.61
Vested	(2,556)	$33.80
Forfeited	–	–
Nonvested at end of the period	7,487	$33.64

For the three months ended September 30, 2019 and 2018, the statement of income includes $40 and $11 of stock-based compensation, respectively, and related recognized tax benefits of $12 and $3, respectively. For the nine months ended September 30, 2019 and 2018, the statement of income includes $119 and $68 of stock-based compensation, respectively, and related recognized tax benefits of $35 and $19, respectively. The total fair value of the shares vested in the nine months ended September 30, 2019 was $86. Total stock-based compensation related to nonvested awards not yet recognized is $252 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 11.7% and 19.6% for the three months ended September 30, 2019 and 2018, respectively, and 15.1% and 17.6% for the nine months ended September 30, 2019 and 2018, respectively.  The effective tax rate is lower for the three and nine months ended September 30, 2019 compared to 2018, primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

14.  Subsequent Events

On October 1, 2019, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $15,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 3.23% per annum payable semiannually and mature on October 1, 2040.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $14,888.  The net proceeds were used to refinance the $15,000 aggregate principal amount of the Company’s 5.00% Monthly Senior Notes Series 2010A due October 1, 2040.

On October 8, 2019, the Pennsylvania Economic Development Financing Authority, or PEDFA, issued and sold $10,500 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2019, or the Series A Bonds, and $14,870 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series B of 2019, or the Series B Bonds, for the Company's benefit pursuant to the terms of a trust indenture, dated as of September 1, 2019, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the issuance and sale of the Series A and the Series B Bonds to the Company pursuant to a loan agreement dated as of September 1, 2019, between the Company and the PEDFA.  The Series A Bonds, and therefore the loan, bears interest at 3.00% per annum payable semiannually and the maturity date of the loan is October 1, 2036 subject to optional and mandatory redemption provisions.  The Series B Bonds, and therefore the loan, bears interest at 3.10% per annum payable semiannually and the maturity date of the loan is November 1, 2038 subject to optional and mandatory redemption provisions.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $25,049.  The net proceeds were used to refinance the $10,500 aggregate principal amount of the Company’s 4.75% York County Industrial Development Authority Revenue Bonds Series 2006 due October 1, 2036 and the $14,870 aggregate principal amount of the Company’s 4.50% PEDFA Exempt Facilities Revenue Refunding Bonds Series 2014 due November 1, 2038.

15.  Impact of Recent Accounting Pronouncements

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

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates two wastewater collection systems and two wastewater collection and treatment systems.  The Company operates within its franchised water territory, which covers 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  The Company’s wastewater operations include portions of five municipalities in York County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of September 30, 2019, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 20.4 million gallons.  The Company's service territory had an estimated population of 199,000 as of December 31, 2018.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2019 Compared
With Three Months Ended September 30, 2018

Net income for the third quarter of 2019 was $4,483, an increase of $683, or 18.0%, from net income of $3,800 for the same period of 2018.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher operating expenses.

Operating revenues for the third quarter of 2019 increased $982, or 7.7%, from $12,698 for the three months ended September 30, 2018 to $13,680 for the corresponding 2019 period.  The primary reason for the increase was a rate increase effective March 1, 2019.  The Company reduced revenue by $14 in the third quarter of 2019 and $208 in the same period of 2018, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of water customers served in 2019 increased as compared to 2018 by 544 customers, from 67,863 to 68,407 customers.  The average number of wastewater customers served in 2019 increased as compared to 2018 by 230 customers, from 2,292 to 2,522 customers, due to the recent Jacobus Borough acquisition.  The increased revenues were partially offset by a $512 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  Total per capita consumption for the third quarter of 2019 was approximately 1.3% higher than the same period of last year.

Operating expenses for the third quarter of 2019 increased $696, or 11.1%, from $6,269 for the third quarter of 2018 to $6,965 for the corresponding 2019 period.  The increase was primarily due to higher expenses of approximately $171 for maintenance, $156 for depreciation, $123 for wages, $80 for wastewater operating expenses, $68 for health insurance, and $41 for technology upgrades.  Other expenses increased by a net of $57.

Interest on debt for the third quarter of 2019 decreased $63, or 4.6%, from $1,377 for the third quarter of 2018 to $1,314 for the corresponding 2019 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of the 10.17% and 9.60% Senior Notes with 4.54% Senior Notes.  The average debt outstanding under the lines of credit was $4,873 for the third quarter of 2019 and $7,355 for the third quarter of 2018.  The weighted average interest rate on the lines of credit was 3.45% for the quarter ended September 30, 2019 and 3.29% for the quarter ended September 30, 2018.

Allowance for funds used during construction increased $64, from $53 in the third quarter of 2018 to $117 in the corresponding 2019 period, due to higher volume of eligible construction.  Eligible 2019 construction expenditures include dam improvements.

Other income (expenses), net for the third quarter of 2019 reflects increased expenses of $27 as compared to the same period of 2018.  Lower earnings on life insurance policies of approximately $21 were the primary reason for the increased expenses.  Other expenses increased by a net of $6.

Income taxes for the third quarter of 2019 decreased $337, or 36.3%, compared to the same period of 2018, due primarily to a higher volume of asset improvements eligible for the tax benefit under the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was 11.7% for the third quarter of 2019 and 19.6% for the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared
With Nine Months Ended September 30, 2018

Net income for the first nine months of 2019 was $11,013, an increase of $1,314, or 13.5%, from net income of $9,699 for the same period of 2018.  The primary contributing factor to the increase was higher operating revenues which were partially offset by higher operating expenses.

Operating revenues for the first nine months of 2019 increased $2,191, or 6.0%, from $36,368 for the nine months ended September 30, 2018 to $38,559 for the corresponding 2019 period.  The primary reason for the increase was a rate increase effective March 1, 2019.  The Company reduced revenue by $319 in the first nine months of 2019 and $1,191 in the same period of 2018, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of water customers served in 2019 increased as compared to 2018 by 561 customers, from 67,664 to 68,225 customers.  The average number of wastewater customers served in 2019 increased as compared to 2018 by 84 customers, from 2,289 to 2,373 customers, due to the recent Jacobus Borough acquisition.  The increased revenues were partially offset by a $1,179 decrease from a lower DSIC allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  Total per capita consumption for the first nine months of 2019 was approximately 0.8% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for the first nine months of 2019 increased $1,003, or 5.1%, from $19,481 for the first nine months of 2018 to $20,484 for the corresponding 2019 period.  The increase was primarily due to higher expenses of approximately $515 for depreciation, $275 for wages, $242 for maintenance, $75 for technology upgrades, $61 for rate case expense, $59 for purchased power related to raw water pumping, and $58 for taxes other than income taxes.  The increase was partially offset by reduced expenses of approximately $191 for health insurance and $48 for a prior year consulting engagement, not repeated this year.  Other expenses decreased by a net of $43.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater and to maintain and extend the distribution system continue to rise.

Interest on debt for the first nine months of 2019 decreased $180, or 4.4%, from $4,117 for the nine months of 2018 to $3,937 for the corresponding 2019 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of the 10.17% and 9.60% Senior Notes with 4.54% Senior Notes.  The average debt outstanding under the lines of credit was $3,914 for the first nine months of 2019 and $6,922 for the first nine months of 2018.  The weighted average interest rate on the lines of credit was 3.62% for the nine months ended September 30, 2019 and 3.10% for the nine months ended September 30, 2018.  Interest expense for the remainder of the year is expected to decrease due to the refinancing of the Company’s various long-term debt issues (see Note 14 to the financial statements included herein) partially offset by continued borrowings under lines of credit.

Allowance for funds used during construction increased $97, from $176 in the first nine months of 2018 to $273 in the corresponding 2019 period, due to a higher volume of eligible construction.  Eligible 2019 construction expenditures include dam improvements.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first nine months of 2019 reflects increased expenses of $140 as compared to the same period of 2018.  Lower earnings on life insurance policies of approximately $122 were the primary reason for the increased expenses.  Other expenses increased by a net of $18.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first nine months of 2019 decreased $113, or 5.5%, compared to the same period of 2018, due primarily to a higher volume of asset improvements eligible for the tax benefit under the IRS TPR.  The Company’s effective tax rate was 15.1% for the first nine months of 2019 and 17.6% for the first nine months of 2018.  The Company's effective tax rate for the remainder of 2019 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR.

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

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2020 at which time the Company will begin construction of a water main extension to a single point of interconnection and either supply a minimum agreed upon amount of water to the authority, receive a payment in lieu of water, or provide water during an emergency, at current tariff rates.

Capital Expenditures

For the nine months ended September 30, 2019, the Company invested $13,284 in construction expenditures for routine items and dam improvements as well as various replacements and improvements to infrastructure.  In addition, the Company invested $2,088 in the acquisition of a wastewater system.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.

The Company anticipates construction expenditures for the remainder of 2019 of approximately $4,500 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2019.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in 2019 and 2020.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of September 30, 2019, the Company has borrowed $6,958 on its lines of credit and incurred a cash overdraft on its cash management account of $1,063.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended September 30, 2019, the negative surcharge to return to customers the benefit of the lower tax rate resulted in a decrease in accounts receivable – customers as compared to the end of 2018.  Other receivables decreased due to the receipt of a large receivable to fund a capital project, which was outstanding at December 31, 2018.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2019, the Company generated $13,553 internally from operations as compared to the $14,410 it generated during the first nine months of 2018 primarily due to higher interest and income taxes paid and increased expenditures to replace customer-owned lead service lines (see Note 8 to the financial statements included herein).

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of September 30, 2019, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates of LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $6,958 in outstanding borrowings under its lines of credit as of September 30, 2019.  The weighted average interest rate on line of credit borrowings as of September 30, 2019 was 3.29%.

In the second quarter of 2019, the Company renewed its $13,000 and $11,000 committed lines of credit and extended the maturity date of each to May 2021, and it renewed its $7,500 committed line of credit and extended the maturity date to June 2021.  In the third quarter of 2019, the Company renewed its $10,000 committed line of credit and extended the maturity date to September 2020.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on most of its facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2019 and 2020.

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

On October 1, 2019, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $15,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 3.23% per annum payable semiannually and mature on October 1, 2040.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $14,888.  The net proceeds were used to refinance the $15,000 aggregate principal amount of the Company’s 5.00% Monthly Senior Notes Series 2010A due October 1, 2040.

On October 8, 2019, the Pennsylvania Economic Development Financing Authority, or PEDFA, issued and sold $10,500 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2019, or the Series A Bonds, and $14,870 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series B of 2019, or the Series B Bonds, for the Company's benefit pursuant to the terms of a trust indenture, dated as of September 1, 2019, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the issuance and sale of the Series A and the Series B Bonds to the Company pursuant to a loan agreement dated as of September 1, 2019, between the Company and the PEDFA.  The Series A Bonds, and therefore the loan, bears interest at 3.00% per annum payable semiannually and the maturity date of the loan is October 1, 2036 subject to optional and mandatory redemption provisions.  The Series B Bonds, and therefore the loan, bears interest at 3.10% per annum payable semiannually and the maturity date of the loan is November 1, 2038 subject to optional and mandatory redemption provisions.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $25,049.  The net proceeds were used to refinance the $10,500 aggregate principal amount of the Company’s 4.75% York County Industrial Development Authority Revenue Bonds Series 2006 due October 1, 2036 and the $14,870 aggregate principal amount of the Company’s 4.50% PEDFA Exempt Facilities Revenue Refunding Bonds Series 2014 due November 1, 2038.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 43.9% as of September 30, 2019 and 43.2% as of December 31, 2018.  The Company expects the debt to total capitalization ratio to increase with additional line of credit borrowings.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2019.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 56.1% as of September 30, 2019 and 56.8% as of December 31, 2018.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,580 and $2,341 through September 30, 2019 and December 31, 2018, respectively, and is included in utility plant.  As of September 30, 2019, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $821 and $304 through September 30, 2019 and December 31, 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,100.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2019.

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
10.1
Note Agreement relative to the $15,000,000 3.23% Senior Notes, dated October 1, 2019.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2019.

10.2
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority entered into October 8, 2019 and dated as of September 1, 2019 relative to the $25,370,000 3.00% - 3.10% Exempt Facilities Revenue Refunding Bonds.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

10.3
Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.  Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2019.

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

THE YORK WATER COMPANY

/s/ Jeffrey R. Hines
Date: November 7, 2019	Jeffrey R. Hines Principal Executive Officer

/s/ Matthew E. Poff
Date: November 7, 2019	Matthew E. Poff Principal Financial and Accounting Officer