Form 10-K
period 2019-12-31
YORK WATER CO
filed 2020-03-10
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
⌧		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to____________

Commission file number 001-34245
THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA		23-1242500
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA		17401
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code (717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:		None
(Title of Each Class)
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ YES		⌧ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES		⌧ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧ YES		☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

⌧ YES		☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧	Non-accelerated filer ☐

Small reporting company ⌧	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES		⌧ NO
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2019 was $463,441,531.
As of March 10, 2020 there were 13,016,725 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2020 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of December 31, 2019, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 20.1 million gallons.  The Company's service territory had an estimated population of 201,000 as of December 31, 2019.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company’s impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company’s dams.  The DEP most recently inspected the Company’s dams in 2019.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management has met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements.  The Company is currently completing preliminary work on the dams as well as the final design and the permitting process.  The Company expects to finalize its plans in 2020 and begin armoring one of the dams in 2021.  The second dam is expected to be armored in a year or two following the first dam armoring.  The cost to armor each dam is expected to be approximately $5.5 million.

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

Growth

During the three year period ended December 31, 2019, the Company continued to grow the number of customers and its distribution facilities.

The following table sets forth certain of the Company’s summary statistical information.

(In thousands of dollars)	For the Years Ended December 31
	2019	2018	2017
Revenues:
Residential	$33,409	$31,281	$31,257
Commercial and industrial	14,441	13,578	13,729
Other	3,728	3,578	3,603
Total	$51,578	$48,437	$48,589

Average daily water consumption (gallons per day)	20,157,000	19,517,000	18,378,000

Miles of water mains at year-end	984	980	973

Miles of wastewater mains at year-end	30	19	19

Additional water distribution mains installed/acquired (ft.)	21,676	36,598	31,709

Wastewater collection mains acquired (ft.)	55,952	-	57,386

Number of customers at year-end	71,411	70,263	69,604

Population served at year-end	201,000	199,000	198,000

Information About Our Executive Officers

The Company presently has 106 full time employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2020 Proxy Statement incorporated herein by reference.

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

The Company also owns three satellite water systems in Adams County, Pennsylvania.  The Carroll Valley Water System consists of two groundwater wells capable of providing a safe yield of approximately 100,000 gallons per day with a current average daily consumption of 20,000 gallons per day.  The Western Cumberland Water System consists of three groundwater wells capable of providing a safe yield of 144,000 gallons per day with a current average daily consumption of 29,000 gallons per day.  The Eastern Cumberland Water System consists of two groundwater wells capable of providing a safe yield of 122,000 gallons per day with a current average daily consumption of 32,000 gallons per day.

As of December 31, 2019, the Company's present average daily availability was 35.4 million gallons, and daily consumption was approximately 20.1 million gallons.

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

The Lake Redman Pumping Station is located in York Township adjacent to Lake Redman.  The pumping station is designed to provide a redundant source with the capacity to pump 20 million gallons per day of untreated water through a company-owned 36 inch force main approximately 3.5 miles to the filtration plant, meeting the Company’s daily consumption needs.

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a rated capacity of 39.0 million gallons per day, or MGD, with a maximum supply of 42.0 MGD for short periods if necessary.  Based on an average daily consumption in 2019 of approximately 20.1 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

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

Distribution and Collection

The distribution system of the Company has approximately 984 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 31 booster stations and 34 standpipes and reservoirs capable of storing approximately 58.1 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The four wastewater collection systems of the Company have a combined approximate 142,000 feet of 6 inch and 8 inch gravity collection mains and 14,000 feet of 6 inch pressure force main along with eight redundant sewage pumping stations.

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

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2019 numbered approximately 1,998.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2019.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also owns and operates two wastewater collection systems and two wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse effect on revenues.  The Company experienced increased revenues in 2019 compared to 2018 primarily due to a rate increase effective March 1, 2019, the prior year effects of tax reform, and an increase in the number of customers served, which were partially offset by lower revenues from the Distribution Service Improvement Charge, or DSIC.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2019, operating revenue was derived from the following sources and in the following percentages: residential, 65%; commercial and industrial, 28%; and other, 7% which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

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

The Company’s performance in 2019 was strong under the above measures.  Operating revenues increased in 2019 compared to 2018 primarily due to a rate increase effective March 1, 2019, the prior year effects of tax reform, and an increase in the number of customers.  This increase was partially offset by the lower revenues from the DSIC.  The increase in operating income offset the increases in operating expenses and other net expenses.  The Company incurred lower income taxes primarily due to a higher deduction for the tax benefit under the IRS TPR.  The overall effect was an increase in net income in 2019 over 2018 of 7.7% and a return on year end common equity of 10.7%, slightly higher than the 2018 result of 10.6% and consistent with the five-year historical average of 10.9%.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 26.2%.  In 2019, the ratio was higher than the average at 27.9% due primarily to lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2019 Compared with 2018

Net income for 2019 was $14,402, an increase of $1,026, or 7.7%, from net income of $13,376 for 2018.  The primary contributing factor to the increase was higher operating revenues which were partially offset by higher operating expenses.

Operating revenues for the year increased $3,141, or 6.5%, from $48,437 for 2018 to $51,578 for 2019.  The primary reason for the increase was a rate increase effective March 1, 2019.  The Company reduced revenue by $325 in 2019 and $1,600 in 2018, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it has agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of water customers served in 2019 increased as compared to 2018 by 556 customers, from 67,732 to 68,288 customers.  The average number of wastewater customers served in 2019 increased as compared to 2018 by 228 customers, from 2,291 to 2,519 customers, due to the recent Jacobus Borough acquisition.  The increased revenues were partially offset by a $1,722 decrease from a lower DSIC allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  Total per capita consumption for 2019 was approximately 0.6% lower than last year.  In 2020, the Company expects revenues to show a modest increase over 2019 due to a full year at the new rates and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions and weather patterns could impact results.

Operating expenses for 2019 increased $1,872, or 7.2%, from $25,920 for 2018 to $27,792 for 2019.  The increase was primarily due to higher expenses of approximately $678 for depreciation, $393 for wages, $292 for distribution system maintenance, $99 for technology upgrades, $88 for purchased power related to raw water pumping, $87 for rate case expense, and $80 for water treatment maintenance.  Other expenses increased by a net of $258.  The increase was partially offset by reduced expenses of approximately $103 for health insurance.  In 2020, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater and to maintain and extend the distribution system continue to rise.

Interest on debt for 2019 decreased $385, or 7.0%, from $5,509 for 2018 to $5,124 for 2019.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of various debt issues.  See “Liquidity and Capital Resources – Long-term Debt” for the Company’s discussion of the refinancings.  The average debt outstanding under the lines of credit was $5,070 for 2019 and $7,206 for 2018.  The weighted average interest rate on the lines of credit was 3.47% for 2019 and 3.20% for 2018.  Interest expense in 2020 is expected to be slightly lower due to the refinancing of the Company’s various long-term debt issues partially offset by additional borrowings under lines of credit.

Allowance for funds used during construction increased $137, from $229 in 2018 to $366 in 2019, due to a higher volume of eligible construction.  Eligible 2019 construction expenditures include dam improvements.  Allowance for funds used during construction in 2020 is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for 2019 reflects increased expenses of $850 as compared to the same period of 2018.  Higher retirement expenses of approximately $543 due primarily to a decrease in the discount rate, higher charitable contributions of $195, and lower earnings on life insurance policies of $95 were the primary reasons for the increase.  Other expenses increased by a net of $17.  In 2020, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2019 decreased $251, or 10.1%, compared to 2018, due primarily to a higher volume of asset improvements eligible for the tax benefit under the IRS TPR.  The Company’s effective tax rate was 13.5% for 2019 and 15.7% for 2018.  The Company's effective tax rate for 2020 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR.

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

Capital Expenditures

During 2019, the Company invested $18,425 in construction expenditures for routine items and dam improvements, as well as various replacements and improvements to infrastructure.  In addition, the Company invested $2,112 in the acquisition of a wastewater system.  The Company replaced or relined approximately 50,000 feet of main in 2019.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans, and customer advances and contributions from developers, municipalities, customers or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2020 and 2021 of approximately $29,500 and $27,000, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2020 and 2021 expenditures will be for additional main extensions, spillway improvements and the armoring of one of the dams, improvements to a raw water pumping station, expansion of a wastewater treatment plant, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2020 and 2021 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2020 and 2021.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2020 and 2021, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, or for debt service, funds are automatically borrowed under the line of credit.  As of December 31, 2019, the Company borrowed $7,672 under its lines of credit and incurred a cash overdraft on its cash management account of $1,384.  The cash management facility and the other lines of credit are expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2019, the accounts receivable – customers balance decreased due to the negative surcharge to return to customers the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act.  Other receivables decreased due to the timing of a large receivable to fund a capital project which was outstanding at December 31, 2018.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2019, the Company generated $18,881 internally as compared to $18,372 in 2018.  The increase from 2018 was primarily due to lower interest and income taxes paid, which was partially offset by increased expenditures to replace customer-owned lead service lines (see Note 7 to the financial statements included herein).

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2019, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $7,672 in outstanding borrowings under its lines of credit as of December 31, 2019.  The weighted average interest rate on line of credit borrowings as of December 31, 2019 was 2.92%.  The Company expects to renew these lines of credit as they mature under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on most of its facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet financing needs throughout 2020.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 43.7% as of December 31, 2019, compared with 43.2% as of December 31, 2018.    The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2019.

The variable rate lines of credit and the interest rate swap of the Company use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021.  This indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified by 2021.  The Company believes that it is implicit in its agreements that a successor rate to LIBOR may be used.  The Company is not yet aware what successor rate will be used and therefore cannot estimate the impact to the Company’s financial position, results of operations and cash flows, but it could include an increase in the cost of the variable rate indebtedness.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  As a result of the ongoing deduction, the net income tax benefits of $1,426 and $1,307 for the years ended December 31, 2019 and 2018, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future.  The Company was permitted to make this deduction for prior years.  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in its most recent rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $216 in income taxes during the year ended December 31, 2019.

The Company’s effective tax rate will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR.

The Company has a substantial deferred income tax asset primarily due to the excess accumulated deferred income taxes on accelerated depreciation from the 2017 Tax Act and the differences between the book and tax balances of the deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated depreciation or TPR.

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2019.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 56.3% as of December 31, 2019, compared with 56.8% as of December 31, 2018.  The ratio decreased slightly in 2019 due to higher debt primarily from increased capital expenditures.  The volume of share repurchases and higher debt from capital expenditures, among other things, could reduce this percentage in the future.  It is the Company’s intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On April 5, 2019, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2020, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

The Company has implemented processes, procedures, and controls to prevent or limit the effect of these possible events, and maintains insurance to help defray costs associated with cyber security attacks.  The Company has not experienced a material impact on business or operations from these attacks.  Although the Company does not believe its systems are at a materially greater risk of cyber security attacks than other similar organizations and despite the implementation of robust security measures, the Company cannot provide assurance that the insurance will fully cover the costs of a cyber security event, and its robust security measures do not guarantee that reputation and financial results will not be adversely affected by such an incident.

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,713 and $2,341 through December 31, 2019 and 2018, respectively, and is included in utility plant.  As of December 31, 2019, all known company-owned lead service lines have been replaced. Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,000 and $304 through December 31, 2019 and 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,300.  This estimate is subject to adjustment as more facts become available.

Dividends

During 2019, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 63.1% and 47.6%, respectively.  During 2018, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 65.0% and 46.7%, respectively.  During the fourth quarter of 2019, the Board of Directors increased the dividend by 3.98% from $0.1733 per share to $0.1802 per share per quarter.

The Company’s Board of Directors declared a dividend in the amount of $0.1802 per share at its January 2020 meeting.  The dividend is payable on April 15, 2020 to shareholders of record as of February 28, 2020.  While the Company expects to maintain this dividend amount in 2020, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board of Directors.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2018 and 2019.

The Company adopted a new mortality table in 2019, the Pri-2012, using the white collar table for the administrative and general plan and the blue collar table for the union plan, and the MP-2019 mortality improvement scale.  Using the new mortality table slightly decreased the life expectancy of pension plan participants, resulting in a slight decrease to the pension benefit obligation, and ultimately, an increase in the Company’s funded status of the plans.

The Company selected its December 31, 2019 and 2018 discount rates based on the FTSE Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 3.10% at December 31, 2019 and 4.10% at December 31, 2018.

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

The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 6.75% and 6.50% as its expected rate of return in 2018 and 2019, respectively.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2019 and 2018, the related statements of income, common stockholders' equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2003.

York, Pennsylvania
March 10, 2020

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2019	Dec. 31, 2018
ASSETS
UTILITY PLANT, at original cost	$401,383	$380,784
Plant acquisition adjustments	(3,318)	(3,108)
Accumulated depreciation	(84,841)	(78,519)
Net utility plant	313,224	299,157

OTHER PHYSICAL PROPERTY, net of accumulated depreciation
of $435 in 2019 and $410 in 2018	769	714

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $305 in 2019 and $305 in 2018	4,421	4,811
Unbilled revenues	2,276	2,427
Recoverable income taxes	547	–
Materials and supplies inventories, at cost	1,007	876
Prepaid expenses	1,131	895
Total current assets	9,384	9,011

OTHER LONG-TERM ASSETS:
Notes receivable	255	255
Deferred regulatory assets	34,189	32,353
Other assets	5,708	3,650
Total other long-term assets	40,152	36,258

Total Assets	$363,529	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2019	Dec. 31, 2018
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,014,898 shares in 2019 and 12,943,536 shares in 2018	$83,976	$81,305
Retained earnings	50,209	44,890
Total common stockholders' equity	134,185	126,195

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	94,535	93,328

COMMITMENTS	–	–

CURRENT LIABILITIES:
Short-term borrowings	–	1,000
Current portion of long-term debt	6,500	30
Accounts payable	3,452	3,030
Dividends payable	2,096	1,999
Accrued compensation and benefits	1,247	1,191
Accrued income taxes	–	150
Accrued interest	914	992
Deferred regulatory liabilities	609	2,104
Other accrued expenses	338	345
Total current liabilities	15,156	10,841

DEFERRED CREDITS:
Customers' advances for construction	7,844	6,849
Deferred income taxes	40,426	36,962
Deferred employee benefits	4,317	4,715
Deferred regulatory liabilities	24,790	24,710
Other deferred credits	2,247	1,815
Total deferred credits	79,624	75,051

Contributions in aid of construction	40,029	39,725

Total Stockholders' Equity and Liabilities	$363,529	$345,140

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2019	2018

OPERATING REVENUES	$51,578	$48,437

OPERATING EXPENSES:
Operation and maintenance	10,387	9,670
Administrative and general	8,517	8,095
Depreciation and amortization	7,688	7,010
Taxes other than income taxes	1,200	1,145
	27,792	25,920

Operating income	23,786	22,517

OTHER INCOME (EXPENSES):
Interest on debt	(5,124)	(5,509)
Allowance for funds used during construction	366	229
Other pension costs	(1,451)	(1,285)
Other income (expenses), net	(935)	(85)
	(7,144)	(6,650)

Income before income taxes	16,642	15,867

Income taxes	2,240	2,491

Net Income	$14,402	$13,376

Basic Earnings Per Share	$1.11	$1.04

Diluted Earnings Per Share	$1.11	$1.04

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2017	12,872,742	$79,201	$40,204	$119,405
Net income	–	–	13,376	13,376
Cash dividends declared, $0.6731 per share	–	–	(8,690)	(8,690)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	67,051	2,024	–	2,024
Stock-based compensation	3,743	80	–	80
Balance, December 31, 2018	12,943,536	81,305	44,890	126,195
Net income	–	–	14,402	14,402
Cash dividends declared, $0.7001 per share	–	–	(9,083)	(9,083)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	64,399	2,505	–	2,505
Stock-based compensation	6,963	166	–	166
Balance, December 31, 2019	13,014,898	$83,976	$50,209	$134,185

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,402	$13,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,688	7,010
Stock-based compensation	166	80
Increase in deferred income taxes	641	58
Other	251	295
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	282	(483)
Increase in recoverable income taxes	(547)	–
Increase in materials and supplies, prepaid expenses, regulatory and other assets	(5,903)	(6,094)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	2,129	4,508
Decrease in accrued interest and taxes	(228)	(378)
Net cash provided by operating activities	18,881	18,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $205 in 2019 and $128 in 2018	(18,425)	(16,882)
Acquisition of wastewater system	(2,112)	–
Cash received from surrender of life insurance policies	–	108
Net cash used in investing activities	(20,537)	(16,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,695	1,998
Repayments of customer advances	(396)	(409)
Proceeds of long-term debt issues	94,043	28,762
Debt issuance costs	(613)	–
Repayments of long-term debt	(85,906)	(25,691)
Repayments under short-term line of credit agreements	(1,000)	–
Changes in cash overdraft position	314	301
Issuance of common stock	2,505	2,024
Dividends paid	(8,986)	(8,583)
Net cash provided by (used in) financing activities	1,656	(1,598)

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,821	$5,236
Income taxes	2,230	2,901

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $1,029 in 2019 and $1,100 in 2018 for the construction of utility plant.

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

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2019 and 2018, utility plant includes a net credit acquisition adjustment of $3,318 and $3,108, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $61 and $58 for the years ended December 31, 2019 and 2018, respectively.

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

The following remaining lives are used for financial reporting purposes:

	December 31		Approximate range
Utility Plant Asset Category	2019	2018	of remaining lives
Mains and accessories	$200,954	$190,679	11 – 86 years
Services, meters and hydrants	77,501	74,178	17 – 51 years
Operations structures, reservoirs and water tanks	63,530	61,868	10 – 58 years
Pumping and treatment equipment	33,124	32,575	7 – 30 years
Office, transportation and operating equipment	14,464	13,531	3 – 23 years
Land and other non-depreciable assets	3,393	3,202	–
Utility plant in service	392,966	376,033
Construction work in progress	8,417	4,751	–
Total Utility Plant	$401,383	$380,784

The effective rate of depreciation was 2.29% in 2019 and 2.21% in 2018, on average utility plant, net of customers' advances and contributions. Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Note Receivable
Note receivable is recorded at cost and represents amounts due from a municipality for construction of water mains in their municipality.  Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.  When a note is considered to be impaired, the carrying value of the note is written down.  The amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.

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

Regulatory assets and liabilities are comprised of the following:

	December 31		Remaining Recovery
	2019	2018	Periods
Assets
Income taxes	$24,405	$21,432	Various
Postretirement benefits	365	3,071	5 – 10 years
Unrealized swap losses	2,227	1,799	1 – 10 years
Utility plant retirement costs	5,012	4,841	5 years
Customer-owned lead service line replacements	944	304	Various
Income taxes on customers' advances for construction and contributions in aid of construction	998	577	Various
Service life study expenses	13	18	3 years
Rate case filing expenses	225	311	2 years
	$34,189	$32,353
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$14,008	$14,184	Various
Income taxes	7,494	6,979	Various
IRS TPR catch-up deduction	3,671	3,887	14 years
Revenue reduction for tax rate change	226	1,764	1 year
	$25,399	$26,814

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining term of 10 years.

Utility plant retirement costs represents costs already incurred for the removal of assets, which are expected to be recovered over a five-year period in rates, through depreciation expense.

The Company was granted approval by the PPUC to modify its tariff to replace lead customer-owned service lines that are discovered when the Company replaces its lead service lines over the remaining three years, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost and record the costs as a regulatory asset to be recovered in future base rates to customers.  The recovery period was established in the most recent rate order at four years beginning March 1, 2019.  The recovery period for the customer-owned lead service line replacements completed subsequent to the most recent rate order will begin after the next rate order.

Service life study expenses are deferred and amortized over their remaining life of three years.  Rate case filing expenses are deferred and amortized over their remaining life of two years.

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

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits realized on the Company’s 2014 income tax return for qualifying capital expenditures made prior to 2014.  The recovery period was established in the most recent rate order at 15 years beginning March 1, 2019.

Pursuant to a rate order approved by the PPUC, the Company has agreed to return the 2018 income tax savings pursuant to the 2017 Tax Act, the associated tax gross-up, and the excess accumulated deferred income taxes on accelerated depreciation to customers as a reconcilable negative surcharge on bills.  The Company began giving back the liability over one year  beginning March 1, 2019.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $221 in 2019 and $236 in 2018.  The overall swap result was a (gain) loss of $649 in 2019 and $(137) in 2018.  During the twelve months ending December 31, 2020, the Company expects to reclassify $268 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2019 and 2018, deferred investment tax credits amounted to $539 and $578, respectively.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and each year going forward, beginning with 2014 (the “ongoing deduction”).  After receiving approval from the PPUC in its most recent rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.   The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities.  Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

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

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2019 and 2018.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

Impact of Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing guidance in Accounting Standard Codification 840 – Leases.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense.  This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company adopted the standard effective January 1, 2019.  The Company did not identify any material leases under this standard, and therefore the adoption did not have a material effect on its financial position, results of operations and cash flows.

2.  Acquisitions

On August 29, 2019, the Company completed the acquisition of the wastewater collection assets of the Jacobus Borough Sewer Authority in York County, Pennsylvania.  The Company began operating the existing collection facilities on August 30, 2019.  The acquisition resulted in the addition of approximately 700 wastewater customers with purchase price and acquisition cost of approximately $2,112, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of approximately $271 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Dec. 31, 2019	Dec. 31, 2018	Change

Accounts receivable – customers	$4,574	$4,731	$(157)
Other receivables	152	385	(233)
	4,726	5,116	(390)
Less: allowance for doubtful accounts	(305)	(305)	–
Accounts receivable, net	$4,421	$4,811	$(390)

Unbilled revenue	$2,276	$2,427	$(151)

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

The Company recorded interest income of $121 in 2019 and $105 in 2018.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2019 and 2018 were the following amounts related to this project.

	2019	2018
Note receivable, including interest	$255	$255
Customers' advances for construction	303	305

The Company has other customers' advances for construction totaling $7,541 and $6,544 at December 31, 2019 and 2018, respectively.

5.  Common Stock and Earnings Per Share

Net income of $14,402 and $13,376 for the years ended December 31, 2019 and 2018 respectively, is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted net income per share:

	2019	2018
Weighted average common shares, basic	12,964,080	12,903,568
Effect of dilutive securities:
Employee stock-based compensation	2,212	268
Weighted average common shares, diluted	12,966,292	12,903,836

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company's common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2019 and 2018 were 3,914 and 5,187, respectively.  As of December 31, 2019, 61,725 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On November 8, 2019, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to authorize an additional 157,000 shares and rollover the unissued 344,379 shares authorized under the 2016 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company's common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on November 18, 2019.  Shares issued during 2019 and 2018 were 60,485 and 61,864, respectively.  As of December 31, 2019, 475,889 authorized shares remain unissued under the Plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During both 2019 and 2018, the Company did not repurchase or retire any shares.  As of December 31, 2019, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2019 and 2018 is summarized in the following table:

	2019	2018
10.17% Senior Notes, Series A, due 2019	$–	$6,000
9.60% Senior Notes, Series B, due 2019	–	5,000
1.00% Pennvest Note, due 2019	–	30
10.05% Senior Notes, Series C, due 2020	6,500	6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
4.75% York County Industrial Development Authority Revenue Bonds, Series 2006, due 2036	–	10,500
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	–
4.50% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2014, due 2038	–	14,870
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	–
5.00% Monthly Senior Notes, Series 2010A, due 2040	–	15,000
3.23% Senior Notes, due 2040	15,000	–
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	–
Committed Lines of Credit, due 2021	7,672	8,508
Total long-term debt	104,042	95,908
Less discount on issuance of long-term debt	(192)	(204)
Less unamortized debt issuance costs	(2,815)	(2,346)
Less current maturities	(6,500)	(30)
Long-term portion	$94,535	$93,328

Payments due by year as of December 31, 2019:

2020	2021	2022	2023	2024
$6,500	$19,672	$7,500	$–	$–

Payments due in 2021 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2021 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

Fixed Rate Long-Term Debt
The Pennsylvania Economic Development Financing Authority, or PEDFA, Series 2014 Bonds contained both optional and special redemption provisions.  Under the optional provisions, the Company could redeem all or a portion of the bonds on or after May 1, 2019. The Company redeemed these bonds on October 8, 2019.  Under the special provisions, representatives of deceased beneficial owners of the bonds had the right to request redemption prior to the stated maturity of all or part of their interest in the bonds beginning on or after May 1, 2014.  The Company was not obligated to redeem any individual interest exceeding $25, or aggregate interest exceeding $300, in any annual period.  In 2019 and 2018, no bonds were retired under these provisions.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 1.50% in 2019 and 1.46%  in 2018.  As of December 31, 2019 and 2018, the interest rate was 1.78% and 1.75%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2021.  It is reviewed annually for a potential extension of the expiration date.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On April 5, 2019, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2019.  If a violation was triggered on December 31, 2019, the Company would have been required to pay the counterparty approximately $2,307.

The Company's interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company's net payment rate on the swap averaged 1.84% in 2019 and 1.97% in 2018.

As of December 31, 2019, there was a spread of 75 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.91% (including variable interest and swap payments).  As of December 31, 2018, there was a spread of 31 basis points which equated to an overall effective rate of 3.47% (including variable interest and swap payments).

Line of Credit Borrowings
As of December 31, 2019, the Company maintained unsecured lines of credit aggregating $41,500 with four banks.  The first line of credit, in the amount of $13,000, is a committed line of credit with a revolving 2-year maturity (currently May 2021) and carries an interest rate of LIBOR plus 1.20%. The Company had $3,672 and $6,508 outstanding under this line of credit as of December 31, 2019 and 2018, respectively.  The second line of credit, in the amount of $11,000, is a committed line of credit, which matures in May 2021 and carries an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, is a committed line of credit, which matures in June 2021 and carries an interest rate of LIBOR plus 1.15%. The Company had $4,000 and $2,000 outstanding under this line of credit as of December 31, 2019 and 2018, respectively. The fourth line of credit, in the amount of $10,000, is a committed line of credit, which matures in September 2020 and carries an interest rate of LIBOR plus 1.20%. The Company had $0 and $1,000 outstanding under this line of credit as of December 31, 2019 and 2018, respectively.  Average borrowings outstanding under the lines of credit were $5,070 in 2019 and $7,206 in 2018. The average cost of borrowings under the lines of credit was 3.47% during 2019 and 3.20% during 2018. The weighted average interest rate on the line of credit borrowings was 2.92% as of December 31, 2019 and 3.60% as of December 31, 2018.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company's ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company's acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2019, none of the earnings retained in the business are restricted under these provisions.  The Company's debt is unsecured.  The Company's Pennvest Loan, which matured in 2019, was secured by $800 of receivables.

The Company's lines of credit require it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2019, the Company was in compliance with these covenants.

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

Description	December 31, 2019	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,248	$2,248

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of December 31, 2019.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2019.  The use of the Company's credit quality resulted in a reduction in the swap liability of $59 as of December 31, 2019.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2018 is shown in the table below.

Description	December 31, 2018	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,815	$1,815

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $104,042 at December 31, 2019, and $95,908 at December 31, 2018, had an estimated fair value of approximately $115,000 and $105,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including bond insurance on the 2006 York County Industrial Development Authority issue, which was terminated upon its refinance in 2019, and the letter of credit on the 2008 PEDFA Series A issue.

Customers' advances for construction and note receivable have carrying values at December 31, 2019 of $7,844 and $255, respectively.  At December 31, 2018, customers' advances for construction and note receivable had carrying values of $6,849 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2020 and 2021 of approximately $29,500 and $27,000, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s lines of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,713 and $2,341 through December 31, 2019 and 2018, respectively, and is included in utility plant.  As of December 31, 2019, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,000 and $304 through December 31, 2019 and 2018, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,300.  This estimate is subject to adjustment as more facts become available.

As of December 31, 2019, approximately 31% of the Company's full time employees are under union contract.  The current contract was ratified in December 2017 and expires on April 30, 2020.  Management is currently preparing for negotiations with the union leadership.  The Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning water service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company's financial position, results of operations and cash flows.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	2019	2018
Water utility service:
Residential	$32,118	$30,348
Commercial and industrial	14,161	13,351
Fire protection	3,074	2,931
Wastewater utility service:
Residential	1,291	933
Commercial and industrial	280	227
Billing and revenue collection services	70	64
Collection services	52	54
Other revenue	13	22
Total Revenue from Contracts with Customers	51,059	47,930
Rents from regulated property	519	507
Total Operating Revenue	$51,578	$48,437

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

As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020 for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act.  During the years ended December 31, 2019 and 2018, the Company increased its regulatory liability by reducing revenue by $325 and $1,600, respectively, including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $27 and $164, respectively, from excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017.  During the year ended December 31, 2019 the Company returned negative surcharges of $1,891.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019.  The DSIC provided revenues of $249 in 2019 and $1,971 in 2018.  The DSIC is subject to audit by the PPUC.

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

The following table sets forth the plans' funded status as of December 31, 2019 and 2018.  The measurement of assets and obligations of the plans is as of December 31, 2019 and 2018.

Obligations and Funded Status At December 31	2019	2018

Change in Benefit Obligation
Pension benefit obligation beginning of year	$41,511	$44,636
Service cost	849	1,015
Interest cost	1,645	1,515
Actuarial (gain) loss	5,241	(4,140)
Benefit payments	(1,716)	(1,515)
Pension benefit obligation end of year	47,530	41,511

Change in Plan Assets
Fair value of plan assets beginning of year	40,624	41,439
Actual return on plan assets	8,141	(1,600)
Employer contributions	2,300	2,300
Benefits paid	(1,716)	(1,515)
Fair value of plan assets end of year	49,349	40,624

Funded Status of Plans at End of Year	$1,819	$(887)

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The asset for the funded status of the Company's pension plans as of  December 31, 2019 is recorded in "Other assets" on its balance sheets.  The liability for the funded status of the Company’s pension plans as of December 31, 2018 is recorded in “Deferred employee benefits” on its balance sheets.

In 2019, the plans recognized a significant actuarial loss.  The Company adopted the new mortality table (Pri-2012) and the new mortality improvement scale (MP-2019) but recognized a 100 basis point decrease in the discount rate. In 2018, the plans recognized a significant actuarial gain.  The Company adopted the new mortality improvement scale (MP-2018) and recognized a 60 basis point increase in the discount rate.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2019	2018
Net gain (loss) arising during the period	$(167)	$252
Recognized net actuarial loss	(421)	(406)
Recognized prior service credit	13	13
Total changes in regulatory asset during the year	$(575)	$(141)

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2019	2018
Net loss	$8,154	$8,742
Prior service credit	(76)	(89)
Regulatory asset	$8,078	$8,653

Components of net periodic benefit cost are as follows:

	2019	2018
Service cost	$849	$1,015
Interest cost	1,645	1,515
Expected return on plan assets	(2,733)	(2,793)
Amortization of loss	421	406
Amortization of prior service credit	(13)	(13)
Rate-regulated adjustment	2,131	2,170
Net periodic benefit cost	$2,300	$2,300

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2019, the deferral decreased by $2,131.

The estimated costs for the defined benefit pension plans relating to the December 31, 2019 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$353
Net prior service credit	(13)
340

The Company plans to contribute $2,300 to the plans in 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2020	2021	2022	2023	2024	2025 – 2029
$1,827	$1,891	$1,964	$2,138	$2,208	$11,830

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2019	2018
Projected benefit obligation	$47,530	$41,511
Fair value of plan assets	49,349	40,624

	2019	2018
Accumulated benefit obligation	$44,587	$39,100
Fair value of plan assets	49,349	40,624

Weighted-average assumptions used to determine benefit obligations at December 31:

	2019	2018
Discount rate	3.10%	4.10%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2019	2018
Discount rate	4.10%	3.50%
Expected long-term return on plan assets	6.50%	6.75%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of each of the plan's assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company's defined benefit pension plans is that of Growth and Income.  The weighted-average target asset allocations are 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% reserves (cash and cash equivalents).  Within the equity category, the Company's target allocation is approximately 60-95% large cap, 0-25% mid cap, 0-10% small cap, 0-25% International Developed Nations, and 0-10% International Emerging Nations.  Within the fixed income category, its target allocation is approximately 15-55% U.S. Treasuries, 0–22% Federal Agency securities, 0-40% corporate bonds, 15-55% mortgage-backed securities, 0-20% international, and 0-20% high yield bonds.  The Company's investment performance objectives over a three to five-year period are to exceed the annual rate of inflation as measured by the Consumer Price Index by 3%, and to exceed the annualized total return of specified benchmarks applicable to the funds within the asset categories.

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

The fair values of the Company's pension plan assets at December 31, 2019 and 2018 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2019	2018	2019	2018	2019	2018
Cash and Money Market Funds (a)	$682	$1,498	$682	$1,498	$–	$–
Equity Securities:
Common Equity Securities (b)	662	512	662	512	–	–
Equity Mutual Funds (c)	29,677	23,637	29,677	23,637	–	–
Fixed Income Securities:
U.S. Treasury Obligations	615	591	–	–	615	591
Corporate and Foreign Bonds (d)	6,078	5,315	–	–	6,078	5,315
Fixed Income Mutual Funds (e)	11,635	9,071	11,635	9,071	–	–
Total Plan Assets	$49,349	$40,624	$42,656	$34,718	$6,693	$5,906

(a)	The portfolios are designed to keep up to one year of distributions in immediately available funds.

(b)
This category includes investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, healthcare, information technology, financial services, telecommunications, industrials, real estate, materials, and energy.  The individual stocks are primarily large cap stocks which track with the S&P 500.

(c)   This category currently includes a majority of investments in closed-end mutual funds as well as domestic equity mutual funds and international mutual funds which give the portfolio exposure to mid and large cap index funds as well as international diversified index funds.

(d) This category currently includes only U.S. corporate bonds and notes widely distributed among consumer discretionary, consumer staples, healthcare, information technology, energy, transportation, and financial services.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant's contribution, up to a maximum of 4% of the employee's compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee's account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2019, 49 employees were participating in the enhanced feature of the plan.  The Company's contributions to both portions of the plan amounted to $300 in 2019 and $287 in 2018.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2019 and 2018, the present value of the future obligations was approximately $4,416 and $3,955, respectively.  The insurance policies included in other assets had a total cash value of approximately $3,667 and $3,402 at December 31, 2019 and 2018, respectively.  The Company's net expenses under the plans amounted to $670 in 2019 and $32 in 2018.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2019 and 2018, the present value of the future obligations was approximately $137 and $107, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net (income) expenses under the plan amounted to $34 in 2019 and $(10) in 2018.

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

On November 21, 2016, the Board awarded stock to non-employee directors effective November 28, 2016.  This stock award vested immediately.  On the same date, the Compensation Committee awarded restricted stock to officers and key employees effective November 28, 2016.  This restricted stock award vested ratably over three years beginning November 28, 2016 and has been fully recognized as of December 31, 2019.

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

On November 20, 2018, the Board accelerated the vesting period for restricted stock granted in 2016, 2017, and 2018 to one retiring officer from three years to that officer’s 2019 retirement date which has been fully recognized as of December 31, 2019.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2018 and 2019.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2018	1,127	$37.76
Granted	3,743	$32.70
Vested	(1,790)	$33.90
Forfeited	–	–
Nonvested at end of the year 2018	3,080	$33.85
Granted	6,963	$33.61
Vested	(2,701)	$33.99
Forfeited	–	–
Nonvested at end of the year 2019	7,342	$33.57

For the years ended December 31, 2019 and 2018, the statement of income includes $166 and $80 of stock based compensation and related recognized tax benefits of $48 and $23, respectively.  The total fair value of the shares vested in the years ended December 31, 2019 and 2018 was $92 and $61, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $246 at December 31, 2019 which will be recognized over the remaining three year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:
	2019	2018
Regulatory Assessment	$285	$261
Property	348	345
Payroll, net of amounts capitalized	564	538
Other	3	1
Total taxes other than income taxes	$1,200	$1,145

14.  Income Taxes

The provisions for income taxes consist of:
	2019	2018
Federal current	$1,148	$1,715
State current	451	718
Federal deferred	475	216
State deferred	205	(119)
Federal investment tax credit, net of current utilization	(39)	(39)
Total income taxes	$2,240	$2,491

A reconciliation of the statutory Federal tax provision to the total provision follows:
	2019	2018
Statutory Federal tax provision	$3,495	$3,332
State income taxes, net of Federal benefit	574	471
IRS TPR deduction	(1,642)	(1,307)
Tax-exempt interest	(25)	(22)
Amortization of investment tax credit	(39)	(39)
Cash value of life insurance	6	(13)
Amortization of excess accumulated deferred income taxes on accelerated depreciation	(149)	–
Other, net	20	69
Total income taxes	$2,240	$2,491

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in its most recent rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $216 in income taxes during the year ended December 31, 2019.  As a result of the ongoing deduction, the net income tax benefits of $1,426 and $1,307 for the years ended  December 31, 2019 and 2018, respectively, reduced income tax expense and flowed-through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  The Company is recognizing the excess accumulated deferred income taxes on accelerated depreciation, recorded as a regulatory liability, over the remaining useful life of the underlying assets.  As a result, the Company recognized $149 in income taxes during the year ended December 31, 2019.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are summarized in the following table:

	2019	2018
Deferred tax assets:
Reserve for doubtful accounts	$88	$88
Compensated absences	148	147
Deferred compensation	1,276	1,143
Excess accumulated deferred income taxes on accelerated depreciation	4,047	4,098
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	2,104	2,077
Customers' advances for construction and contributions in aid of construction	998	577
Revenue reduction for tax rate change	7	333
Pensions	–	256
Other costs deducted for book, not for tax	69	40
Total deferred tax assets	8,737	8,759

Deferred tax liabilities:
Accelerated depreciation	28,891	28,479
Basis differences from IRS TPR	11,311	9,367
Investment tax credit	384	411
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	6,987	6,124
Pensions	525	–
Tax effect of pension regulatory asset	106	887
Unamortized debt issuance costs	531	197
Other costs deducted for tax, not for book	428	256
Total deferred tax liabilities	49,163	45,721

Net deferred tax liability	$40,426	$36,962

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

No valuation allowance was required for deferred tax assets as of December 31, 2019 and 2018.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2016 through 2018 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2019. The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act and has not taken any new positions in its 2019 income tax provision.

The Company's policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid interest and penalties of $0 and $1 for the years ended December 31, 2019 and 2018, respectively.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2020 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2020 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption "Delinquent Section 16(a) Reports” of the 2020 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2020 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2020 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2020 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	86,558

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 61,725 authorized shares remain unissued as of December 31, 2019.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2020 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2020 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption "Principal Accountant’s Fees and Services" of the 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2019 and 2018
Statements of Income for Years Ended December 31, 2019 and 2018
Statements of Common Stockholders’ Equity for Years Ended December 31, 2019 and 2018
Statements of Cash Flows for Years Ended December 31, 2019 and 2018
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	61
	for the years ended December 31, 2019 and 2018

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 21.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated October 3, 2016 (File No. 333-213942).
4.2	Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee, relative to the $15,000,000 5.0% Monthly Senior Notes	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.1 to the Company's October 8, 2010 Form 8-K.
4.3	First Supplemental Indenture, dated as of October 1, 2010, by and between The York Water Company and Manufacturers and Traders Trust Company, as trustee (which includes the form of Note)	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's October 8, 2010 Form 8-K.
4.4	Description of The York Water Company Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	Filed herewith.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Note Agreement relative to the $6,000,000 10.17% Senior Notes, Series A and $5,000,000 9.60% Senior Notes, Series B dated January 2, 1989	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.5 to the Company's 1989 Form 10-K.
10.3	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.4	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.5	Promissory Note between The York Water Company and the Pennsylvania Infrastructure Investment Authority for $800,000 at 1.00% dated August 24, 1999	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.2 to the Company's 2000 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.6	Loan Agreement between The York Water Company and York County Industrial Development Authority, dated as of October 1, 2006 relative to the $10,500,000 4.75% Exempt Facilities Revenue Bonds	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company's September 15, 2009 Form 8-K.
10.7	Trust Indenture dated October 1, 2006 between the York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.4 to the Company's September 15, 2009 Form 8-K.
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

Filed herewith.
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

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's May 7, 2019 Form 10-Q.
10.20*	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 11, 2016 (File No. 333-211287).

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.21*	Employee Stock Purchase Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.21 to the Company's March 7, 2017 Form 10-K.
10.22	Note Agreement relative to the $20,000,000 4.54% Senior Notes, dated January 31, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's February 5, 2019 Form 8-K.
10.23	Note Agreement relative to the $15,000,000 3.23% Senior Notes, dated October 1, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2019 Form 8-K.
10.24
Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority entered into October 8, 2019 and dated as of September 1, 2019 relative to the $25,370,000 3.00% - 3.10% Exempt Facilities Revenue Refunding Bonds.

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 9, 2019 Form 8-K.
10.25	Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 9, 2019 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE TWO YEARS ENDED DECEMBER 31, 2019

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year

FOR THE YEAR ENDED DECEMBER 31, 2019 Reserve for uncollectible accounts	$305,000	$258,542	$51,900	$310,442	$305,000

FOR THE YEAR ENDED DECEMBER 31, 2018 Reserve for uncollectible accounts	$305,000	$250,884	$57,633	$308,517	$305,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 9, 2020	By: /s/ Joseph T. Hand
Joseph T. Hand
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph T. Hand	By: /s/ Matthew E. Poff
Joseph T. Hand	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)
Dated: March 9, 2020	Dated: March 9, 2020

Directors:	Date:

By: /s/ James H. Cawley	March 9, 2020
James H. Cawley

By: /s/ Cynthia A. Dotzel	March 9, 2020
Cynthia A. Dotzel

By: /s/ Michael W. Gang	March 9, 2020
Michael W. Gang

By: /s/ Joseph T. Hand	March 9, 2020
Joseph T. Hand

By: /s/ Jeffrey R. Hines	March 9, 2020
Jeffrey R. Hines

By: /s/ George W. Hodges	March 9, 2020
George W. Hodges

By: /s/ George Hay Kain, III	March 9, 2020
George Hay Kain, III

By: /s/ Jody L. Keller	March 9, 2020
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 9, 2020
Erin C. McGlaughlin

By: /s/ Robert P. Newcomer	March 9, 2020
Robert P. Newcomer

By: /s/ Steven R. Rasmussen	March 9, 2020
Steven R. Rasmussen

By: /s/ Ernest J. Waters	March 9, 2020
Ernest J. Waters