Form 10-Q
period 2020-03-31
YORK WATER CO
filed 2020-05-05
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧

Small Reporting company ⌧	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
◻ YES	⌧ NO
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	13,025,339 Shares outstanding as of May 5, 2020

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2020	Dec. 31, 2019
ASSETS
UTILITY PLANT, at original cost	$406,655	$401,383
Plant acquisition adjustments	(3,301)	(3,318)
Accumulated depreciation	(86,409)	(84,841)
Net utility plant	316,945	313,224

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $442 in 2020 and $435 in 2019	762	769

CURRENT ASSETS:
Cash and cash equivalents	2	2
Accounts receivable, net of reserves of $343 in 2020 and $305 in 2019	4,875	4,421
Unbilled revenues	2,693	2,276
Recoverable income taxes	14	547
Materials and supplies inventories, at cost	1,078	1,007
Prepaid expenses	1,274	1,131
Total current assets	9,936	9,384

OTHER LONG-TERM ASSETS:
Prepaid pension cost	2,505	1,819
Note receivable	255	255
Deferred regulatory assets	35,228	34,189
Other assets	3,805	3,889
Total other long-term assets	41,793	40,152

Total Assets	$369,436	$363,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2020	Dec. 31, 2019
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,024,187 shares in 2020 and 13,014,898 shares in 2019	$84,424	$83,976
Retained earnings	51,865	50,209
Total common stockholders' equity	136,289	134,185

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	94,884	94,535

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	6,500	6,500
Accounts payable	3,924	3,452
Dividends payable	2,101	2,096
Accrued compensation and benefits	1,222	1,247
Accrued interest	1,122	914
Deferred regulatory liabilities	382	609
Other accrued expenses	432	338
Total current liabilities	15,683	15,156

DEFERRED CREDITS:
Customers' advances for construction	9,197	7,844
Deferred income taxes	40,616	40,426
Deferred employee benefits	4,294	4,317
Deferred regulatory liabilities	25,541	24,790
Other deferred credits	2,895	2,247
Total deferred credits	82,543	79,624

Contributions in aid of construction	40,037	40,029

Total Stockholders' Equity and Liabilities	$369,436	$363,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2020	2019

OPERATING REVENUES:	$12,877	$11,831

OPERATING EXPENSES:
Operation and maintenance	2,663	2,407
Administrative and general	2,244	1,906
Depreciation and amortization	2,024	1,891
Taxes other than income taxes	330	341
	7,261	6,545

Operating income	5,616	5,286

OTHER INCOME (EXPENSES):
Interest on debt	(1,195)	(1,327)
Allowance for funds used during construction	101	69
Other pension costs	(341)	(363)
Gain on life insurance	515	–
Other income (expenses), net	(125)	(151)
	(1,045)	(1,772)

Income before income taxes	4,571	3,514

Income taxes	569	701

Net Income	$4,002	$2,813

Basic Earnings Per Share	$0.31	$0.22

Diluted Earnings Per Share	$0.31	$0.22

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2019	13,014,898	$83,976	$50,209	$134,185
Net income	–	–	4,002	4,002
Cash dividends declared, $0.1802 per share	–	–	(2,346)	(2,346)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	9,289	411	–	411
Stock-based compensation	–	37	–	37
Balance, March 31, 2020	13,024,187	$84,424	$51,865	$136,289

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2018	12,943,536	$81,305	$44,890	$126,195
Net income	–	–	2,813	2,813
Cash dividends declared, $0.1733 per share	–	–	(2,243)	(2,243)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,440	384	–	384
Stock-based compensation	–	14	–	14
Balance, March 31, 2019	12,954,976	$81,703	$45,460	$127,163

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,002	$2,813
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on life insurance	(515)	–
Depreciation and amortization	2,024	1,891
Stock-based compensation	37	14
Decrease in deferred income taxes	(14)	(7)
Other	100	83
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(457)	893
Decrease in recoverable income taxes	533	–
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(1,746)	(1,507)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	570	618
Increase in accrued interest and taxes	208	791
Net cash provided by operating activities	4,742	5,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $57 in 2020 and $39 in 2019	(3,858)	(3,273)
Net cash used in investing activities	(3,858)	(3,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,419	419
Repayments of customer advances	(58)	(52)
Proceeds of long-term debt issues	6,784	25,970
Debt issuance costs	–	(180)
Repayments of long-term debt	(6,478)	(25,077)
Repayments under short-term line of credit agreements	–	(1,000)
Changes in cash overdraft position	(621)	(541)
Issuance of common stock	411	384
Dividends paid	(2,341)	(2,239)
Net cash used in financing activities	(884)	(2,316)

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$884	$843
Income taxes	–	–

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $2,010 in 2020 and $1,078 in 2019 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.  Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, the Company is uncertain of the ultimate impact it could have on the business.

2.  Reclassifications

Certain 2019 amounts have been reclassified to conform to the 2020 presentation. This reclassification had no impact on the statements of income, the statement of common stockholders’ equity, or the statement of cash flows.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Mar. 31, 2020	As of Dec. 31, 2019	Change

Accounts receivable – customers	$4,334	$4,574	$(240)
Life insurance receivable	671	-	671
Other receivables	213	152	61
	5,218	4,726	492
Less: allowance for doubtful accounts	(343)	(305)	(38)
Accounts receivable, net	$4,875	$4,421	$454

Unbilled revenue	$2,693	$2,276	$417

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

The life insurance receivable was recognized due to a death benefit from a life insurance policy which became payable to the Company during the three months ended March 31, 2020 and was received in the second quarter of 2020.

4.  Common Stock and Earnings Per Share

Net income of $4,002 and $2,813 for the three months ended March 31, 2020 and 2019, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31
	2020	2019
Weighted average common shares, basic	13,009,596	12,942,342
Effect of dilutive securities:
Employee stock-based compensation	2,263	695
Weighted average common shares, diluted	13,011,859	12,943,037

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time. No shares were repurchased during the three months ended March 31, 2020 and 2019.  As of March 31, 2020, 618,004 shares remain authorized for repurchase.

5.  Debt

For the three months ended March 31, 2020, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, summarized in the table below.

	As of Mar. 31, 2020	As of Dec. 31, 2019

10.05% Senior Notes, Series C, due 2020	$6,500	$6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
Committed Lines of Credit, due 2021	7,978	7,672
Total long-term debt	104,348	104,042
Less discount on issuance of long-term debt	(189)	(192)
Less unamortized debt issuance costs	(2,775)	(2,815)
Less current maturities	(6,500)	(6,500)
Long-term portion	$94,884	$94,535

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.28% and 1.64% during the three months ended March 31, 2020 and 2019, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $69 and $50 during the three months ended March 31, 2020 and 2019, respectively. The overall swap result was a loss of $712 and $244 for the three months ended March 31, 2020 and 2019, respectively.  The Company expects to reclassify $355 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 9, 2020 Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2020.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2020, the Company would have been required to pay the counterparty approximately $3,136.

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

Description	March 31, 2020	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,895	$2,895

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2020.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2020.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $241 as of March 31, 2020.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2019 is shown in the table below.

Description	December 31, 2019	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,248	$2,248

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $104,348 at March 31, 2020, and $104,042 at December 31, 2019, had an estimated fair value of approximately $115,000 at March 31, 2020 and December 31, 2019.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at March 31, 2020 of $9,197 and $255, respectively.  At December 31, 2019, customers' advances for construction and note receivable had carrying values of $7,844 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,721 and $2,713 through March 31, 2020 and December 31, 2019, respectively, and is included in utility plant.  As of March 31, 2020, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,078 and $1,000 through March 31, 2020 and December 31, 2019, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,300.  This estimate is subject to adjustment as more facts become available.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended March 31
	2020	2019
Water utility service:
Residential	$8,077	$7,458
Commercial and industrial	3,341	3,163
Fire protection	801	734
Wastewater utility service:
Residential	410	253
Commercial and industrial	76	60
Billing and revenue collection services	15	18
Collection services	14	17
Other revenue	5	3
Total Revenue from Contracts with Customers	12,739	11,706
Rents from regulated property	138	125
Total Operating Revenue	$12,877	$11,831

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

As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020 for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act.  During the three months ended March 31, 2020 and 2019, respectively, the Company increased its regulatory liability by reducing revenue by $1 and $284, respectively, including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $0 and $27, respectively, from excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017.  As of March 31, 2020, the Company has returned $2,134 in negative surcharges, resulting in an overage of $17 which was collected from customers in April 2020.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019.  The DSIC provided revenues of $0 and $249, respectively, for the three months ended March 31, 2020 and 2019.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2020	2019
Service cost	$$234	$$212
Interest cost	364	411
Expected return on plan assets	(799)	(683)
Amortization of actuarial loss	92	105
Amortization of prior service credit	(3)	(3)
Rate-regulated adjustment	687	533
Net periodic pension expense	$$575	$$575

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2019 that it expected to contribute $2,300 to its pension plans in 2020.  For the three months ended March 31, 2020, contributions of $575 have been made.  The Company expects to contribute the remaining $1,725 during the final three quarters of 2020.

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

On August 19, 2019, the Board accelerated the vesting period for restricted stock granted in 2017, 2018, and 2019 to one retiring officer from three years to that officer’s 2020 retirement date which had been fully recognized as of March 31, 2020.

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

The following tables summarize the stock grant amounts and activity for the three months ended March 31, 2020.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	7,342	$33.57
Granted	–	–
Vested	(2,245)	$33.58
Forfeited	–	–
Nonvested at end of the period	5,097	$33.57

For the three months ended March 31, 2020 and 2019, the statement of income includes $37 and $14 of stock-based compensation, respectively, and related recognized tax benefits of $11 and $4, respectively.  The total fair value of the shares vested in the three months ended March 31, 2020 was $75.  Total stock based compensation related to nonvested awards not yet recognized is $171 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 12.4% and 19.9% for the three months ended March 31, 2020 and 2019, respectively.  The lower effective tax rate is primarily due to higher deductions from the TPR and a non-taxable gain on life insurance.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

14.  Subsequent Event

On April 9, 2020, the Company completed the acquisition of the wastewater collection and treatment assets of Felton Borough in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on April 16, 2020.  The acquisition resulted in the addition of approximately 130 wastewater customers with purchase price and acquisition costs of approximately $882.  This acquisition is expected to be immaterial to Company results.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy rainfall;
•	natural disasters, including pandemics such as the current outbreak of the novel strain of coronavirus known as “COVID-19” and the effectiveness of the Company’s pandemic plans;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;

•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock; and
•	the ability to obtain financing.

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates two wastewater collection systems and three wastewater collection and treatment systems.  The Company operates within its franchised water territory, which covers 39 municipalities within York County, Pennsylvania and nine municipalities within Adams County, Pennsylvania.  The Company’s wastewater operations include portions of six municipalities in York County, Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of March 31, 2020, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 18.8 million gallons.  The Company's service territory had an estimated population of 201,000 as of December 31, 2019.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) was reported.  On March 6, 2020, Governor Tom Wolf signed an emergency disaster declaration for the Commonwealth of Pennsylvania.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  Developments in this area continue daily at the local, state, and national levels.  The Company is taking steps to mitigate known risks with the health and safety of its employees and customers its first priority.

The Company is an essential, life-sustaining business and has continued normal operations.  The Company continues to monitor guidance from state and local authorities and has made some modifications to its operations in order to comply with Pennsylvania’s guidelines.  This includes eliminating hours in its lobby and implementing social distancing practices such as halting unnecessary gatherings, travel and non-emergency entry into customers’ homes and businesses.  The Company is evaluating and may re-prioritize some of its capital projects, but the restrictions are not expected to materially impede the Company’s ability to complete its planned capital expenditures or acquisitions.  The Company has not experienced any supply chain disruptions and continues to maintain relationships with its vendors to identify issues as early as possible.  The Company believes it has sufficient liquidity and access to the capital markets if needed.

As a water and wastewater utility, it is the Company’s mission to provide uninterrupted water and wastewater service.  Due to the effect of COVID-19 on the general public, the Company paused shut-off procedures for delinquent customers on March 13, 2020 in compliance with an order from the PPUC.  In addition, the Company is not billing late payment charges.  These customers will continue to be billed at normal tariff rates for the water they use, and wastewater service provided.  The Company may experience an increase in residential demand while commercial and industrial demand may decline based on many government, commercial, and industrial concerns which have shut down due to government orders, and simultaneously, many employees are now teleworking or have been laid off or furloughed.  The magnitude of these changes is currently unknown and difficult to predict.

To date, there has been no material impact on the Company’s workforce, operations, financial performance, liquidity, or supply chain as a result of COVID-19.  However, the ultimate duration and severity of the pandemic or its effects on the economy, the capital and credit markets, or the Company’s workforce, customers and suppliers, as well as governmental and regulatory responses, are uncertain.

Results of Operations

Three Months Ended March 31, 2020 Compared
With Three Months Ended March 31, 2019

Net income for the first quarter of 2020 was $4,002, an increase of $1,189, or 42.3%, from net income of $2,813 for the same period of 2019.  The primary contributing factors to the increase were higher operating revenues, a gain on life insurance, and lower income taxes which were partially offset by higher expenses.

Operating revenues for the first quarter of 2020 increased $1,046, or 8.8%, from $11,831 for the three months ended March 31, 2019 to $12,877 for the corresponding 2020 period.  The primary reason for the increase was a rate increase effective March 1, 2019.  The Company reduced revenue by $1 in the first quarter of 2020 and $284 in the same quarter of 2019, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of water customers served in 2020 increased as compared to 2019 by 529 customers, from 68,056 to 68,585 customers.  The average number of wastewater customers served in 2020 increased as compared to 2019 by 649 customers, from 2,301 to 2,950 customers, due to the Jacobus Borough acquisition.  The increased revenues were partially offset by a $249 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  Total per capita consumption for the first quarter of 2020 was approximately 1.4% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to show a modest increase due to higher summer demand and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for the first quarter of 2020 increased $716, or 10.9%, from $6,545 for the first quarter of 2019 to $7,261 for the corresponding 2020 period.  The increase was primarily due to higher expenses of approximately $133 for depreciation, $118 for health insurance, $92 for distribution system maintenance, $88 for wastewater treatment, $56 for wages, and $38 for purchased power related to raw water pumping.  Other expenses increased by a net of $191.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise.  The Company may incur additional expenses for uncollectible accounts as a result of the COVID-19 pandemic.

Interest on debt for the first quarter of 2020 decreased $132, or 9.9%, from $1,327 for the first quarter of 2019 to $1,195 for the corresponding 2020 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of various debt issues.  The average debt outstanding under the lines of credit was $8,459 for the first quarter of 2020 and $4,612 for the first quarter of 2019.  The weighted average interest rate on the lines of credit was 2.84% for the quarter ended March 31, 2020 and 3.71% for the quarter ended March 31, 2019.  Interest expense for the remainder of the year is expected to increase due to continued borrowings under lines of credit.

Allowance for funds used during construction increased $32, from $69 in the first quarter of 2019 to $101 in the corresponding 2020 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

A non-recurring gain on life insurance of $515 was recorded in the first quarter of 2020 as a result of a death benefit from a life insurance policy.  No similar gains are anticipated at this time.

Other income (expenses), net for the first quarter of 2020 reflects decreased expenses of $26 as compared to the same period of 2019.  Higher earnings on life insurance policies of approximately $29 and lower charitable contributions of $20 were the primary reasons for the decrease.  Higher retirement expenses of approximately $18 partially offset the decrease.  Other expenses increased by a net of $5.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2020 decreased $132, or 18.8%, compared to the same period of 2019 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR, which were partially offset by higher taxable income.  The Company’s effective tax rate was 12.4% for the first quarter of 2020 and 19.9% for the first quarter of 2019.  The lower effective tax rate is primarily due to higher deductions from the TPR and a non-taxable gain on life insurance.  The Company's effective tax rate for the remainder of 2020 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a distribution system improvement charge or file a rate increase request in 2020.

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

Capital Expenditures

For the three months ended March 31, 2020, the Company invested $3,858 in construction expenditures for routine items as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers or builders.

The Company anticipates construction expenditures for the remainder of 2020 of approximately $20,300 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, improvements to a raw water pumping station, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2020.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2020.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to one of its lines of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of March 31, 2020, the Company has borrowed $7,978 on its lines of credit and incurred a cash overdraft on its cash management account of $763.  The cash management facility and other lines of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  For the three months ended March 31, 2020, lower revenue as compared to the end of 2019 resulted in a decrease in accounts receivable – customers.  The Company also recognized a life insurance receivable due to the death benefit from a life insurance policy which became payable to the Company during the first quarter of 2020.  The Company received payment for this life insurance receivable during the second quarter of 2020.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During the first quarter of 2020, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and determined a slight increase in its allowance for doubtful accounts was warranted.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2020, the Company generated $4,742 internally from operations as compared to the $5,589 it generated during the first three months of 2019 primarily due to an increase in accounts receivable and unbilled revenue from higher revenue.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2020, the Company maintained unsecured lines of credit aggregating $41,500 with four banks at interest rates ranging from LIBOR plus 1.15% to LIBOR plus 1.25%.  The Company had $7,978 in outstanding borrowings under its lines of credit as of March 31,2020.  The weighted average interest rate on line of credit borrowings as of March 31, 2020 was 2.71%.  The Company expects to renew its committed line of credit in the amount of $10,000 that expires in 2020 for an additional year, as well as extend the maturity for its three committed lines of credit aggregating $31,500 into 2022, under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has maintained committed lines of credit that cannot be called on demand and obtained a 2-year revolving maturity on most of its facilities.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2020.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 43.4% as of March 31, 2020 and 43.7% as of December 31, 2019.  The Company expects the debt to total capitalization ratio to increase with additional line of credit borrowings.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments.  The CARES Act did not have a material impact on the Company’s financial statements for the three months ended March 31, 2020.  The Company will continue to monitor any effects that may result from the CARES Act.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 56.6% as of March 31, 2020 and 56.3% as of December 31, 2019.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On April 9, 2020, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,721 and $2,713 through March 31, 2020 and December 31, 2019, respectively, and is included in utility plant.  As of March 31, 2020, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,078 and $1,000 through March 31, 2020 and December 31, 2019, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,300.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2020.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: May 5, 2020	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: May 5, 2020	Matthew E. Poff Principal Financial and Accounting Officer