Form 10-Q
period 2020-09-30
YORK WATER CO
filed 2020-11-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
◻ YES	⌧ NO
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	13,049,958 Shares outstanding as of November 6, 2020

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2020	Dec. 31, 2019
ASSETS
UTILITY PLANT, at original cost	$423,676	$401,383
Plant acquisition adjustments	(2,973)	(3,318)
Accumulated depreciation	(90,217)	(84,841)
Net utility plant	330,486	313,224

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $452 in 2020 and $435 in 2019	748	769

CURRENT ASSETS:
Cash and cash equivalents	10,901	2
Accounts receivable, net of reserves of $477 in 2020 and $305 in 2019	5,193	4,421
Unbilled revenues	2,801	2,276
Recoverable income taxes	50	547
Materials and supplies inventories, at cost	1,158	1,007
Prepaid expenses	1,679	1,131
Total current assets	21,782	9,384

OTHER LONG-TERM ASSETS:
Prepaid pension cost	3,878	1,819
Note receivable	255	255
Deferred regulatory assets	37,314	34,189
Other assets	3,954	3,889
Total other long-term assets	45,401	40,152

Total Assets	$398,417	$363,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2020	Dec. 31, 2019
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,049,237 shares in 2020 and 13,014,898 shares in 2019	$85,375	$83,976
Retained earnings	56,053	50,209
Total common stockholders' equity	141,428	134,185

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	116,829	94,535

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	–	6,500
Accounts payable	6,770	3,452
Dividends payable	2,102	2,096
Accrued compensation and benefits	1,175	1,247
Accrued interest	1,068	914
Deferred regulatory liabilities	453	609
Other accrued expenses	352	338
Total current liabilities	11,920	15,156

DEFERRED CREDITS:
Customers' advances for construction	10,291	7,844
Deferred income taxes	42,195	40,426
Deferred employee benefits	4,545	4,317
Deferred regulatory liabilities	27,149	24,790
Other deferred credits	2,919	2,247
Total deferred credits	87,099	79,624

Contributions in aid of construction	41,141	40,029

Total Stockholders' Equity and Liabilities	$398,417	$363,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

OPERATING REVENUES	$14,257	$13,680	$40,454	$38,559

OPERATING EXPENSES:
Operation and maintenance	2,659	2,586	7,940	7,639
Administrative and general	2,257	2,172	6,573	6,181
Depreciation and amortization	2,046	1,926	6,113	5,750
Taxes other than income taxes	274	281	898	914
	7,236	6,965	21,524	20,484

Operating income	7,021	6,715	18,930	18,075

OTHER INCOME (EXPENSES):
Interest on debt	(1,152)	(1,314)	(3,503)	(3,937)
Allowance for funds used during construction	115	117	330	273
Other pension costs	(341)	(362)	(1,022)	(1,088)
Gain on life insurance	–	–	515	–
Other income (expenses), net	(41)	(81)	(287)	(353)
	(1,419)	(1,640)	(3,967)	(5,105)

Income before income taxes	5,602	5,075	14,963	12,970

Income taxes	898	592	2,075	1,957

Net Income	$4,704	$4,483	$12,888	$11,013

Basic Earnings Per Share	$0.36	$0.35	$0.99	$0.85

Diluted Earnings Per Share	$0.36	$0.35	$0.99	$0.85

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2020	13,033,999	$84,872	$53,700	$138,572
Net income	–	–	4,704	4,704
Cash dividends declared, $0.1802 per share	–	–	(2,351)	(2,351)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,326	429	–	429
Stock-based compensation	4,912	74	–	74
Balance, September 30, 2020	13,049,237	$85,375	$56,053	$141,428

Balance, December 31, 2019	13,014,898	$83,976	$50,209	$134,185
Net income	–	–	12,888	12,888
Cash dividends declared, $0.5406 per share	–	–	(7,044)	(7,044)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	29,427	1,273	–	1,273
Stock-based compensation	4,912	126	–	126
Balance, September 30, 2020	13,049,237	$85,375	$56,053	$141,428

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2019	12,974,287	$82,183	$46,931	$129,114
Net income	–	–	4,483	4,483
Cash dividends declared, $0.1733 per share	–	–	(2,250)	(2,250)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,539	421	–	421
Stock-based compensation	–	40	–	40
Balance, September 30, 2019	12,984,826	$82,644	$49,164	$131,808

Balance, December 31, 2018	12,943,536	$81,305	$44,890	$126,195
Net income	–	–	11,013	11,013
Cash dividends declared, $0.5199 per share	–	–	(6,739)	(6,739)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	34,327	1,220	–	1,220
Stock-based compensation	6,963	119	–	119
Balance, September 30, 2019	12,984,826	$82,644	$49,164	$131,808

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)
	Nine Months Ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,888	$11,013
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on life insurance	(515)	–
Depreciation and amortization	6,113	5,750
Stock-based compensation	126	119
Increase in deferred income taxes	93	313
Other	342	195
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(1,657)	95
(Increase) decrease in recoverable income taxes	497	(508)
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(6,184)	(5,166)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	4,449	1,805
Increase (decrease) in accrued interest and taxes	154	(63)
Net cash provided by operating activities	16,306	13,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $184 in 2020 and $153 in 2019	(15,973)	(13,284)
Acquisitions of wastewater systems	(1,158)	(2,088)
Cash received from surrender of life insurance policies	672	–
Net cash used in investing activities	(16,459)	(15,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	2,760	1,336
Repayments of customer advances	(225)	(243)
Proceeds of long-term debt issues	53,671	46,113
Debt issuance costs	(162)	(180)
Repayments of long-term debt	(37,843)	(38,690)
Repayments under short-term line of credit agreements	–	(1,000)
Changes in cash overdraft position	(1,384)	(7)
Issuance of common stock	1,273	1,220
Dividends paid	(7,038)	(6,730)
Net cash provided by financing activities	11,052	1,819

Net change in cash and cash equivalents	10,899	–
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$10,901	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,029	$3,588
Income taxes	1,753	2,184

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $3,647 in 2020 and $2,050 in 2019 for the construction of utility plant.
Contributions in aid of construction includes $1,024 recorded as part of the Felton Borough acquisition.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, the Company is uncertain of the ultimate impact it could have on the business.

2.  Reclassifications

Certain 2019 amounts have been reclassified to conform to the 2020 presentation. This reclassification had no impact on the statements of income, the statement of common stockholders’ equity, or the statement of cash flows.

3.  Acquisitions

On April 9, 2020, the Company completed the acquisition of the wastewater collection and treatment assets of Felton Borough in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on April 16, 2020.  The acquisition resulted in the addition of approximately 130 wastewater customers with purchase price and acquisition costs of approximately $914, which is more than the depreciated original cost of the assets net of contributions in aid of construction.  The Company recorded an acquisition adjustment of $295 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On September 14, 2020, the Company completed the acquisition of the wastewater collection and treatment assets and began operating the existing collection and treatment facilities of the Letterkenny Township Municipal Authority in Franklin County, Pennsylvania.  The acquisition resulted in the addition of approximately 180 wastewater customers with purchase price and acquisition costs of approximately $244.  This acquisition is immaterial to Company results.

4.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Sep. 30, 2020	As of Dec. 31, 2019	Change

Accounts receivable – customers	$5,392	$4,574	$818
Other receivables	278	152	126
	5,670	4,726	944
Less: allowance for doubtful accounts	(477)	(305)	(172)
Accounts receivable, net	$5,193	$4,421	$772

Unbilled revenue	$2,801	$2,276	$525

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

5.  Common Stock and Earnings Per Share

Net income of $4,704 and $4,483 for the three months ended September 30, 2020 and 2019, respectively, and $12,888 and $11,013 for the nine months ended September 30, 2020 and 2019, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Weighted average common shares, basic	13,032,389	12,968,540	13,021,398	12,955,602
Effect of dilutive securities:
Employee stock-based compensation	1,164	2,131	565	1,506
Weighted average common shares, diluted	13,033,553	12,970,671	13,021,963	12,957,108

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or nine months ended September 30, 2020 and 2019.  As of September 30, 2020, 618,004 shares remain authorized for repurchase.

6.  Debt

	As of Sep. 30, 2020	As of Dec. 31, 2019

10.05% Senior Notes, Series C, due 2020	$–	$6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	–
Committed Line of Credit, due 2022	–	7,672
Total long-term debt	119,870	104,042
Less discount on issuance of long-term debt	(184)	(192)
Less unamortized debt issuance costs	(2,857)	(2,815)
Less current maturities	–	(6,500)
Long-term portion	$116,829	$94,535

In the third quarter of 2020, the Company entered into an agreement for a $50,000 unsecured, committed line of credit maturing in September 2022 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  Simultaneously, the Company paid off and terminated all prior existing line of credit agreements.

On September 30, 2020, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $30,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 3.24% per annum payable semiannually and mature on September 30, 2050.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $29,838.  The net proceeds were used to refinance the $6,500 aggregate principal amount of the Company’s 10.05% Senior Notes, Series C, due September 30, 2020, to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects, to fund acquisitions and for general corporate purposes.

7.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company’s net payment rate on the swap was 3.08% and 1.88% during the three months ended September 30, 2020 and 2019, respectively, and 2.76% and 1.75% for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $93 and $57 for the three months ended September 30, 2020 and 2019, respectively, and $249 and $158 for the nine months ended September 30, 2020 and 2019, respectively. The overall swap result was a loss of $10 and $290 for the three months ended September 30, 2020 and 2019, respectively, and $911 and $776 for the nine months ended September 30, 2020 and 2019, respectively. The Company expects to reclassify $369 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On April 9, 2020, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2020.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2020, the Company would have been required to pay the counterparty approximately $3,045.

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

Description	September 30, 2020	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,919	$2,919

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2020.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2020.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $126 as of September 30, 2020.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2019 is shown in the table below.

Description	December 31, 2019	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,248	$2,248

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $119,870 at September 30, 2020, and $104,042 at December 31, 2019, had an estimated fair value of approximately $138,000 and $115,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at September 30, 2020 of $10,291 and $255, respectively.  At December 31, 2019, customers' advances for construction and note receivable had carrying values of $7,844 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

9.  Commitments

The Company received approval from the PPUC to provide water and wastewater service to the Amblebrook development in Adams County, Pennsylvania.  The developer initiated construction of the water and wastewater systems prior to the Company receiving all necessary approvals.  The Company has committed a total of approximately $6,000 to reimburse the developer for the actual cost of the work completed and real property assets which is expected to be paid in the fourth quarter of 2020.  Additional costs for these systems will be integrated into the Company’s annual capital budgets.

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,734 and $2,713 through September 30, 2020 and December 31, 2019, respectively, and is included in utility plant.  As of September 30, 2020, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,174 and $1,000 through September 30, 2020 and December 31, 2019, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,400.  This estimate is subject to adjustment as more facts become available.

10.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Water utility service
Residential	$8,902	$8,460	$25,643	$24,060
Commercial and industrial	3,774	3,864	10,331	10,630
Fire protection	795	780	2,379	2,290
Wastewater utility service
Residential	446	334	1,281	878
Commercial and industrial	78	72	229	203
Billing and revenue collection services	118	19	147	56
Collection services	–	16	14	48
Other revenue	4	4	14	11
Total Revenue from Contracts with Customers	14,117	13,549	40,038	38,176
Rents from regulated property	140	131	416	383
Total Operating Revenue	$14,257	$13,680	$40,454	$38,559

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

As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020 for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act.  The Company increased its regulatory liability by reducing revenue by $0 and $14 during the three months ended September 30, 2020 and 2019, respectively, and $1 and $319 during the nine months ended September 30, 2020 and 2019, respectively, including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference.  The Company reclassified no excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017 during the three months ended September 30, 2020 and 2019 and $0 and $27 during the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, the Company has returned $2,117 in negative surcharges to customers.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019. The DSIC provided no revenues for the three months ended September 30, 2020 and 2019, and $0 and $249 for the nine months ended September 30, 2020 and 2019, respectively.

12.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Service cost	$234	$213	$703	$637
Interest cost	365	412	1,093	1,234
Expected return on plan assets	(800)	(684)	(2,399)	(2,050)
Amortization of actuarial loss	92	106	277	316
Amortization of prior service cost	(3)	(4)	(9)	(10)
Rate-regulated adjustment	687	532	2,060	1,598
Net periodic pension expense	$575	$575	$1,725	$1,725

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2019 that it expected to contribute $2,300 to its pension plans in 2020.  For the nine months ended September 30, 2020, contributions of $1,725 have been made.  The Company expects to contribute the remaining $575 during the final quarter of 2020.

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

On September 18, 2020, the Board awarded stock to non-employee directors effective September 18, 2020.  This stock award vested immediately.  On September 18, 2020, the Compensation Committee awarded restricted stock to officers and key employees effective September 18, 2020.  This restricted stock award vests ratably over three years beginning September 18, 2020.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2020.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the period	7,342	$33.57
Granted	4,912	$44.07
Vested	(5,491)	$36.00
Forfeited	(82)	$33.61
Nonvested at end of the period	6,681	$39.30

For the three months ended September 30, 2020 and 2019, the statement of income includes $74 and $40 of stock-based compensation, respectively, and related recognized tax benefits of $21 and $12, respectively. For the nine months ended September 30, 2020 and 2019, the statement of income includes $126 and $119 of stock-based compensation, respectively, and related recognized tax benefits of $36 and $35, respectively. The total fair value of the shares vested in the nine months ended September 30, 2020 was $198. Total stock-based compensation related to nonvested awards not yet recognized is $263 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 16.0% and 11.7% for the three months ended September 30, 2020 and 2019, respectively, and 13.9% and 15.1% for the nine months ended September 30, 2020 and 2019, respectively. The higher effective tax rate for the three months ended September 30, 2020 is primarily due to lower deductions from the TPR.  The lower effective tax rate for the nine months ended September 30, 2020 is primarily due to higher deductions from the TPR and a non-taxable gain on life insurance.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates two wastewater collection systems and four wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 50 municipalities within three counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns seven wells which are capable of providing a safe yield of approximately 366,000 gallons per day to supply water to its customers in Carroll Valley Borough and Cumberland Township, Adams County.  As of September 30, 2020, the Company's average daily availability was 35.4 million gallons, and average daily consumption was approximately 20.0 million gallons.  The Company's service territory had an estimated population of 201,000 as of December 31, 2019.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells and motorcycles.

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

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) was reported.  On March 6, 2020, Governor Tom Wolf signed an emergency disaster declaration for the Commonwealth of Pennsylvania which was extended for an additional ninety days on June 3, 2020 and again on September 1, 2020.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  Developments in this area continue daily at the local, state, and national levels.  The Company is taking steps, consistent with directions from local, state, and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority.

The Company is an essential, life-sustaining business and has continued normal operations.  The Company continues to monitor guidance from state and local authorities and has made some modifications to its operations in order to comply with Pennsylvania’s guidelines.  This includes implementing enhanced safety procedures in its lobby and when entering customers’ homes and businesses as well as implementing social distancing practices such as halting unnecessary gatherings and travel.  The Company has evaluated and re-prioritized some of its capital projects, but the restrictions are not expected to materially impede the Company’s ability to complete its planned capital expenditures or acquisitions.  The Company has not experienced any supply chain disruptions and continues to maintain relationships with its vendors to identify issues as early as possible.  The Company believes it has sufficient liquidity and access to the capital markets if needed.

As a water and wastewater utility, it is the Company’s mission to provide uninterrupted water and wastewater service.  Due to the effect of COVID-19 on the general public, in compliance with an order from the PPUC, the Company paused shut-off procedures for delinquent customers on March 13, 2020.  In addition, the Company is not currently billing late payment charges.  These customers will continue to be billed at normal tariff rates for the water they use, and wastewater service provided.  Based on the October 8, 2020 order from the PPUC, the Company expects to resume normal shut-off procedures and begin billing late payment charges for most customers on or around November 9, 2020.  However, the Company will not terminate service and will waive late payment charges for certain “protected customers” as defined by the order.

The Company may continue to experience an increase in residential demand while commercial and industrial demand may decline based on many government, commercial, and industrial concerns which have curtailed production, or limited capacity, due to government orders or in response to changing economic conditions, and simultaneously, many employees are now teleworking or have been laid off or furloughed.  The duration and magnitude of these changes is currently unknown and difficult to predict.

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

Results of Operations

Three Months Ended September 30, 2020 Compared
With Three Months Ended September 30, 2019

Net income for the third quarter of 2020 was $4,704, an increase of $221, or 4.9%, from net income of $4,483 for the same period of 2019.  The primary contributing factors to the increase were higher operating revenues and lower interest on debt which were partially offset by higher operating expenses and income taxes.

Operating revenues for the third quarter of 2020 increased $577, or 4.2%, from $13,680 for the three months ended September 30, 2019 to $14,257 for the corresponding 2020 period.  The primary reason for the increase was changes in consumption patterns.  Total per capita consumption for the third quarter of 2020 was approximately 0.6% higher than the same period of last year.  The Company experienced an increase in residential demand as many employees are now teleworking or have been laid off or furloughed while commercial and industrial demand declined based on many government, commercial, and industrial concerns which have curtailed production, or limited capacity, due to government orders or in response to changing economic conditions.  Growth in the customer base also added to revenues.  The average number of water customers served in 2020 increased as compared to 2019 by 589 customers, from 68,407 to 68,996 customers.  The average number of wastewater customers served in 2020 increased as compared to 2019 by 555 customers, from 2,522 to 3,077 customers, due to the recent acquisitions.

Operating expenses for the third quarter of 2020 increased $271, or 3.9%, from $6,965 for the third quarter of 2019 to $7,236 for the corresponding 2020 period.  The increase was primarily due to higher expenses of approximately $120 for depreciation, $93 for a higher provision for uncollectible accounts, and $85 for wastewater treatment.  Other expenses increased by a net of $180.  The increased expenses were partially offset by lower expenses of approximately $111 for wages, $58 for health insurance, and $38 for distribution system maintenance.

Interest on debt for the third quarter of 2020 decreased $162, or 12.3%, from $1,314 for the third quarter of 2019 to $1,152 for the corresponding 2020 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of various debt issues.  The average debt outstanding under the lines of credit was $10,595 for the third quarter of 2020 and $4,873 for the third quarter of 2019.  The weighted average interest rate on the lines of credit was 1.41% for the quarter ended September 30, 2020 and 3.45% for the quarter ended September 30, 2019.

Allowance for funds used during construction decreased $2, from $117 in the third quarter of 2019 to $115 in the corresponding 2020 period due to a lower volume of eligible construction.

Other income (expenses), net for the third quarter of 2020 decreased $40, or 49.4%, compared to the same period of 2019.  Higher earnings on life insurance policies of approximately $19 were partially offset by higher retirement expenses of $6.  Other expenses decreased by a net of approximately $27.

Income taxes for the third quarter of 2020 increased $306, or 51.7%, compared to the same period of 2019 primarily due to lower deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was 16.0% for the third quarter of 2020 and 11.7% for the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared
With Nine Months Ended September 30, 2019

Net income for the first nine months of 2020 was $12,888, an increase of $1,875, or 17.0%, from net income of $11,013 for the same period of 2019.  The primary contributing factors to the increase were higher operating revenues and a gain on life insurance which were partially offset by higher expenses and income taxes.

Operating revenues for the first nine months of 2020 increased $1,895, or 4.9%, from $38,559 for the nine months ended September 30, 2019 to $40,454 for the corresponding 2020 period.  The primary reasons for the increase were changes in consumption patterns and a rate increase effective March 1, 2019.  Total per capita consumption for the first nine months of 2020 was approximately 1.4% lower than the same period of last year.  However, the Company experienced an increase in residential demand as many employees are now teleworking or have been laid off or furloughed while commercial and industrial demand declined based on many government, commercial, and industrial concerns which have curtailed production, or limited capacity, due to government orders or in response to changing economic conditions.  The Company reduced revenue by $1 in the first nine months of 2020 and $319 in the same period of 2019, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which it agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of water customers served in 2020 increased as compared to 2019 by 565 customers, from 68,225 to 68,790 customers.  The average number of wastewater customers served in 2020 increased as compared to 2019 by 645 customers, from 2,373 to 3,018 customers, due to the recent acquisitions.  The increased revenues were partially offset by a $249 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  For the remainder of the year, the Company expects revenues to show a modest increase due to an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for the first nine months of 2020 increased $1,040, or 5.1%, from $20,484 for the first nine months of 2019 to $21,524 for the corresponding 2020 period.  The increase was primarily due to higher expenses of approximately $363 for depreciation, $242 for wastewater treatment, and $156 for a higher provision for uncollectible accounts.  Also adding to the increase were expenses of $80 for water treatment chemicals and $70 for purchased power.  Other expenses increased by a net of $323.  The increased expenses were partially offset by reduced expenses of $129 for water treatment plant and distribution system maintenance, and $65 for wages.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and to maintain and extend the distribution system continue to rise.  The Company may continue to experience additional expenses for uncollectible accounts as a result of the COVID-19 pandemic.

Interest on debt for the first nine months of 2020 decreased $434, or 11.0%, from $3,937 for the first nine months of 2019 to $3,503 for the corresponding 2020 period.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of various debt issues.  The average debt outstanding under the lines of credit was $9,405 for the first nine months of 2020 and $3,914 for the first nine months of 2019.  The weighted average interest rate on the lines of credit was 1.99% for the nine months ended September 30, 2020 and 3.62% for the nine months ended September 30, 2019.  Interest expense for the remainder of the year is expected to increase slightly due to the long-term debt issue (see Note 6 to the financial statements included herein) partially offset by the repayment of the 10.05% Senior Notes and line of credit.

Allowance for funds used during construction increased $57, from $273 in the first nine months of 2019 to $330 in the corresponding 2020 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

A non-recurring gain on life insurance of $515 was recorded in the first nine months of 2020 as a result of a death benefit from a life insurance policy.  No similar gains are anticipated at this time.

Other income (expenses), net for the first nine months of 2020 reflects decreased expenses of $66 as compared to the same period of 2019.  Higher earnings on life insurance policies of approximately $32 and lower charitable contributions of $7 were the primary reasons for the decrease.  Other expenses decreased by a net of $57.  Higher retirement expenses of approximately $30 partially offset the decrease.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first nine months of 2020 increased $118, or 6.0%, compared to the same period of 2019 primarily due to higher taxable income partially offset by higher deductions from the IRS TPR.  The Company’s effective tax rate was 13.9% for the first nine months of 2020 and 15.1% for the first nine months of 2019.  The lower effective tax rate is primarily due to higher deductions from the TPR and a non-taxable gain on life insurance.  The Company's effective tax rate for the remainder of 2020 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 11 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a distribution system improvement charge or file a rate increase request in 2020.

Acquisitions and Growth

On October 8, 2013, the Company signed an agreement to purchase the wastewater collection and treatment assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  On July 1, 2020, the Company signed an agreement to purchase the Albright Trailer Park water assets and wastewater collection assets of R.T. Barclay, Inc. in Springfield Township, York County, Pennsylvania.  Completion of the acquisitions is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2021, at which time the Company will add approximately 90 combined wastewater customers and approximately 60 water customers through an interconnection with its current water distribution system.  The wastewater customers of the Albright Trailer Park are currently served by SYC WWTP, L.P. and the water customers are currently served by the Company, each through a single customer connection to the park.

On March 4, 2019, the Company signed an agreement to purchase the wastewater collection assets of West Manheim Township in York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2021 at which time the Company will add approximately 1,800 wastewater customers.  These wastewater customers are currently water customers of the Company.

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

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2021 at which time the Company will begin construction of a water main extension to a single point of interconnection and either supply a minimum agreed upon amount of water to the authority, receive a payment in lieu of water, or provide water during an emergency, at current tariff rates.

Capital Expenditures

For the nine months ended September 30, 2020, the Company invested $15,973 in construction expenditures for routine items and the replacement of a standpipe as well as various replacements and improvements to infrastructure.  In addition, the Company invested $1,158 in the acquisitions of wastewater systems.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers or builders.

The Company anticipates construction expenditures for the remainder of 2020 of approximately $12,200 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects and the reimbursement for the Amblebrook development (see Note 9 to the financial statement included herein), a portion of the anticipated expenditures will be for additional main extensions, improvements to a raw water pumping station, expansion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through cash, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2020.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2020 and 2021.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of September 30, 2020, the Company had no borrowings outstanding on its line of credit and had a cash balance of $10,901 from its most recent long-term debt issue.  The cash and the cash management facility connected to the line of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  For the three months ended September 30, 2020, higher revenue as compared to the end of 2019 and a weakening in the timeliness of payments resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2020, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer turn-offs and collections, and determined an increase in its allowance for doubtful accounts was warranted.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2020, the Company generated $16,306 internally from operations as compared to the $13,553 it generated during the first nine months of 2019, primarily due to an increase in net income and a reduction in the amount of interest and income taxes paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.

In the third quarter of 2020, the Company entered into an agreement for a $50,000 unsecured, committed line of credit maturing in September 2022 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  Simultaneously, the Company paid off and terminated all prior existing line of credit agreements.  As of September 30, 2020, the Company had no borrowings under its line of credit agreement.

The COVID-19 pandemic has caused volatility and uncertainty in the capital markets and in the banking industry resulting in increased borrowing costs.  The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with an increase in the total amount available and a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2020 and 2021.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding these restrictions.

On September 30, 2020, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $30,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 3.24% per annum payable semiannually and mature on September 30, 2050.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $29,838.  The net proceeds were used to refinance the $6,500 aggregate principal amount of the Company’s 10.05% Senior Notes, Series C, due September 30, 2020, to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects, to fund acquisitions and for general corporate purposes.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 45.9% as of September 30, 2020 and 43.7% as of December 31, 2019.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments.  The CARES Act did not have a material impact on the Company’s financial statements for the three or nine months ended September 30, 2020.  The Company will continue to monitor any effects that may result from the CARES Act or future COVID-19 related legislation.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 54.1% as of September 30, 2020 and 56.3% as of December 31, 2019.  The volume of share repurchases and line of credit borrowings, among other things, could reduce this percentage in the future.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,734 and $2,713 through September 30, 2020 and December 31, 2019, respectively, and is included in utility plant.  As of September 30, 2020, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,174 and $1,000 through September 30, 2020 and December 31, 2019, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,400.  This estimate is subject to adjustment as more facts become available.

Labor Relations

The prior union contract expired on April 30, 2020.  Management and the union leadership have negotiated and agreed to a new contract, which was ratified in October 2020 and expires April 30, 2023.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition and accounting for its pension plans.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2020.

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
10.1
Note Agreement relative to the $30,000,000 3.24% Senior Notes, dated September 30, 2020.  Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2020

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: November 6, 2020	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: November 6, 2020	Matthew E. Poff Principal Financial and Accounting Officer