Form 10-K
period 2020-12-31
YORK WATER CO
filed 2021-03-09
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
⌧		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
□		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to____________

Commission file number 001-34245
THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

PENNSYLVANIA		23-1242500
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

130 EAST MARKET STREET, YORK, PENNSYLVANIA		17401
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code (717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:		None
(Title of Each Class)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
□ YES		⌧ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
□ YES		⌧ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧ YES		□ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

⌧ YES		□ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □	Non-accelerated filer ⌧

Small reporting company ⌧	Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

□
Indicate by check mark if the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

□
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ YES		⌧ NO
The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2020 was $625,110,599.
As of March 9 ,2021 there were 13,063,448 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2021 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates two wastewater collection systems and five wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 51 municipalities within three counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns nine wells which are capable of providing a safe yield of approximately 597,000 gallons per day to supply water to the customers of its satellite systems in Adams County.  As of December 31, 2020, the Company's average daily availability was 35.6 million gallons, and average daily consumption was approximately 19.9 million gallons.  The Company's service territory had an estimated population of 202,000 as of December 31, 2020.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Competition

As a regulated utility, the Company operates within an exclusive franchised territory that is substantially free from direct competition with other public utilities, municipalities, and other entities.  Although the Company has been granted an exclusive franchise for each of its existing community water and wastewater systems, the ability of the Company to expand or acquire new service territories may be affected by currently unknown competitors obtaining franchises to surrounding systems by application or acquisition.  These competitors may include other investor-owned utilities, nearby municipally-owned utilities and sometimes competition from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry.  The addition of new service territory and the acquisition of other utilities are generally subject to review and approval by the PPUC.

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

Under the requirements of the Pennsylvania Safe Drinking Water Act, or SDWA, the Pennsylvania Department of Environmental Protection, or DEP, regulates the quality of the finished water supplied to customers.  The DEP requires the Company to submit monthly reports showing the results of daily bacteriological and other chemical and physical analyses. As part of this requirement, the Company conducts over 70,000 laboratory tests annually.  Management believes that the Company complies with the standards established by the agency under the SDWA.  The DEP assists the Company by regulating discharges into the Company’s watershed area to prevent and eliminate pollution.

The federal Groundwater Rule establishes protections against microbial pathogens in community water supplies.  This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection.  The Company holds public water supply permits issued by the DEP, which establishes the groundwater source operating conditions for its wells, including demonstrated 4-log treatment of viruses.  All of the satellite systems operated by the Company are in compliance with the federal Groundwater Rule.

The Clean Water Act regulates discharges from water and wastewater treatment facilities into lakes, rivers, streams, and groundwater.  The Company complies with this Act by obtaining and maintaining all required permits and approvals for discharges from its water and wastewater facilities and by satisfying all conditions and regulatory requirements associated with the permits.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management has met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements.  Recently, DEP expressed concern regarding the stability of the Lake Williams spillway in light of current design standards.  The Company is currently completing the final design and the permitting process to armor and replace the spillway of the Lake Williams dam.  The Company expects to finalize its plans in 2021 and begin construction in 2022 at a total cost of approximately $27 million.  The Lake Redman dam will be reviewed following the completion of the work on the Lake Williams dam.

Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.  The capital expenditures currently required as a result of water quality standards and environmental requirements have been budgeted in the Company’s capital program and represent less than 15% of its expected total capital expenditures over the next five years.  The Company is currently in compliance with wastewater environmental standards and does not anticipate any major capital expenditures for its current wastewater business.

Growth

(All dollar amounts are stated in thousands of dollars)

The Company continues to grow its number of customers and distribution facilities.

The growth in the number of customers of the Company is due primarily to the acquisition of water and wastewater systems and organic growth. During the year ended December 31, 2020, the Company increased its number of customers from 71,411 to 72,681.  See “Management’s Discussion and Analysis – Acquisitions and Growth” for a discussion of the Company’s recent acquisitions.

The Company continues to grow its water distribution and wastewater collection systems to provide reliable service to its expanding franchised service territory and the increasing population within that territory.  During the year ended December 31, 2020, the Company installed an additional 14,950 feet of water distribution mains and acquired an additional 32,593 feet of wastewater collection mains resulting in 987 miles of water mains and 36 miles of wastewater mains as of December 31, 2020.

The Company’s growth in revenues is primarily a result of customer growth and increases in water and wastewater rates.  During the year ended December 31, 2020, the Company recognized revenue of $53,852, an increase of $2,274, or 4.4%, as compared to $51,578 during the year ended December 31, 2019.  In 2020, operating revenue was derived from the following sources and in the following percentages: residential, 66%; commercial and industrial, 26%; and other, 8%, which is primarily from the provision for fire service but includes other water and wastewater service-related income.  See “Management’s Discussion and Analysis – Rate Matters” for a discussion of the Company’s rate case management.

Information about Our Executive Officers

The Company presently has 108 employees, all of which are full time employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2021 Proxy Statement incorporated herein by reference.

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

In addition to the two impounding dams, the Company owns a 15-mile pipeline from the Susquehanna River to Lake Redman that provides access to a supply of an additional 12.0 million gallons per day, or MGD.

The Company also owns four satellite water systems in Adams County, Pennsylvania.  The systems consist of nine groundwater wells capable of providing a combined safe yield of approximately 597,000 gallons per day.

As of December 31, 2020, the Company's present average daily availability was 35.6 million gallons, and daily consumption was approximately 19.9 million gallons.

Pumping Stations

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about four miles downstream from the Company's lower impounding dam.  The pumping station presently houses pumping equipment consisting of electrically driven centrifugal pumps with a combined pumping capacity of 68.0 MGD.  The pumping capacity is more than double peak requirements and is designed to provide an ample safety margin in the event of pump or power failure.  A large diesel backup generator is installed to provide power to the pumps in the event of an emergency. The untreated water is pumped approximately two miles to the filtration plant through pipes owned by the Company.

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River several miles south of Wrightsville, PA.  The pumping station is equipped with vertical turbine pumps with a combined pumping capacity of 18 MGD.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30 inch and 36 inch ductile iron main to the Company’s upper impounding dam, located at Lake Redman.

The Lake Redman Pumping Station is located in York Township adjacent to Lake Redman.  The pumping station is designed to provide a redundant source with the capacity to pump 20 MGD of untreated water through a company-owned 36 inch force main approximately 3.5 miles to the filtration plant, meeting the Company’s daily consumption needs.

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a rated capacity of 39.0 MGD, with a maximum supply of 42.0 MGD for short periods if necessary.  Based on an average daily consumption in 2020 of approximately 19.9 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

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

The Company has five wastewater treatment facilities located in three counties within south-central Pennsylvania.  The wastewater treatment plants are small, packaged, extended aeration activated sludge facilities with a combined average daily flow capacity of 235,000 gallons.  With a projected maximum daily demand of 123,000 gallons, the plants’ flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The distribution system of the Company has approximately 987 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 31 booster stations and 34 standpipes and reservoirs capable of storing approximately 58.4 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The seven wastewater collection systems of the Company have a combined approximate 174,000 feet of 6 inch and 8 inch gravity collection mains and 15,000 feet of 6 inch pressure force main along with nine redundant sewage pumping stations.

Other Properties

The Company's distribution center and material and supplies warehouse are located in Springettsbury Township and are composed of three one-story concrete block buildings aggregating 30,680 square feet.

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

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2020 numbered approximately 1,982.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2020.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also owns and operates two wastewater collection systems and five wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse effect on revenues.  The Company experienced increased revenues in 2020 compared to 2019 primarily due to changes in consumption patterns, a rate increase effective March 1, 2019, and an increase in the number of customers, which were partially offset by lower revenues from the distribution system improvement charge, or DSIC.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2020, operating revenue was derived from the following sources and in the following percentages: residential, 66%; commercial and industrial, 26%; and other, 8%, which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

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

In addition to increasing revenue, the Company consistently focuses on minimizing costs without sacrificing water quality or customer service.  Paperless billing, expanding online services, negotiation of favorable electric, banking, and other costs, as well as taking advantage of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, and the IRS tangible property regulations, or TPR, are examples of the Company’s recent efforts to minimize costs.

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) was reported.  On March 6, 2020, Governor Tom Wolf signed an emergency disaster declaration for the Commonwealth of Pennsylvania which was extended for an additional ninety days on June 3, 2020, September 1, 2020, and November 29, 2020.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  Developments in this area continue daily at the local, state, and national levels.  The Company is taking steps, consistent with directions from local, state, and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority.

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

As a water and wastewater utility, it is the Company’s mission to provide uninterrupted water and wastewater service.  Due to the effect of COVID-19 on the general public, in compliance with an order from the PPUC, the Company paused shut-off procedures for delinquent customers on March 13, 2020.  In addition, the Company stopped billing late payment charges.  These customers were billed at normal tariff rates for the water they used, and wastewater service provided.  Based on the October 8, 2020 order from the PPUC, the Company resumed normal shut-off procedures and began billing late payment charges for most customers in January 2021.  However, the Company will not terminate service and will waive late payment charges for certain “protected customers” as defined by the order.

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

To date, there has been no material impact on the Company’s workforce, operations, financial performance, liquidity, or supply chain as a result of COVID-19.  However, the ultimate duration and severity of the pandemic or its effects on the economy, the capital and credit markets, or the Company’s workforce, customers, and suppliers, as well as governmental and regulatory responses, are uncertain.

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

The Company’s performance in 2020 was strong under the above measures.  Operating revenues increased in 2020 compared to 2019 primarily due to changes in consumption patterns, a rate increase effective March 1, 2019, and an increase in the number of customers.  This increase was partially offset by the lower revenues from the DSIC.  The increase in operating revenues offset the increases in operating expenses. Other net expenses decreased primarily due to reduced interest expense and a non-recurring gain on life insurance.  The Company incurred lower income taxes primarily due to a higher deduction for the tax benefit under the IRS TPR.  The overall effect was an increase in net income in 2020 over 2019 of 15.2% and a return on year end common equity of 11.6%, higher than the 2019 result of 10.7% and the five-year historical average of 10.8%.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 26.7%.  In 2020, the ratio was higher than the average at 30.8% due primarily to lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2020 Compared with 2019

Net income for 2020 was $16,598, an increase of $2,196, or 15.2%, from net income of $14,402 for 2019.  The primary contributing factors to the increase were higher operating revenues and a gain on life insurance which were partially offset by higher operating expenses.

Operating revenues for the year increased $2,274, or 4.4%, from $51,578 for 2019 to $53,852 for 2020.  The primary reasons for the increase were changes in consumption patterns and a rate increase effective March 1, 2019.  Total per capita consumption for 2020 was approximately 1.1% lower than the same period of last year.  However, the Company experienced an increase in residential demand as many employees are now teleworking or have been laid off or furloughed, while commercial and industrial demand declined based on many government, commercial, and industrial concerns which have curtailed production, or limited capacity, due to government orders or in response to changing economic conditions.  The Company reduced revenue by $1 in 2020 and $325 in 2019, by recording a regulatory liability for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the 2017 Tax Act, which the Company agreed to give back to customers as part of the new rate order, including the gross-up of revenue necessary to return the effect of the temporary tax difference.  Growth in the customer base also added to revenues.  The average number of water customers served in 2020 increased as compared to 2019 by 631 customers, from 68,288 to 68,919 customers.  The average number of wastewater customers served in 2020 increased as compared to 2019 by 560 customers, from 2,519 to 3,079 customers, due to the recent acquisitions.  The increased revenues were partially offset by a $249 decrease from a lower DSIC allowed by the PPUC.  The DSIC reset to zero on March 1, 2019 when the rate order took effect.  In 2021, the Company expects revenues to show a modest increase due to an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for 2020 increased $1,629, or 5.9%, from $27,792 for 2019 to $29,421 for 2020.  The increase was primarily due to higher expenses of approximately $489 for depreciation, $355 for a higher provision for uncollectible accounts, $287 for wastewater treatment, and $219 for outside services.  Also adding to the increase were expenses of $76 for water treatment chemicals and $66 for purchased power.  Other expenses increased by a net of $330.  The increased expenses were partially offset by reduced expenses of $72 for health insurance, $71 for water treatment plant maintenance, and $50 for wages.  In 2021, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater and to maintain and extend the distribution and collection systems continue to rise.

Interest on debt for 2020 decreased $417, or 8.1%, from $5,124 for 2019 to $4,707 for 2020.  The decrease was primarily due to lower interest on long-term debt due to the refinancing of various debt issues.  The average debt outstanding under the lines of credit was $7,467 for 2020 and $5,070 for 2019.  The weighted average interest rate on the lines of credit was 1.59% for 2020 and 3.47% for 2019.  Interest expense for 2021 is expected to be slightly higher due to additional long-term debt and continued borrowings under the line of credit.

Allowance for funds used during construction increased $164, from $366 in 2019 to $530 in 2020 due to a higher volume of eligible construction.  Allowance for funds used during construction in 2021 is expected to increase based on a projected increase in the amount of eligible construction.

A non-recurring gain on life insurance of $515 was recorded in 2020 as a result of a death benefit from a life insurance policy.  No similar gains are anticipated in 2021.

Other income (expenses), net for 2020 reflects decreased expenses of $144 as compared to 2019.  Lower retirement expenses of approximately $43 and higher earnings on life insurance policies of approximately $42 were the primary reasons for the decrease.  Other expenses decreased by a net of $78.  Higher charitable contributions of $19 partially offset the decrease.  In 2021, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the 2020 decreased $222, or 9.9%, compared to 2019, due primarily to higher deductions from the IRS TPR partially offset by higher taxable income.  The Company’s effective tax rate was 10.8% for 2020 and 13.5% for 2019.  The lower effective tax rate is primarily due to higher deductions from the TPR and a non-taxable gain on life insurance.  The Company's effective tax rate for 2021 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR.

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

Capital Expenditures

During 2020, the Company invested $32,123 in construction expenditures for routine items, the replacement of a standpipe, reimbursement to the developer for its construction of the water and wastewater system of the Amblebrook development in Adams County, Pennsylvania upon approval from the PPUC to provide service, improvements to a raw water pumping station, expansion of a wastewater treatment plant, as well as various replacements and improvements to infrastructure.  In addition, the Company invested $1,176 in the acquisition of two wastewater systems.  The Company replaced or relined approximately 56,000 feet of main in 2020.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans, and customer advances and contributions from developers, municipalities, customers, or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2021 and 2022 of approximately $36,000 and $40,000, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2021 and 2022 expenditures will be for additional main extensions, dam improvements, an elevated water tank, an upgrade to the enterprise software system, completion of a wastewater treatment plant, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2021 and 2022 construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2021 and 2022.  Potential debt and equity offerings may be utilized if required.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2021 and 2022, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of December 31, 2020, the Company borrowed $6,700 under its line of credit and incurred a cash overdraft on its cash management account of $1,263.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, acquisitions, and potential buybacks of stock for the foreseeable future.

Restricted Cash
The Company held $5,000 in restricted cash which was the bid deposit for a potential acquisition.  The Company expects the $5,000 in restricted cash to become unrestricted in the first quarter of 2021.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2020, higher revenue as compared to 2019 and a weakening in the timeliness of payments resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2020, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer turn-offs and collections, and determined an increase in its allowance for doubtful accounts was warranted.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2020, the Company generated $20,235 internally as compared to $18,881 in 2019.  The increase from 2019 was primarily due to higher net income and lower interest paid.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2020, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor which matures September 2022.  The Company had $6,700 in outstanding borrowings under its line of credit as of December 31, 2020.  The interest rate on line of credit borrowings as of December 31, 2020 was 1.30%.  The Company expects to renew this line of credit as it matures under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with an increase in the total amount available and a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet financing needs throughout 2021.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 46.9% as of December 31, 2020, compared with 43.7% as of December 31, 2019.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2020.

The variable rate lines of credit and the interest rate swap of the Company use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021.  This indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified by 2021.  The Company’s line of credit agreement explicitly states that another index may be used if LIBOR is discontinued or otherwise unavailable.  The Company believes that it is implicit in its other agreements that a successor rate to LIBOR may be used.  The Company is not yet aware what successor rate will be used and therefore cannot estimate the impact to the Company’s financial position, results of operations and cash flows, but it could include an increase in the cost of the variable rate indebtedness.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  As a result of the ongoing deduction, the net income tax benefits of $1,720 and $1,426 for the years ended December 31, 2020 and 2019, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future.  The Company was permitted to make this deduction for prior years.  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in its most recent rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 and $216 in income taxes during the years ended December 31, 2020 and 2019, respectively.

The Company’s effective tax rate will largely be determined by the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR.

The Company has a substantial deferred income tax asset primarily due to the excess accumulated deferred income taxes on accelerated depreciation from the 2017 Tax Act and the differences between the book and tax balances of the customers’ advances for construction and contributions in aid of construction and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated depreciation or TPR.

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2020.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.1% as of December 31, 2020, compared with 56.3% as of December 31, 2019.  The ratio decreased in 2020 due to higher debt primarily from increased capital expenditures.  The volume of share repurchases and higher debt from capital expenditures, among other things, could reduce this percentage in the future.  It is the Company’s intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On April 9, 2020, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2021, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Physical and Cyber Security

The Company maintains security measures at its facilities, and collaborates with federal, state, and local authorities, and industry trade associations regarding information on possible threats and security measures for water and wastewater utility operations.  The costs incurred are expected to be recoverable in water and wastewater rates and are not expected to have a material impact on its business, financial condition, or results of operations.

The Company relies on information technology systems in connection with the operation of the business, especially with respect to customer service, billing, accounting, and in some cases, the monitoring and operation of treatment, storage, and pumping facilities.  In addition, the Company relies on these systems to track utility assets and to manage maintenance and construction projects, materials and supplies, and human resource functions.  The information technology systems may be vulnerable to damage or interruption from cyber security attacks or other cyber-related events, including, but not limited to, power loss, computer systems failures, internet, telecommunications or data network failures, physical and electronic loss of data, computer viruses, intentional security breaches, hacking, denial of service actions, misappropriation of data, and similar events.  In some cases, administration of certain functions may be outsourced to third-party service providers that could also be targets of cyber security attacks.  A loss of these systems, or major problems with the operation of these systems, could harm the business, financial condition, and results of operations of the Company through the loss or compromise of customer, financial, employee, or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems, and delays in financial reporting and other normal management functions.

Possible impacts associated with a cyber security attack or other events may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation, and reputational damage.

The Company has implemented processes, procedures, and controls to prevent or limit the effect of these possible events and maintains insurance to help defray costs associated with cyber security attacks.  The Company has not experienced a material impact on business or operations from these attacks.  Although the Company does not believe its systems are at a materially greater risk of cyber security attacks than other similar organizations and despite the implementation of robust security measures, the Company cannot provide assurance that the insurance will fully cover the costs of a cyber security event, and its robust security measures do not guarantee that reputation and financial results will not be adversely affected by such an incident.

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,740 and $2,713 through December 31, 2020 and 2019, respectively, and is included in utility plant.  As of December 31, 2020, all known company-owned lead service lines have been replaced. Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,204 and $1,000 through December 31, 2020 and 2019, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,500.  This estimate is subject to adjustment as more facts become available.

Dividends

During 2020, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 57.2% and 46.4%, respectively.  During 2019, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 63.1% and 47.6%, respectively.  During the fourth quarter of 2020, the Board of Directors increased the dividend by 4.00% from $0.1802 per share to $0.1874 per share per quarter.

The Company’s Board of Directors declared a dividend in the amount of $0.1874 per share at its January 2021 meeting.  The dividend is payable on April 15, 2021 to shareholders of record as of February 26, 2021.  While the Company expects to maintain this dividend amount in 2021, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board of Directors.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2019 and 2020.

The Company adopted a new mortality table in 2019, the Pri-2012, using the white collar table for the administrative and general plan and the blue collar table for the union plan, and the Company adopted the MP-2020 mortality improvement scale in 2020.  Using the new mortality table slightly decreased the life expectancy of pension plan participants, resulting in a slight decrease to the pension benefit obligation, and ultimately, an increase in the Company’s funded status of the plans.

The Company selected its December 31, 2020 and 2019 discount rates based on the FTSE Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 2.30% at December 31, 2020 and 3.10% at December 31, 2019.

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

The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 6.50% as its expected rate of return in 2019 and 2020.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Impact of Recent Accounting Pronouncements

There are currently no recent accounting pronouncements that are expected to have a material impact to the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The York Water Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2020 and 2019, the related statements of income, common stockholders' equity, and cash flows for the years then ended and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company’s auditor since 2003.

York, Pennsylvania
March 9, 2021

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2020	Dec. 31, 2019
ASSETS
UTILITY PLANT, at original cost	$438,670	$401,383
Plant acquisition adjustments	(3,707)	(3,318)
Accumulated depreciation	(91,340)	(84,841)
Net utility plant	343,623	313,224

OTHER PHYSICAL PROPERTY, net of accumulated depreciation
of $458 in 2020 and $435 in 2019	742	769

CURRENT ASSETS:
Cash and cash equivalents	2	2
Restricted cash	5,000	–
Accounts receivable, net of reserves of $655 in 2020 and $305 in 2019	5,184	4,421
Unbilled revenues	2,847	2,276
Recoverable income taxes	721	547
Materials and supplies inventories, at cost	1,010	1,007
Prepaid expenses	1,526	1,131
Total current assets	16,290	9,384

OTHER LONG-TERM ASSETS:
Prepaid pension cost	2,209	1,819
Note receivable	255	255
Deferred regulatory assets	39,893	34,189
Other assets	3,945	3,889
Total other long-term assets	46,302	40,152

Total Assets	$406,957	$363,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2020	Dec. 31, 2019
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,060,817 shares in 2020 and 13,014,898 shares in 2019	$85,935	$83,976
Retained earnings	57,317	50,209
Total common stockholders' equity	143,252	134,185

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	123,573	94,535

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	–	6,500
Accounts payable	6,540	3,452
Dividends payable	2,192	2,096
Accrued compensation and benefits	1,417	1,247
Accrued interest	959	914
Deferred regulatory liabilities	525	609
Other accrued expenses	360	338
Total current liabilities	11,993	15,156

DEFERRED CREDITS:
Customers' advances for construction	10,326	7,844
Deferred income taxes	43,538	40,426
Deferred employee benefits	4,793	4,317
Deferred regulatory liabilities	25,444	24,790
Other deferred credits	2,731	2,247
Total deferred credits	86,832	79,624

Contributions in aid of construction	41,307	40,029

Total Stockholders' Equity and Liabilities	$406,957	$363,529

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2020	2019
OPERATING REVENUES	$53,852	$51,578

OPERATING EXPENSES:
Operation and maintenance	10,781	10,387
Administrative and general	9,258	8,517
Depreciation and amortization	8,177	7,688
Taxes other than income taxes	1,205	1,200
	29,421	27,792

Operating income	24,431	23,786

OTHER INCOME (EXPENSES):
Interest on debt	(4,707)	(5,124)
Allowance for funds used during construction	530	366
Other pension costs	(1,362)	(1,451)
Gain on life insurance	515	–
Other income (expenses), net	(791)	(935)
	(5,815)	(7,144)

Income before income taxes	18,616	16,642

Income taxes	2,018	2,240

Net Income	$16,598	$14,402

Basic Earnings Per Share	$1.27	$1.11

Diluted Earnings Per Share	$1.27	$1.11

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total
Balance, December 31, 2018	12,943,536	$81,305	$44,890	$126,195
Net income	–	–	14,402	14,402
Cash dividends declared, $0.7001 per share	–	–	(9,083)	(9,083)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	64,399	2,505	–	2,505
Stock-based compensation	6,963	166	–	166
Balance, December 31, 2019	13,014,898	83,976	50,209	134,185
Net income	–	–	16,598	16,598
Cash dividends declared, $0.7280 per share	–	–	(9,490)	(9,490)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	41,088	1,805	–	1,805
Stock-based compensation	4,831	154	–	154
Balance, December 31, 2020	13,060,817	$85,935	$57,317	$143,252

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,598	$14,402
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on life insurance	(515)	–
Depreciation and amortization	8,177	7,688
Stock-based compensation	154	166
Increase in deferred income taxes	88	641
Other	552	251
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(1,948)	282
Increase in recoverable income taxes	(174)	(547)
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(8,205)	(5,903)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	5,463	2,129
Increase (decrease) in accrued interest and taxes	45	(228)
Net cash provided by operating activities	20,235	18,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $296 in 2020 and $205 in 2019	(32,123)	(18,425)
Acquisitions of wastewater systems	(1,176)	(2,112)
Cash received from surrender of life insurance policies	672	–
Net cash used in investing activities	(32,627)	(20,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	3,155	1,695
Repayments of customer advances	(419)	(396)
Proceeds of long-term debt issues	62,156	94,043
Debt issuance costs	(162)	(613)
Repayments of long-term debt	(39,628)	(85,906)
Repayments under short-term line of credit agreements	–	(1,000)
Changes in cash overdraft position	(121)	314
Issuance of common stock	1,805	2,505
Dividends paid	(9,394)	(8,986)
Net cash provided by financing activities	17,392	1,656

Net change in cash, cash equivalents, and restricted cash	5,000	–
Cash, cash equivalents, and restricted cash at beginning of period	2	2
Cash, cash equivalents, and restricted cash at end of period	$5,002	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,180	$4,821
Income taxes	2,429	2,230

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $3,022 in 2020 and $1,029 in 2019 for the construction of utility plant.
Contributions in aid of construction includes $1,024 recorded as part of the Felton Borough acquisition.

Reconciliation of cash, cash equivalents, and restricted cash reported in the Balance Sheets
Cash and cash equivalents	$2	$2
Restricted cash	5,000	–
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$5,002	$2

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.  Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also owns and operates two wastewater collection systems and five wastewater collection and treatment systems.  The Company operates within its franchised territory located in three counties within south-central Pennsylvania and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2020 and 2019, utility plant includes a net credit acquisition adjustment of $3,707 and $3,318, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $67 and $61 for the years ended December 31, 2020 and 2019, respectively.

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

The following remaining lives are used for financial reporting purposes:

	December 31		Approximate range
Utility Plant Asset Category	2020	2019	of remaining lives
Mains and accessories	$212,164	$200,954	10 – 86 years
Services, meters and hydrants	80,590	77,501	17 – 51 years
Operations structures, reservoirs and water tanks	65,617	63,530	9 – 58 years
Pumping and treatment equipment	34,163	33,124	6 – 30 years
Office, transportation and operating equipment	15,520	14,464	3 – 22 years
Land and other non-depreciable assets	3,478	3,393	–
Utility plant in service	411,532	392,966
Construction work in progress	27,138	8,417	–
Total Utility Plant	$438,670	$401,383

The effective rate of depreciation was 2.33% in 2020 and 2.29% in 2019, on average utility plant, net of customers’ advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Restricted Cash
The Company considers any cash account that it cannot access on demand due to contractual or legal reasons to be restricted cash.

At December 31, 2020, the Company held $5,000 in restricted cash which was a bid deposit held in escrow for a potential acquisition.  At December 31, 2019, the Company held no restricted cash.

Accounts Receivable
Accounts receivable are stated at outstanding balances, less a reserve for doubtful accounts.  The reserve for doubtful accounts is established through provisions charged against income.  Accounts deemed to be uncollectible are charged against the reserve and subsequent recoveries, if any, are credited to the reserve.  The reserve for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the reserve is based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  This evaluation is inherently subjective.  Unpaid balances remaining after the stated payment terms are considered past due.

Materials and Supplies Inventories
Materials and supplies inventories are stated at cost.  Costs are determined using the average cost method.

Note Receivable
Note receivable is recorded at cost and represents amounts due from a municipality for construction of water mains in their municipality.  Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.  When a note is considered to be impaired, the carrying value of the note is written down.  The amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.

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

Regulatory assets and liabilities are comprised of the following:

	December 31		Remaining Recovery
	2020	2019	Periods
Assets
Income taxes	$28,200	$24,405	Various
Postretirement benefits	–	365	-
Unrealized swap losses	2,700	2,227	1 – 9 years
Utility plant retirement costs	5,968	5,012	5 years
Customer-owned lead service line replacements	1,081	944	Various
Income taxes on customers’ advances for construction and contributions in aid of construction	1,815	998	Various
Service life study expenses	8	13	2 years
Rate case filing expenses	121	225	1 year
	$39,893	$34,189
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$13,826	$14,008	Various
Income taxes	8,706	7,494	Various
IRS TPR catch-up deduction	3,412	3,671	13 years
Postretirement benefits	25	–	Not yet known
Revenue reduction for tax rate change	–	226	-
	$25,969	$25,399

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining term of 9 years.

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

Service life study expenses are deferred and amortized over their remaining life of two years.  Rate case filing expenses are deferred and amortized over their remaining life of one year.

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

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits realized on the Company’s 2014 income tax return for qualifying capital expenditures made prior to 2014.  The period over which it will be given back to customers in rates was established in the most recent rate order at 15 years beginning March 1, 2019.

Postretirement benefits include the difference between contributions and deferred pension expense and the overfunded status of the pension plans.  The overfunded status represents the difference between the projected benefit obligation and the fair market value of the assets.  This liability will change in future years based on the amount of contributions made and market returns.  The liability will be given back to customers in rates over some period determined by the PPUC in a future rate filing.  Postretirement benefits was a regulatory asset as of December 31, 2019.

Pursuant to a rate order approved by the PPUC, the Company has agreed to return the 2018 income tax savings pursuant to the 2017 Tax Act, the associated tax gross-up, and the excess accumulated deferred income taxes on accelerated depreciation to customers as a reconcilable negative surcharge on bills.  The Company began giving back the liability over one year  beginning March 1, 2019 and was fully returned to customers in 2020.

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

Customers’ Advances for Construction
Customer advances are cash payments from developers, municipalities, customers, or builders for construction of utility plant, and are refundable upon completion of construction, as operating revenues are earned.  If the Company loans funds for construction to the customer, the refund amount is credited to the note receivable rather than paid out in cash.  After all refunds to which the customer is entitled are made, any remaining balance is transferred to contributions in aid of construction.

Contributions in Aid of Construction
Contributions in Aid of Construction is composed of (i) direct, non-refundable contributions from developers, customers, or builders for construction of water infrastructure and (ii) customer advances that have become non-refundable.  Contributions in aid of construction are deducted from the Company’s rate base, and therefore, no return is earned on property financed with contributions.  The PPUC requires that contributions received remain on the Company’s balance sheets indefinitely as a long-term liability.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $342 in 2020 and $221 in 2019.  The overall swap result was a loss of $815 in 2020 and $649 in 2019.  During the twelve months ending December 31, 2021, the Company expects to reclassify $370 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2020 and 2019, deferred investment tax credits amounted to $500 and $539, respectively.

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

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2020 and 2019.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

On April 9, 2020, the Company completed the acquisition of the wastewater collection and treatment assets of Felton Borough in York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on April 16, 2020.  The acquisition resulted in the addition of approximately 130 wastewater customers with purchase price and acquisition costs of approximately $914, which is more than the depreciated original cost of the assets net of contributions in aid of construction.  The Company recorded an acquisition adjustment of $295 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On September 14, 2020, the Company completed the acquisition of the wastewater collection and treatment assets and began operating the existing collection and treatment facilities of the Letterkenny Township Municipal Authority in Franklin County, Pennsylvania.  The acquisition resulted in the addition of approximately 180 wastewater customers with purchase price and acquisition costs of approximately $262 which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $751 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Dec. 31, 2020	Dec. 31, 2019	Change
Accounts receivable – customers	$5,633	$4,574	$1,059
Other receivables	206	152	54
	5,839	4,726	1,113
Less: allowance for doubtful accounts	(655)	(305)	(350)
Accounts receivable, net	$5,184	$4,421	$763

Unbilled revenue	$2,847	$2,276	$571

Differences in timing of revenue recognition, billings, and cash collections result in receivables and contract assets.  Generally, billing occurs subsequent to revenue recognition, resulting in a contract asset reported as unbilled revenue on the balance sheet.  The Company does not receive advances or deposits from customers before revenue is recognized so no contract liabilities are reported.  Accounts receivable are recorded when the right to consideration becomes unconditional and are presented separately on the balance sheet.  The changes in accounts receivable – customers and in unbilled revenue were primarily due to normal timing difference between performance and the customer’s payments.  In 2020, a weakening in the timeliness of payments due to the COVID-19 pandemic increased the accounts receivable – customers.  This was considered in the review of the allowance for doubtful accounts resulting in the increase in the balance in 2020.

4.  Note Receivable and Customers’ Advances for Construction

The Company entered into an agreement with a municipality to extend water service into a previously formed water district.  The Company loaned funds to the municipality to cover the costs related to the project.  The municipality concurrently advanced these funds back to the Company in the form of customers’ advances for construction.  The municipality is required by enacted ordinance to charge application fees and water revenue surcharges (fees) to customers connected to the system, which are remitted to the Company.  The note principal and the related customer advance that could be used to settle the note receivable are reduced periodically as operating revenues are earned by the Company from customers connected to the system and refunds of the advance are made.  There is no due date for the notes or expiration date for the advance.

The Company recorded interest income of $139 in 2020 and $121 in 2019.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2020 and 2019 were the following amounts related to this project.

	2020	2019
Note receivable, including interest	$255	$255
Customers’ advances for construction	302	303

The Company has other customers’ advances for construction totaling $10,024 and $7,541 at December 31, 2020 and 2019, respectively.

5.  Common Stock and Earnings Per Share

Net income of $16,598 and $14,402 for the years ended December 31, 2020 and 2019 respectively, is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted net income per share:

	2020	2019
Weighted average common shares, basic	13,033,681	12,964,080
Effect of dilutive securities:
Employee stock-based compensation	839	2,212
Weighted average common shares, diluted	13,034,520	12,966,292

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company’s common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2020 and 2019 were 3,718 and 3,914, respectively.  As of December 31, 2020, 58,007 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On November 8, 2019, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to authorize an additional 157,000 shares and rollover the unissued 344,379 shares authorized under the 2016 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company’s common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on November 18, 2019.  Shares issued during 2020 and 2019 were 37,370 and 60,485, respectively.  As of December 31, 2020, 438,519 authorized shares remain unissued under the Plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During both 2020 and 2019, the Company did not repurchase or retire any shares.  As of December 31, 2020, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2020 and 2019 is summarized in the following table:

	2020	2019

10.05% Senior Notes, Series C, due 2020	$–	$6,500
8.43% Senior Notes, Series D, due 2022	7,500	7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	–
Committed Line of Credit, due 2022	6,700	7,672
Total long-term debt	126,570	104,042
Less discount on issuance of long-term debt	(181)	(192)
Less unamortized debt issuance costs	(2,816)	(2,815)
Less current maturities	–	(6,500)
Long-term portion	$123,573	$94,535

Payments due by year as of December 31, 2020:

2021	2022	2023	2024	2025
$–	$26,200	$–	$–	$–

Payments due in 2022 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2022 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

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

On October 8, 2019, the Pennsylvania Economic Development Financing Authority, or PEDFA, issued and sold $10,500 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2019, or the Series A Bonds, and $14,870 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series B of 2019, or the Series B Bonds, for the Company’s benefit pursuant to the terms of a trust indenture, dated as of September 1, 2019, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the issuance and sale of the Series A and the Series B Bonds to the Company pursuant to a loan agreement dated as of September 1, 2019, between the Company and the PEDFA.  The Series A Bonds, and therefore the loan, bears interest at 3.00% per annum payable semiannually and the maturity date of the loan is October 1, 2036 subject to optional and mandatory redemption provisions.  The Series B Bonds, and therefore the loan, bears interest at 3.10% per annum payable semiannually and the maturity date of the loan is November 1, 2038 subject to optional and mandatory redemption provisions.  Amounts outstanding under the loan agreement are direct, unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $25,049.  The net proceeds were used to refinance the $10,500 aggregate principal amount of the Company’s 4.75% York County Industrial Development Authority Revenue Bonds Series 2006 due October 1, 2036 and the $14,870 aggregate principal amount of the Company’s 4.50% PEDFA Exempt Facilities Revenue Refunding Bonds Series 2014 due November 1, 2038.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.62% in 2020 and 1.50%  in 2019.  As of December 31, 2020 and 2019, the interest rate was 0.12% and 1.78%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2022.  It is reviewed annually for a potential extension of the expiration date.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On April 9, 2020, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2020.  If a violation was triggered on December 31, 2020, the Company would have been required to pay the counterparty approximately $2,830.

The Company’s interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company’s net payment rate on the swap averaged 2.87% in 2020 and 1.84% in 2019.

As of December 31, 2020, there was a spread of 3 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.19% (including variable interest and swap payments).  As of December 31, 2019, there was a spread of 75 basis points which equated to an overall effective rate of 3.91% (including variable interest and swap payments).

Line of Credit Borrowings
In 2020, the Company entered into an agreement for a $50,000 unsecured, committed line of credit maturing in September 2022 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  Simultaneously, the Company paid off and terminated all prior existing line of credit agreements.  As of December 31, 2019, the Company maintained unsecured lines of credit aggregating $41,500 with four banks.  The first line of credit, in the amount of $13,000, was a committed line of credit with a revolving 2-year maturity and carried an interest rate of LIBOR plus 1.20%. The Company had $3,672 outstanding under this line of credit as of December 31, 2019.  The second line of credit, in the amount of $11,000, was a committed line of credit and carried an interest rate of LIBOR plus 1.25%.  The third line of credit, in the amount of $7,500, was a committed line of credit and carried an interest rate of LIBOR plus 1.15%. The Company had $4,000 outstanding under this line of credit as of December 31, 2019. The fourth line of credit, in the amount of $10,000, was a committed line of credit and carried an interest rate of LIBOR plus 1.20%. Average borrowings outstanding under the lines of credit were $7,467 in 2020 and $5,070 in 2019. The average cost of borrowings under the lines of credit was 1.59% during 2020 and 3.47% during 2019. The weighted average interest rate on the line of credit borrowings was 1.30% as of December 31, 2020 and 2.92% as of December 31, 2019.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company’s ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company’s acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2020, none of the earnings retained in the business are restricted under these provisions.  The Company’s debt is unsecured.

The Company’s line of credit requires it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2020, the Company was in compliance with these covenants.

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

Description	December 31, 2020	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,731	$2,731

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of December 31, 2020.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2020.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $99 as of December 31, 2020.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2019 is shown in the table below.

Description	December 31, 2019	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,248	$2,248

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $126,570 at December 31, 2020, and $104,042 at December 31, 2019, had an estimated fair value of approximately $151,000 and $115,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including the letter of credit on the 2008 PEDFA Series A issue.

Customers’ advances for construction and note receivable have carrying values at December 31, 2020 of $10,326 and $255, respectively.  At December 31, 2019, customers’ advances for construction and note receivable had carrying values of $7,844 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2021 and 2022 of approximately $36,000 and $40,000, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s line of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company committed to exceed the LCR replacement schedule by replacing all of the remaining known company-owned lead service lines within four years from the agreement.  The cost for these service line replacements was approximately $2,740 and $2,713 through December 31, 2020 and 2019, respectively, and is included in utility plant.  As of December 31, 2020, all known company-owned lead service lines have been replaced.  Any additional company-owned lead service lines that are discovered will be replaced but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,204 and $1,000 through December 31, 2020 and 2019, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,500.  This estimate is subject to adjustment as more facts become available.

As of December 31, 2020, approximately 33% of the Company’s full time employees are under union contract.  The current contract was ratified in October 2020 and expires on April 30, 2023.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning water service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company’s financial position, results of operations and cash flows.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	2020	2019
Water utility service:
Residential	$33,987	$32,118
Commercial and industrial	13,764	14,161
Fire protection	3,191	3,074
Wastewater utility service:
Residential	1,746	1,291
Commercial and industrial	304	280
Billing and revenue collection services	266	70
Collection services	15	52
Other revenue	23	13
Total Revenue from Contracts with Customers	53,296	51,059
Rents from regulated property	556	519
Total Operating Revenue	$53,852	$51,578

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

As part of a rate order approved by the PPUC, the Company has agreed to return $2,117 to customers as a reconcilable negative surcharge on their bills generated from March 2019 through February 2020 for the benefit of the lower tax rate effective January 1, 2018 resulting from the enactment of the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act.  During the years ended December 31, 2020 and 2019, the Company increased its regulatory liability by reducing revenue by $1 and $325, respectively, including the gross-up of revenue necessary to return, in rates, the effect of this temporary tax difference, and reclassified $0 and $27, respectively, from excess accumulated deferred income taxes on accelerated depreciation recorded at December 31, 2017.  As of December 31, 2020 the Company returned $2,117 in negative surcharges to customers.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019.  The DSIC provided revenues of $0 in 2020 and $249 in 2019.  The DSIC is subject to audit by the PPUC.

11.  Employee Benefit Plans

Pensions
The Company maintains a general and administrative and a union-represented defined benefit pension plan covering all of its employees hired prior to May 1, 2010.  Employees hired after May 1, 2010 are eligible for an enhanced 401(k) plan rather than a defined benefit plan.  The benefits under the defined benefit plans are based upon years of service and compensation near retirement.  The Company amended its defined benefit pension plans in 2014, generally limiting the years of eligible service under the plans to 30 years. The Company’s funding policy is to contribute annually the amount permitted by the PPUC to be collected from customers in rates, but in no case less than the minimum Employee Retirement Income Security Act (ERISA) required contribution.

The following table sets forth the plans’ funded status as of December 31, 2020 and 2019.  The measurement of assets and obligations of the plans is as of December 31, 2020 and 2019.

Obligations and Funded Status At December 31	2020	2019

Change in Benefit Obligation
Pension benefit obligation, beginning of year	$47,530	$41,511
Service cost	938	849
Interest cost	1,457	1,645
Actuarial loss	6,165	5,241
Benefit payments	(1,984)	(1,716)
Pension benefit obligation, end of year	54,106	47,530

Change in Plan Assets
Fair value of plan assets, beginning of year	49,349	40,624
Actual return on plan assets	6,650	8,141
Employer contributions	2,300	2,300
Benefits paid	(1,984)	(1,716)
Fair value of plan assets, end of year	56,315	49,349

Funded Status of Plans at End of Year	$2,209	$1,819

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The asset for the funded status of the Company’s pension plans as of  December 31, 2020 and 2019 is recorded in “Prepaid pension cost” on its balance sheets.

In 2020, the plans recognized a significant actuarial loss.  The Company adopted the new mortality improvement scale (MP-2020) but recognized an 80 basis point decrease in the discount rate. In 2019, the plans recognized a significant actuarial loss.  The Company adopted the new mortality table (Pri-2012) and the new mortality improvement scale (MP-2019) but recognized a 100 basis point decrease in the discount rate.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2020	2019
Net gain (loss) arising during the period	$2,713	$(167)
Recognized net actuarial loss	(370)	(421)
Recognized prior service credit	13	13
Total changes in regulatory asset during the year	$2,356	$(575)

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2020	2019
Net loss	$10,497	$8,154
Prior service credit	(63)	(76)
Regulatory asset	$10,434	$8,078

Components of net periodic benefit cost are as follows:

	2020	2019
Service cost	$938	$849
Interest cost	1,457	1,645
Expected return on plan assets	(3,198)	(2,733)
Amortization of loss	370	421
Amortization of prior service credit	(13)	(13)
Rate-regulated adjustment	2,746	2,131
Net periodic benefit cost	$2,300	$2,300

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2020, the deferral decreased by $2,746.

The estimated costs for the defined benefit pension plans relating to the December 31, 2020 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$582
Net prior service credit	(13)
$569

The Company plans to contribute $2,300 to the plans in 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2021	2022	2023	2024	2025	2026 – 2030
$1,903	$1,984	$2,163	$2,224	$2,216	$12,472

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2020	2019
Projected benefit obligation	$54,106	$47,530
Fair value of plan assets	56,315	49,349

	2020	2019
Accumulated benefit obligation	$50,578	$44,587
Fair value of plan assets	56,315	49,349

Weighted-average assumptions used to determine benefit obligations at December 31:

	2020	2019
Discount rate	2.30%	3.10%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2020	2019
Discount rate	3.10%	4.10%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of each of the plan’s assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company’s defined benefit pension plans is that of Growth and Income.  The weighted-average target asset allocations are 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% reserves (cash and cash equivalents).  Within the equity category, the Company’s target allocation is approximately 60-95% large cap, 0-25% mid cap, 0-10% small cap, 0-25% International Developed Nations, and 0-10% International Emerging Nations.  Within the fixed income category, its target allocation is approximately 15-55% U.S. Treasuries, 0–22% Federal Agency securities, 0-40% corporate bonds, 15-55% mortgage-backed securities, 0-20% international, and 0-20% high yield bonds.  The Company’s investment performance objectives over a three to five-year period are to exceed the annual rate of inflation as measured by the Consumer Price Index by 3%, and to exceed the annualized total return of specified benchmarks applicable to the funds within the asset categories.

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

Further guidelines for fixed income securities include: (1) fixed income holdings in a single issuer are limited to 5% of the portfolio; (2) acceptable investments include money market securities, U.S. Government and its agencies and sponsored entities’ securities, mortgage-backed and asset-backed securities, corporate securities and mutual funds offering high yield bond portfolios; (3) purchases must be limited to investment grade or higher; (4) non-U.S. dollar denominated securities are not permissible; and (5) high risk derivatives are prohibited.

The fair values of the Company’s pension plan assets at December 31, 2020 and 2019 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2020	2019	2020	2019	2020	2019
Cash and Money Market Funds (a)	$624	$682	$624	$682	$–	$–
Equity Securities:
Common Equity Securities (b)	–	662	–	662	–	–
Equity Mutual Funds (c)	35,707	29,677	35,707	29,677	–	–
Fixed Income Securities:
U.S. Treasury Obligations	631	615	–	–	631	615
Corporate and Foreign Bonds (d)	5,615	6,078	–	–	5,615	6,078
Fixed Income Mutual Funds (e)	13,738	11,635	13,738	11,635	–	–
Total Plan Assets	$56,315	$49,349	$50,069	$42,656	$6,246	$6,693

(a)	The portfolios are designed to keep up to one year of distributions in immediately available funds.
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

Defined Contribution Plan
The Company has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code.  For employees hired before May 1, 2010, this plan provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum annual Company contribution of $2.8 for each employee.

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum of 4% of the employee’s compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee’s account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2020, 56 employees were participating in the enhanced feature of the plan.  The Company’s contributions to both portions of the plan amounted to $313 in 2020 and $300 in 2019.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2020 and 2019, the present value of the future obligations included in "Accrued compensation and benefits" and "Deferred employee benefits" was approximately $4,757 and $4,416, respectively.  The insurance policies included in "Other assets" had a total cash value of approximately $3,735 and $3,667 at December 31, 2020 and 2019, respectively.  The Company’s net expenses under the plans amounted to $585 in 2020 and $670 in 2019.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2020 and 2019, the present value of the future obligations was approximately $165 and $137, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net expenses under the plan amounted to $38 in 2020 and $34 in 2019.

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

On April 26, 2017, the Board awarded stock to non-employee directors effective May 1, 2017.  This stock award vested immediately.  On April 26, 2017, the Compensation Committee awarded restricted stock to officers and key employees effective May 1, 2017.  This restricted stock award vested ratably over three years beginning May 1, 2017 and has been fully recognized as of December 31, 2020.

On May 7, 2018, the Board awarded stock to non-employee directors effective May 7, 2018.  This stock award vested immediately.  On May 7, 2018, the Compensation Committee awarded restricted stock to officers and key employees effective May 7, 2018.  This restricted stock award vests ratably over three years beginning May 7, 2018.

On November 20, 2018, the Board accelerated the vesting period for restricted stock granted in 2016, 2017, and 2018 to one retiring officer from three years to that officer’s 2019 retirement date and has been fully recognized as of December 31, 2019.

On May 6, 2019, the Board awarded stock to non-employee directors effective May 6, 2019.  This stock award vested immediately.  On May 6, 2019, the Compensation Committee awarded restricted stock to officers and key employees effective May 6, 2019.  This restricted stock award vests ratably over three years beginning May 6, 2019.

On August 19, 2019, the Board accelerated the vesting period for restricted stock granted in 2017, 2018, and 2019 to one retiring officer from three years to that officer’s 2020 retirement date and has been fully recognized as of December 31, 2020.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2019 and 2020.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2019	3,080	$33.85
Granted	6,963	$33.61
Vested	(2,701)	$33.99
Forfeited	-	-
Nonvested at end of the year 2019	7,342	$33.57
Granted	4,912	$44.07
Vested	(5,491)	$36.00
Forfeited	(81)	$33.61
Nonvested at end of the year 2020	6,682	$39.30

For the years ended December 31, 2020 and 2019, the statement of income includes $154 and $166 of stock based compensation and related recognized tax benefits of $45 and $48, respectively.  The total fair value of the shares vested in the years ended December 31, 2020 and 2019 was $198 and $92, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $263 at December 31, 2020 which will be recognized over the remaining three-year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2020	2019
Regulatory Assessment	$298	$285
Property	353	348
Payroll, net of amounts capitalized	551	564
Other	3	3
Total taxes other than income taxes	$1,205	$1,200

14.  Income Taxes

The provisions for income taxes consist of:

	2020	2019
Federal current	$1,376	$1,148
State current	554	451
Federal deferred	247	475
State deferred	(120)	205
Federal investment tax credit, net of current utilization	(39)	(39)
Total income taxes	$2,018	$2,240

A reconciliation of the statutory Federal tax provision to the total provision follows:

	2020	2019
Statutory Federal tax provision	$3,909	$3,495
State income taxes, net of Federal benefit	426	574
IRS TPR deduction	(1,979)	(1,642)
Tax-exempt interest	(29)	(25)
Amortization of investment tax credit	(39)	(39)
Cash value of life insurance	(110)	6
Amortization of excess accumulated deferred income taxes on accelerated depreciation	(182)	(149)
Other, net	22	20
Total income taxes	$2,018	$2,240

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in its most recent rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 and $216 in income taxes during the years ended December 31, 2020 and 2019, respectively.  As a result of the ongoing deduction, the net income tax benefits of $1,720 and $1,426 for the years ended  December 31, 2020 and 2019, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  The Company is recognizing the excess accumulated deferred income taxes on accelerated depreciation, recorded as a regulatory liability, over the remaining useful life of the underlying assets.  As a result, the Company recognized $182 and $149 in income taxes during the years ended December 31, 2020 and 2019, respectively.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are summarized in the following table:

	2020	2019
Deferred tax assets:
Reserve for doubtful accounts	$189	$88
Compensated absences	151	148
Deferred compensation	1,375	1,276
Excess accumulated deferred income taxes on accelerated depreciation	3,995	4,047
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	2,456	2,104
Customers’ advances for construction and contributions in aid of construction	1,815	998
Revenue reduction for tax rate change	–	7
Tax effect of pension regulatory liability	7	–
Other costs deducted for book, not for tax	64	69
Total deferred tax assets	10,052	8,737

Deferred tax liabilities:
Accelerated depreciation	29,893	28,891
Basis differences from IRS TPR	13,671	11,311
Investment tax credit	356	384
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	8,088	6,987
Pensions	638	525
Tax effect of pension regulatory asset	–	106
Unamortized debt issuance costs	500	531
Other costs deducted for tax, not for book	444	428
Total deferred tax liabilities	53,590	49,163

Net deferred tax liability	$43,538	$40,426

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

No valuation allowance was required for deferred tax assets as of December 31, 2020 and 2019.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2017 through 2019 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2020. The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act and has not taken any new positions in its 2020 income tax provision.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid no interest or penalties for the years ended December 31, 2020 and 2019, respectively.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2021 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2021 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2021 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2021 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2021 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	81,727

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 58,007 authorized shares remain unissued as of December 31, 2020.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2021 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2021 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption "Principal Accountant’s Fees and Services" of the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2020 and 2019
Statements of Income for Years Ended December 31, 2020 and 2019
Statements of Common Stockholders’ Equity for Years Ended December 31, 2020 and 2019
Statements of Cash Flows for Years Ended December 31, 2020 and 2019
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	58
	for the years ended December 31, 2020 and 2019

The report of the Company's independent registered public accounting firm with respect to the financial statement schedule appears on page 21.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated November 8, 2019 (File No. 333-234587).
4.2	Description of The York Water Company Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.4 to the Company's 2019 Form 10-K.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's 1989 Form 10-K.
10.2	Note Agreement relative to the $6,500,000 10.05% Senior Notes, Series C dated August 15, 1990	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.6 to the Company's 1990 Form 10-K.
10.3	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company's 1992 Form 10-K.
10.4
Variable Rate Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of May 1, 2008 relative to the $12,000,000 Exempt Facilities Revenue Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s May 12, 2008 Form 8-K.
10.5	Trust Indenture dated as of May 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company's September 15, 2009 Form 8-K.
10.6	Reimbursement, Credit and Security Agreement, dated as of May 1, 2008 between The York Water Company and PNC Bank, National Association	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s May 12, 2008 Form 8-K.
10.7
Loan Agreement between The York Water Company and York County Industrial Development Authority, entered into July 23, 2015 and dated as of July 1, 2015 relative to the $10,000,000 4.00% - 4.50% Exempt Facilities Revenue Bonds.

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's July 24, 2015 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.8	Trust Indenture entered into July 23, 2015 and dated as of July 1, 2015 between York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company's July 24, 2015 Form 8-K.
10.9*	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's January 28, 2005 Form 8-K.
10.10*
Form of Amended and Restated Change in Control Agreement made as of November 5, 2008 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.10

Filed herewith.
10.11*
Form of Amended and Restated Supplemental Retirement Plan made as of January 1, 2009 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.11

Filed herewith.
10.12*
Form of Amended and Restated Deferred Compensation Plan made as of July 1, 2015 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.18

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.18 to the Company’s March 10, 2020 Form 10-K.
10.13*
Form of Amended and Restated Deferred Compensation Plan made as of January 1, 2016 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.13

Filed herewith.
10.14*	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 11, 2016 (File No. 333-211287).
10.15*	Employee Stock Purchase Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.21 to the Company's March 7, 2017 Form 10-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.16	Note Agreement relative to the $20,000,000 4.54% Senior Notes, dated January 31, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company's February 5, 2019 Form 8-K.
10.17	Note Agreement relative to the $15,000,000 3.23% Senior Notes, dated October 1, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2019 Form 8-K.
10.18
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
10.19	Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 9, 2019 Form 8-K.
10.20	Note Agreement relative to the $30,000,000 3.24% Senior Notes, dated September 30, 2020	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2020 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY

Schedule II Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2020

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
For the Year Ended December 31, 2020 Reserve for uncollectible accounts	$305,000	$613,556	$54,653	$318,209	$655,000

For the Year Ended December 31, 2019 Reserve for uncollectible accounts	$305,000	$258,542	$51,900	$310,442	$305,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 8, 2021	By: /s/ Joseph T. Hand
Joseph T. Hand
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph T. Hand	By: /s/ Matthew E. Poff
Joseph T. Hand	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)
Dated: March 8, 2021	Dated: March 8, 2021

Directors:	Date:

By: /s/ Cynthia A. Dotzel	March 8, 2021
Cynthia A. Dotzel

By: /s/ Michael W. Gang	March 8, 2021
Michael W. Gang

By: /s/ Joseph T. Hand	March 8, 2021
Joseph T. Hand

By: /s/ Jeffrey R. Hines	March 8, 2021
Jeffrey R. Hines

By: /s/ George W. Hodges	March 8, 2021
George W. Hodges

By: /s/ George Hay Kain, III	March 8, 2021
George Hay Kain, III

By: /s/ Jody L. Keller	March 8, 2021
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 8, 2021
Erin C. McGlaughlin

By: /s/ Robert P. Newcomer	March 8, 2021
Robert P. Newcomer

By: /s/ Steven R. Rasmussen	March 8, 2021
Steven R. Rasmussen

By: /s/ Ernest J. Waters	March 8, 2021
Ernest J. Waters