Form 10-Q
period 2021-03-31
YORK WATER CO
filed 2021-05-04
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
◻ YES	⌧ NO
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE	YORW	The NASDAQ Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	13,073,062 Shares outstanding as of May 4, 2021

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2021	Dec. 31, 2020
ASSETS
UTILITY PLANT, at original cost	$447,247	$438,670
Plant acquisition adjustments	(3,690)	(3,707)
Accumulated depreciation	(93,009)	(91,340)
Net utility plant	350,548	343,623

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $465 in 2021 and $458 in 2020	735	742

CURRENT ASSETS:
Cash and cash equivalents	55	2
Restricted cash	–	5,000
Accounts receivable, net of reserves of $714 in 2021 and $655 in 2020	4,016	5,184
Unbilled revenues	2,876	2,847
Recoverable income taxes	582	721
Materials and supplies inventories, at cost	1,020	1,010
Prepaid expenses	1,888	1,526
Total current assets	10,437	16,290

OTHER LONG-TERM ASSETS:
Prepaid pension cost	3,006	2,209
Note receivable	255	255
Deferred regulatory assets	40,318	39,893
Other assets	4,090	3,945
Total other long-term assets	47,669	46,302

Total Assets	$409,389	$406,957

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2021	Dec. 31, 2020
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,071,733 shares in 2021 and 13,060,817 shares in 2020	$86,436	$85,935
Retained earnings	58,574	57,317
Total common stockholders' equity	145,010	143,252

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	122,087	123,573

COMMITMENTS	–	–

CURRENT LIABILITIES:
Accounts payable	6,623	6,540
Dividends payable	2,192	2,192
Accrued compensation and benefits	1,410	1,417
Accrued interest	1,068	959
Deferred regulatory liabilities	549	525
Other accrued expenses	514	360
Total current liabilities	12,356	11,993

DEFERRED CREDITS:
Customers' advances for construction	10,828	10,326
Deferred income taxes	44,261	43,538
Deferred employee benefits	4,809	4,793
Deferred regulatory liabilities	26,369	25,444
Other deferred credits	2,209	2,731
Total deferred credits	88,476	86,832

Contributions in aid of construction	41,460	41,307

Total Stockholders' Equity and Liabilities	$409,389	$406,957

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2021	2020

OPERATING REVENUES:	$13,081	$12,877

OPERATING EXPENSES:
Operation and maintenance	2,806	2,663
Administrative and general	2,411	2,244
Depreciation and amortization	2,174	2,024
Taxes other than income taxes	336	330
	7,727	7,261

Operating income	5,354	5,616

OTHER INCOME (EXPENSES):
Interest on debt	(1,214)	(1,195)
Allowance for funds used during construction	262	101
Other pension costs	(304)	(341)
Gain on life insurance	–	515
Other income (expenses), net	(101)	(125)
	(1,357)	(1,045)

Income before income taxes	3,997	4,571

Income taxes	292	569

Net Income	$3,705	$4,002

Basic Earnings Per Share	$0.28	$0.31

Diluted Earnings Per Share	$0.28	$0.31

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2020	13,060,817	$85,935	$57,317	$143,252
Net income	–	–	3,705	3,705
Cash dividends declared, $0.1874 per share	–	–	(2,448)	(2,448)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,916	473	–	473
Stock-based compensation	–	28	–	28
Balance, March 31, 2021	13,071,733	$86,436	$58,574	$145,010

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2019	13,014,898	$83,976	$50,209	$134,185
Net income	–	–	4,002	4,002
Cash dividends declared, $0.1802 per share	–	–	(2,346)	(2,346)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	9,289	411	–	411
Stock-based compensation	–	37	–	37
Balance, March 31, 2020	13,024,187	$84,424	$51,865	$136,289

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,705	$4,002
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on life insurance	–	(515)
Depreciation and amortization	2,174	2,024
Stock-based compensation	28	37
Decrease in deferred income taxes	(108)	(14)
Other	29	100
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	1,038	(457)
Decrease in recoverable income taxes	139	533
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(2,201)	(1,746)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	1,684	570
Increase in accrued interest	109	208
Net cash provided by operating activities	6,597	4,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $146 in 2021 and $57 in 2020	(7,431)	(3,858)
Net cash used in investing activities	(7,431)	(3,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	792	1,419
Repayments of customer advances	(137)	(58)
Proceeds of long-term debt issues	11,648	6,784
Repayments of long-term debt	(13,178)	(6,478)
Changes in cash overdraft position	(1,263)	(621)
Issuance of common stock	473	411
Dividends paid	(2,448)	(2,341)
Net cash used in financing activities	(4,113)	(884)

Net change in cash, cash equivalent, and restricted cash	(4,947)	–
Cash, cash equivalents, and restricted cash at beginning of period	5,002	2
Cash and cash equivalents at end of period	$55	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$912	$884
Income taxes	–	–

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $3,831 in 2021 and $2,010 in 2020 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.  Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, the Company is uncertain of the ultimate impact it could have on the business.

2.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Mar. 31, 2021	As of Dec. 31, 2020	Change

Accounts receivable – customers	$4,416	$5,633	$(1,217)
Other receivables	314	206	108
	4,730	5,839	(1,109)
Less: allowance for doubtful accounts	(714)	(655)	(59)
Accounts receivable, net	$4,016	$5,184	$(1,168)

Unbilled revenue	$2,876	$2,847	$29

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

3.  Common Stock and Earnings Per Share

Net income of $3,705 and $4,002 for the three months ended March 31, 2021 and 2020, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31
	2021	2020

Weighted average common shares, basic	13,055,871	13,009,596
Effect of dilutive securities:
Employee stock-based compensation	2,690	2,263
Weighted average common shares, diluted	13,058,561	13,011,859

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time. No shares were repurchased during the three months ended March 31, 2021 and 2020.  As of March 31, 2021, 618,004 shares remain authorized for repurchase.

4.  Debt

For the three months ended March 31, 2021, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, which is summarized in the table below.

	As of Mar. 31, 2021	As of Dec. 31, 2020

8.43% Senior Notes, Series D, due 2022	$7,500	$7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
Committed Line of Credit, due 2022	5,170	6,700
Total long-term debt	125,040	126,570
Less discount on issuance of long-term debt	(178)	(181)
Less unamortized debt issuance costs	(2,775)	(2,816)
Long-term portion	$122,087	$123,573

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.95% and 2.28% during the three months ended March 31, 2021 and 2020, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $91 and $69 for the three months ended March 31, 2021 and 2020, respectively. The overall swap result was a (gain) loss of $(431) and $712 for the three months ended March 31, 2021 and 2020, respectively.  The Company expects to reclassify $369 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On October 21, 2020 Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2021.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2021, the Company would have been required to pay the counterparty approximately $2,237.

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

Description	March 31, 2021	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,209	$2,209

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2021.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2021.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $28 as of March 31, 2021.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2020 is shown in the table below.

Description	December 31, 2020	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,731	$2,731

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $125,040 at March 31, 2021, and $126,570 at December 31, 2020, had an estimated fair value of approximately $136,000 and $151,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at March 31, 2021 of $10,828 and $255, respectively.  At December 31, 2020, customers' advances for construction and note receivable had carrying values of $10,326 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company successfully completed its commitment to exceed the LCR replacement schedule by replacing all the known company-owned lead service lines within four years from the agreement.  Any additional company-owned lead service lines that are discovered will be replaced and included in utility plant but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,222 and $1,204 through March 31, 2021 and December 31, 2020, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,500.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended March 31
	2021	2020
Water utility service:
Residential	$8,145	$8,077
Commercial and industrial	3,310	3,341
Fire protection	806	801
Wastewater utility service:
Residential	471	410
Commercial and industrial	79	76
Billing and revenue collection services	119	15
Collection services	–	14
Other revenue	10	5
Total Revenue from Contracts with Customers	12,940	12,739
Rents from regulated property	141	138
Total Operating Revenue	$13,081	$12,877

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

9.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in rates effective March 1, 2019.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2019.  Since the reset, the Company's earnings have exceeded the regulatory benchmark, preventing the collection of a DSIC.  There were no DSIC revenues for the three months ended March 31, 2021 and 2020.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2021	2020

Service cost	$271	$234
Interest cost	302	364
Expected return on plan assets	(913)	(799)
Amortization of actuarial loss	121	92
Amortization of prior service credit	(3)	(3)
Rate-regulated adjustment	797	687
Net periodic pension expense	$575	$575

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to contribute $2,300 to its pension plans in 2021.  For the three months ended March 31, 2021, contributions of $575 have been made.  The Company expects to contribute the remaining $1,725 during the final three quarters of 2021.

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

No long-term stock-based awards were granted under the LTIP during the three months ended March 31, 2021. No previously issued restricted stock awards vested or were forfeited during the three months ended March 31, 2021.For the three months ended March 31, 2021 and 2020, the statement of income includes $28 and $37 of stock-based compensation, respectively, and related recognized tax benefits of $8 and $11, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $263 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 7.3% and 12.4% for the three months ended March 31, 2021 and 2020, respectively.  The lower effective tax rate for the three months ended March 31, 2021 is primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns nine wells which are capable of providing a safe yield of approximately 597,000 gallons per day to supply water to the customers of its satellite systems in Adams County.  As of March 31, 2021, the Company's average daily availability was 35.6 million gallons, and average daily consumption was approximately 19.7 million gallons.  The Company's service territory had an estimated population of 202,000 as of December 31, 2020.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) was reported.  On March 6, 2020, Governor Tom Wolf signed an emergency disaster declaration for the Commonwealth of Pennsylvania which was extended for an additional ninety days four times, most recently on February 19, 2021.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  Developments in this area continue daily at the local, state, and national levels.  The Company is taking steps, consistent with directions from local, state, and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority.

The Company is an essential, life-sustaining business and has continued normal operations.  The Company continues to monitor guidance from state and local authorities and has made some modifications to its operations in order to comply with Pennsylvania’s guidelines.  This includes implementing enhanced safety procedures in its lobby and when entering customers’ homes and businesses as well as implementing social distancing practices such as halting unnecessary gatherings and travel.  These restrictions are not expected to materially impede the Company’s ability to complete its planned capital expenditures or acquisitions.  The Company has not experienced any supply chain disruptions and continues to maintain relationships with its vendors to identify issues as early as possible.  The Company believes it has sufficient liquidity and access to the capital markets if needed.

As a water and wastewater utility, it is the Company’s mission to provide uninterrupted water and wastewater service.  Due to the effect of COVID-19 on the general public, in compliance with an order from the PPUC, the Company paused shut-off procedures for delinquent customers on March 13, 2020.  In addition, the Company stopped billing late payment charges.  These customers were billed at normal tariff rates for the water they used, and wastewater service provided.  As allowed by the PPUC, the Company resumed normal shut-off procedures and began billing late payment charges for most customers in January 2021.  Remaining PPUC required customer protections specific to the COVID-19 pandemic fully expired on April 1, 2021 with the exception of the requirement to offer extended term payment agreements to certain “protected customers” as defined by PPUC order.  Certain customers are eligible to receive utility assistance made available through federal relief funds through organizations not related to the Company.

The Company may continue to experience changes in demand as the response to this pandemic continues.  The duration and magnitude of these changes is currently unknown and difficult to predict.

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

Results of Operations

Three Months Ended March 31, 2021 Compared
With Three Months Ended March 31, 2020

Net income for the first quarter of 2021 was $3,705, a decrease of $297, or 7.4%, from net income of $4,002 for the same period of 2020.  The primary contributing factors to the decrease were a prior year gain on life insurance, not repeated this year, and higher expenses, which were partially offset by lower income taxes and higher operating revenues.

Operating revenues for the first quarter of 2021 increased $204, or 1.6%, from $12,877 for the three months ended March 31, 2020 to $13,081 for the corresponding 2021 period.  The increase was primarily due to growth in the customer base.  The average number of water customers served in 2021 increased as compared to 2020 by 824 customers, from 68,585 to 69,409 customers.  The average number of wastewater customers served in 2021 increased as compared to 2020 by 345 customers, from 2,950 to 3,295 customers, due to acquisitions during 2020.  Total per capita consumption for the first quarter of 2021 was approximately 0.1% lower than the same period of last year, but residential demand increased.  Additional billing and revenue collection services also added to revenues.  For the remainder of the year, the Company expects revenues to show a modest increase due to higher summer demand and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for the first quarter of 2021 increased $466, or 6.4%, from $7,261 for the first quarter of 2020 to $7,727 for the corresponding 2021 period.  The increase was primarily due to higher expenses of approximately $150 for depreciation, $95 for wastewater treatment, $79 for water treatment and distribution system maintenance, and $67 for insurance.  Other expenses increased by a net of $114.  The increased expenses were partially offset by reduced expenses of $39 for purchased power.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for the first quarter of 2021 increased $19, or 1.6%, from $1,195 for the first quarter of 2020 to $1,214 for the corresponding 2021 period.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the lines of credit was $6,821 for the first quarter of 2021 and $8,459 for the first quarter of 2020.  The weighted average interest rate on the lines of credit was 1.30% for the quarter ended March 31, 2021 and 2.84% for the quarter ended March 31, 2020.  Interest expense for the remainder of the year is expected to slightly higher due to continued borrowings under the line of credit.

Allowance for funds used during construction increased $161, from $101 in the first quarter of 2020 to $262 in the corresponding 2021 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

A non-recurring gain on life insurance of $515 was recorded in the first quarter of 2020 as a result of a death benefit from a life insurance policy.  No similar gains are anticipated at this time.

Other income (expenses), net for the first quarter of 2021 reflects decreased expenses of $24 as compared to the same period of 2020.  Higher earnings on life insurance policies were the primary reason for the decrease.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2021 decreased $277, or 48.7%, compared to the same period of 2020 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was 7.3% for the first quarter of 2021 and 12.4% for the first quarter of 2020.  The Company's effective tax rate for the remainder of 2021 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to file a rate increase request in 2021.

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

On April 22, 2021, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets jointly owned by Letterkenny Industrial Development Authority and Franklin County General Authority in Letterkenny and Greene Townships, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2021 at which time the Company will add approximately 90 water and wastewater customers.

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

Capital Expenditures

For the three months ended March 31, 2021, the Company invested $7,431 in construction expenditures for routine items as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2021 of approximately $26,100 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, an elevated water tank, an upgrade to the enterprise software system, completion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through cash, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2021.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2021.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of March 31, 2021, the Company borrowed $5,170 on its line of credit and had a cash balance of $55.  The cash and the cash management facility connected to the line of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions, and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  For the three months ended March 31, 2021, a strengthening in the timeliness of payments, compared to the three months ended December 31, 2020, resulted in a decrease in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2021, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer turn-offs and collections and determined its allowance for doubtful accounts should remain elevated compared to historical norms.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2021, the Company generated $6,597 internally from operations as compared to the $4,742 it generated during the first three months of 2020, primarily due to higher net income when adjusted for the non-cash gain on life insurance in 2020 and a decrease in accounts receivable – customers due to a strengthening in the timeliness of payments.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of March 31, 2021, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor which matures September 2022.  The Company had $5,170 in outstanding borrowings under its line of credit as of March 31, 2021.  The interest rate on the line of credit borrowings as of March 31, 2021 was 1.30%.  The Company expects to extend the maturity for this line of credit into 2023 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with an increase in the total amount available and a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2021.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 46.3% as of March 31, 2021, compared with 46.9% as of December 31, 2020.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

The variable rate line of credit and the interest rate swap of the Company use the LIBOR as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates.  For most LIBOR rates, the cessation date is expected to be June 30, 2023.  The Company’s line of credit agreement explicitly states that another index may be used if LIBOR is discontinued or otherwise unavailable.  The Company believes that it is implicit in its other agreements that a successor rate to LIBOR may be used.  The Company is not yet aware what successor rate will be used and therefore cannot estimate the impact to the Company’s financial position, results of operations and cash flows, but it could include an increase in the cost of the variable rate indebtedness.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2021.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.7% as of March 31, 2021, compared with 53.1% as of December 31, 2020.  The volume of share repurchases and higher debt from capital expenditures, among other things, could reduce this percentage in the future.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

Credit Rating
On October 21, 2020, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

Physical and Cyber Security

The Company maintains security measures at its facilities, and collaborates with federal, state, and local authorities and industry trade associations regarding information on possible threats and security measures for water and wastewater utility operations.  The costs incurred are expected to be recoverable in water and wastewater rates and are not expected to have a material impact on its business, financial condition, or results of operations.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test.  Under the agreement, the Company successfully completed its commitment to exceed the LCR replacement schedule by replacing all the known company-owned lead service lines within four years from the agreement.  Any additional company-owned lead service lines that are discovered will be replaced and included in utility plant but are not expected to have a material impact on the financial position of the Company.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,222 and $1,204 through March 31, 2021 and December 31, 2020, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,500.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2021.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: May 4, 2021	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: May 4, 2021	Matthew E. Poff Principal Financial and Accounting Officer