Form 10-Q
period 2021-06-30
YORK WATER CO
filed 2021-08-05
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	13,093,427 Shares outstanding as of August 5, 2021

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2021	Dec. 31, 2020
ASSETS
UTILITY PLANT, at original cost	$457,196	$438,670
Plant acquisition adjustments	(3,673)	(3,707)
Accumulated depreciation	(94,377)	(91,340)
Net utility plant	359,146	343,623

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $471 in 2021and $458 in 2020	729	742

CURRENT ASSETS:
Cash and cash equivalents	6	2
Restricted cash	–	5,000
Accounts receivable, net of reserves of $792 in 2021 and $655 in 2020	4,206	5,184
Unbilled revenues	3,179	2,847
Recoverable income taxes	653	721
Materials and supplies inventories, at cost	1,033	1,010
Prepaid expenses	1,808	1,526
Total current assets	10,885	16,290

OTHER LONG-TERM ASSETS:
Prepaid pension cost	3,802	2,209
Note receivable	255	255
Deferred regulatory assets	41,996	39,893
Other assets	4,163	3,945
Total other long-term assets	50,216	46,302

Total Assets	$420,976	$406,957

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2021	Dec. 31, 2020
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,090,055 shares in 2021 and 13,060,817 shares in 2020	$87,100	$85,935
Retained earnings	60,606	57,317
Total common stockholders' equity	147,706	143,252

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	126,996	123,573

COMMITMENTS	–	–

CURRENT LIABILITIES:
Accounts payable	8,359	6,540
Dividends payable	2,193	2,192
Accrued compensation and benefits	1,469	1,417
Accrued interest	958	959
Deferred regulatory liabilities	581	525
Other accrued expenses	358	360
Total current liabilities	13,918	11,993

DEFERRED CREDITS:
Customers' advances for construction	10,907	10,326
Deferred income taxes	45,787	43,538
Deferred employee benefits	4,821	4,793
Deferred regulatory liabilities	27,059	25,444
Other deferred credits	2,328	2,731
Total deferred credits	90,902	86,832

Contributions in aid of construction	41,454	41,307

Total Stockholders' Equity and Liabilities	$420,976	$406,957

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

OPERATING REVENUES	$13,801	$13,320	$26,882	$26,197

OPERATING EXPENSES:
Operation and maintenance	2,949	2,618	5,755	5,281
Administrative and general	2,441	2,072	4,852	4,316
Depreciation and amortization	2,198	2,043	4,372	4,067
Taxes other than income taxes	311	294	647	624
	7,899	7,027	15,626	14,288

Operating income	5,902	6,293	11,256	11,909

OTHER INCOME (EXPENSES):
Interest on debt	(1,222)	(1,156)	(2,436)	(2,351)
Allowance for funds used during construction	311	114	573	215
Other pension costs	(303)	(340)	(607)	(681)
Gain on life insurance	–	–	–	515
Other income (expenses), net	(44)	(121)	(145)	(246)
	(1,258)	(1,503)	(2,615)	(2,548)

Income before income taxes	4,644	4,790	8,641	9,361

Income taxes	160	608	452	1,177

Net Income	$4,484	$4,182	$8,189	$8,184

Basic Earnings Per Share	$0.35	$0.32	$0.63	$0.63

Diluted Earnings Per Share	$0.35	$0.32	$0.63	$0.63

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2021	13,071,733	$86,436	$58,574	$145,010
Net income	–	–	4,484	4,484
Cash dividends declared, $0.1874 per share	–	–	(2,452)	(2,452)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	12,152	571	–	571
Stock-based compensation	6,170	93	–	93
Balance, June 30, 2021	13,090,055	$87,100	$60,606	$147,706

Balance, December 31, 2020	13,060,817	$85,935	$57,317	$143,252
Net income	–	–	8,189	8,189
Cash dividends declared, $0.3748 per share	–	–	(4,900)	(4,900)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	23,068	1,044	–	1,044
Stock-based compensation	6,170	121	–	121
Balance, June 30, 2021	13,090,055	$87,100	$60,606	$147,706

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2020	13,024,187	$84,424	$51,865	$136,289
Net income	–	–	4,182	4,182
Cash dividends declared, $0.1802 per share	–	–	(2,347)	(2,347)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	9,812	433	–	433
Stock-based compensation	–	15	–	15
Balance, June 30, 2020	13,033,999	$84,872	$53,700	$138,572

Balance, December 31, 2019	13,014,898	$83,976	$50,209	$134,185
Net income	–	–	8,184	8,184
Cash dividends declared, $0.3604 per share	–	–	(4,693)	(4,693)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	19,101	844	–	844
Stock-based compensation	–	52	–	52
Balance, June 30, 2020	13,033,999	$84,872	$53,700	$138,572

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,189	$8,184
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on life insurance	–	(515)
Depreciation and amortization	4,372	4,067
Stock-based compensation	121	52
Decrease in deferred income taxes	(72)	(69)
Other	38	206
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	443	(1,176)
Decrease in recoverable income taxes	68	547
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(4,471)	(3,772)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	3,415	1,522
Increase (decrease) in accrued interest	(1)	701
Net cash provided by operating activities	12,102	9,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $320 in 2021 and $120 in 2020	(16,043)	(8,986)
Cash received from surrender of life insurance policies	–	672
Net cash used in investing activities	(16,043)	(8,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	1,204	1,885
Repayments of customer advances	(476)	(105)
Proceeds of long-term debt issues	23,910	14,759
Repayments of long-term debt	(20,575)	(12,805)
Changes in cash overdraft position	(1,263)	(1,331)
Issuance of common stock	1,044	844
Dividends paid	(4,899)	(4,680)
Net cash used in financing activities	(1,055)	(1,433)

Net change in cash, cash equivalent, and restricted cash	(4,996)	–
Cash, cash equivalents, and restricted cash at beginning of period	5,002	2
Cash and cash equivalents at end of period	$6	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,016	$2,170
Income taxes	217	–

Supplemental disclosure of non-cash investing and financing activities: Accounts payable includes $5,166 in 2021 and $2,854 in 2020 for the construction of utility plant.

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, the Company is uncertain of the ultimate impact it could have on the business.

2.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Jun. 30, 2021	As of Dec. 31, 2020	Change

Accounts receivable – customers	$4,782	$5,633	$(851)
Other receivables	216	206	10
	4,998	5,839	(841)
Less: allowance for doubtful accounts	(792)	(655)	(137)
Accounts receivable, net	$4,206	$5,184	$(978)

Unbilled revenue	$3,179	$2,847	$332

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

3.  Common Stock and Earnings Per Share

Net income of $4,484 and $4,182 for the three months ended June 30, 2021 and 2020, respectively, and $8,189 and $8,184 for the six months ended June 30, 2021 and 2020, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Weighted average common shares, basic	13,068,806	13,022,088	13,062,374	13,015,842
Effect of dilutive securities:
Employee stock-based compensation	1,435	882	1,088	579
Weighted average common shares, diluted	13,070,241	13,022,970	13,063,462	13,016,421

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or six months ended June 30, 2021 and 2020.  As of June 30, 2021, 618,004 shares remain authorized for repurchase.

4.  Debt

For the six months ended June 30, 2021, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, which is summarized in the table below.

	As of Jun. 30, 2021	As of Dec. 31, 2020

8.43% Senior Notes, Series D, due 2022	$7,500	$7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
Committed Line of Credit, due September 2023	10,035	6,700
Total long-term debt	129,905	126,570
Less discount on issuance of long-term debt	(175)	(181)
Less unamortized debt issuance costs	(2,734)	(2,816)
Long-term portion	$126,996	$123,573

Subsequent to June 30, 2021, the Company renewed its committed line of credit and extended the maturity date to September 2023.

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company’s net payment rate on the swap was 3.09% and 2.91% for the three months ended June 30, 2021 and 2020, respectively, and 3.02% and 2.59% for the six months ended June 30, 2021 and 2020, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $93 and $87 for the three months ended June 30, 2021 and 2020, respectively, and $184 and $156 for the six months ended June 30, 2021 and 2020, respectively. The overall swap result was a (gain) loss of $212 and $189 for the three months ended June 30, 2021 and 2020, respectively, and $(219) and $901 for the six months ended June 30, 2021 and 2020, respectively. The Company expects to reclassify $369 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On October 21, 2020, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2021.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2021, the Company would have been required to pay the counterparty approximately $2,368.

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

Description	June 30, 2021	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,328	$2,328

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2021.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2021.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $40 as of June 30, 2021.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2020 is shown in the table below.

Description	December 31, 2020	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,731	$2,731

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $129,905 at June 30, 2021, and $126,570 at December 31, 2020, had an estimated fair value of approximately $147,000 and $151,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at June 30, 2021 of $10,907 and $255, respectively.  At December 31, 2020, customers' advances for construction and note receivable had carrying values of $10,326 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

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

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,258 and $1,204 through June 30, 2021 and December 31, 2020, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,500.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Water utility service
Residential	$8,543	$8,664	$16,688	$16,741
Commercial and industrial	3,629	3,216	6,939	6,557
Fire protection	795	783	1,601	1,584
Wastewater utility service
Residential	474	425	945	835
Commercial and industrial	79	75	158	151
Billing and revenue collection services	120	14	239	29
Collection services	11	–	11	14
Other revenue	10	5	20	10
Total Revenue from Contracts with Customers	13,661	13,182	26,601	25,921
Rents from regulated property	140	138	281	276
Total Operating Revenue	$13,801	$13,320	$26,882	$26,197

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  During its most recent quarterly reporting period, the Company's earnings were below the regulatory benchmark and the Company began recognizing DSIC in June 2021 for bills rendered after July 1, 2021 that included June consumption.  The DSIC provided revenues of $25 for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Service cost	$272	$235	$543	$469
Interest cost	302	364	604	728
Expected return on plan assets	(913)	(800)	(1,826)	(1,599)
Amortization of actuarial loss	121	93	242	185
Amortization of prior service cost	(3)	(3)	(6)	(6)
Rate-regulated adjustment	796	686	1,593	1,373
Net periodic pension expense	$575	$575	$1,150	$1,150

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to contribute $2,300 to its pension plans in 2021.  For the six months ended June 30, 2021, contributions of $1,150 have been made.  The Company expects to contribute the remaining $1,150 during the final two quarters of 2021.

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

On May 3, 2021, the Board awarded stock to non-employee directors effective May 3, 2021.  This stock award vested immediately.  On May 3, 2021, the Compensation Committee awarded restricted stock to officers and key employees effective May 3, 2021.  This restricted stock award vests ratably over three years beginning May 3, 2021.

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

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2021.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	6,682	$39.30
Granted	6,170	$51.40
Vested	(2,820)	$39.94
Forfeited	–	–
Nonvested at end of the period	10,032	$46.56

For the three months ended June 30, 2021 and 2020, the statement of income includes $93 and $15 of stock-based compensation, respectively, and related recognized tax benefits of $27 and $4, respectively. For the six months ended June 30, 2021 and 2020, the statement of income includes $121 and $52 of stock-based compensation, respectively, and related recognized tax benefits of $35 and $15, respectively. The total fair value of the shares vested in the six months ended June 30, 2021 was $113. Total stock-based compensation related to nonvested awards not yet recognized is $467 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 3.4% and 12.7% for the three months ended June 30, 2021 and 2020, respectively, and 5.2% and 12.6% for the six months ended June 30, 2021 and 2020, respectively.  The lower effective tax rate is primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns nine wells which are capable of providing a safe yield of approximately 597,000 gallons per day to supply water to the customers of its satellite systems in Adams County.  As of June 30, 2021, the Company's average daily availability was 35.6 million gallons, and average daily consumption was approximately 20.2 million gallons.  The Company's service territory had an estimated population of 202,000 as of December 31, 2020.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) was reported.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  On March 6, 2020, Governor Tom Wolf signed an emergency disaster declaration for the Commonwealth of Pennsylvania which was extended for an additional ninety days five times, most recently on May 19, 2021.  This emergency declaration was ended on June 16, 2021, by joint resolution of the Pennsylvania legislature.  However, developments in this area continue at the local, state, and national levels and the Company continues to stay abreast of these developments.  The Company has taken steps, consistent with directions from local, state, and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority.

The Company is an essential, life-sustaining business and has continued normal operations.  The Company continues to monitor guidance from state and local authorities and, although most restrictions have been lifted, has made some modifications to its operations in order to comply with Pennsylvania’s guidelines.  This includes implementing enhanced safety procedures in its lobby and other measures such as holding virtual meetings and maintaining social distancing practices, when appropriate.  These restrictions are not expected to materially impede the Company’s ability to complete its planned capital expenditures or acquisitions.  The Company has not experienced any material supply chain disruptions.  The Company has been informed of longer lead times for some items, although this does not impact critical operating supplies or repair parts.  The Company continues to maintain relationships with its vendors to identify issues in a timely manner while also seeking out additional vendor relationships to diversify its supply chain.  The Company has addressed the longer lead times by placing orders proactively with its vendors to align with current lead times.  If the delays increase materially, the Company may re-prioritize some of its capital projects or experience higher operating expenses or capital costs.  The Company believes it has sufficient liquidity and access to the capital markets if needed.

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

The Company has begun to see demand by customer class revert back to close to pre-pandemic levels.  However, the Company may continue to experience changes in demand as the response to this pandemic continues.  The duration and magnitude of these changes is currently unknown and difficult to predict.

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

Results of Operations

Three Months Ended June 30, 2021 Compared
With Three Months Ended June 30, 2020

Net income for the second quarter of 2021 was $4,484, an increase of $302, or 7.2%, from net income of $4,182 for the same period of 2020.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher expenses.

Operating revenues for the second quarter of 2021 increased $481, or 3.6%, from $13,320 for the three months ended June 30, 2020 to $13,801 for the corresponding 2021 period.  The increase was primarily due to growth in the customer base.  The average number of water customers served in 2021 increased as compared to 2020 by 742 customers, from 68,790 to 69,532 customers.  The average number of wastewater customers served in 2021 increased as compared to 2020 by 293 customers, from 3,028 to 3,321 customers, due to acquisitions during 2020.  Total per capita consumption for the second quarter of 2021 was approximately 5.5% higher than the same period of last year, but residential demand decreased.  Additional billing and revenue collection services also added to revenues.

Operating expenses for the second quarter of 2021 increased $872, or 12.4%, from $7,027 for the second quarter of 2020 to $7,899 for the corresponding 2021 period.  The increase was primarily due to higher expenses of approximately $190 for wastewater treatment, $167 for insurance, $155 for depreciation, $138 for water treatment and distribution system maintenance, $130 for wages, and $32 for outside services.  Other expenses increased by a net of $105.  The increased expenses were partially offset by reduced expenses of $45 for purchased power.

Interest on debt for the second quarter of 2021 increased $66, or 5.7%, from $1,156 for the second quarter of 2020 to $1,222 for the corresponding 2021 period.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the lines of credit was $8,416 for the second quarter of 2021 and $9,149 for the second quarter of 2020.  The weighted average interest rate on the lines of credit was 1.30% for the quarter ended June 30, 2021 and 1.73% for the quarter ended June 30, 2020.

Allowance for funds used during construction increased $197, from $114 in the second quarter of 2020 to $311 in the corresponding 2021 period due to a higher volume of eligible construction.

Other income (expenses), net for the second quarter of 2021 reflects decreased expenses of $77 as compared to the same period of 2020.  Higher earnings on life insurance policies of approximately $36 and lower charitable contributions of $32 were the primary reasons for the decrease.  Other expenses decreased by a net of $9.

Income taxes for the second quarter of 2021 decreased $448, or 73.7%, compared to the same period of 2020 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was 3.4% for the second quarter of 2021 and 12.7% for the second quarter of 2020.

Six Months Ended June 30, 2021 Compared
With Six Months Ended June 30, 2020

Net income for the first six months of 2021 was $8,189, an increase of $5, or 0.1%, from net income of $8,184 for the same period of 2020.  The primary contributing factors to the increase were lower income taxes and higher operating revenues which were partially offset by higher expenses and a prior year gain on life insurance, not repeated this year.

Operating revenues for the first six months of 2021 increased $685, or 2.6%, from $26,197 for the six months ended June 30, 2020 to $26,882 for the corresponding 2021 period.  The increase was primarily due to growth in the customer base.  The average number of water customers served in 2021 increased as compared to 2020 by 782 customers, from 68,688 to 69,470 customers.  The average number of wastewater customers served in 2021 increased as compared to 2020 by 319 customers, from 2,989 to 3,308 customers, due to acquisitions during 2020.  Total per capita consumption for the first six months of 2021 was approximately 2.7% higher than the same period of last year, but residential demand decreased.  Additional billing and revenue collection services also added to revenues.  For the remainder of the year, the Company expects revenues to show a modest increase due to the distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC allows the Company to add a charge to customers’ water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  An increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory are also expected to add to revenues.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for the first six months of 2021 increased $1,338, or 9.4%, from $14,288 for the first six months of 2020 to $15,626 for the corresponding 2021 period.  The increase was primarily due to higher expenses of approximately $305 for depreciation, $285 for wastewater treatment, $234 for insurance, $217 for water treatment and distribution system maintenance, $154 for wages, $51 for billing and revenue collection services, and $49 for outside services.  Other expenses increased by a net of $127.  The increased expenses were partially offset by reduced expenses of $84 for purchased power.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for the first six months of 2021 increased $85, or 3.6%, from $2,351 for the first six months of 2020 to $2,436 for the corresponding 2021 period.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the lines of credit was $7,623 for the first six months of 2021 and $8,804 for the first six months of 2020.  The weighted average interest rate on the lines of credit was 1.30% for the six months ended June 30, 2021 and 2.28% for the six months ended June 30, 2020.  Interest expense for the remainder of the year is expected to be slightly higher due to continued borrowings under the line of credit.

Allowance for funds used during construction increased $358, from $215 in the first six months of 2020 to $573 in the corresponding 2021 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

A non-recurring gain on life insurance of $515 was recorded in the first six months of 2020 as a result of a death benefit from a life insurance policy.  No similar gains are anticipated at this time.

Other income (expenses), net for the first six months of 2021 reflects decreased expenses of $101 as compared to the same period of 2020.  Higher earnings on life insurance policies of approximately $60 and lower charitable contributions of $35 were the primary reasons for the decrease.  Other expenses decreased by a net of $6.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first six months of 2021 decreased $725, or 61.6%, compared to the same period of 2020 primarily due to higher deductions from the IRS TPR.  The Company’s effective tax rate was 5.2% for the first six months of 2021 and 12.6% for the first six months of 2020.  The Company's effective tax rate for the remainder of 2021 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

Effective July 1, 2021, the Company's tariff included a distribution system improvement charge on revenues of 1.67%.  A partial month of this surcharge is included in results of operations for the three and six months ended June 30, 2021 for bills rendered after July 1, 2021 that included June consumption.

The Company does not expect to file a rate increase request in 2021.

Acquisitions and Growth

On April 22, 2021, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets jointly owned by Letterkenny Industrial Development Authority and Franklin County General Authority in Letterkenny and Greene Townships, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2022 at which time the Company will add approximately 90 water and wastewater customers.

On May 27, 2020, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets of Country View Manor Community, LLC in Washington Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2022 at which time the Company will add approximately 50 water and wastewater customers.

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

On October 8, 2013, the Company signed an agreement to purchase the wastewater collection and treatment assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  On July 1, 2020, the Company signed an agreement to purchase the Albright Trailer Park water assets and wastewater collection assets of R.T. Barclay, Inc. in Springfield Township, York County, Pennsylvania.  Completion of the acquisitions is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2022, at which time the Company will add approximately 90 combined wastewater customers and approximately 60 water customers through an interconnection with its current water distribution system.  The wastewater customers of the Albright Trailer Park are currently served by SYC WWTP, L.P. and the water customers are currently served by the Company, each through a single customer connection to the park.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any further declines in per capita water consumption and to grow its business.

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2022 at which time the Company will begin construction of a water main extension to a single point of interconnection and either supply a minimum agreed upon amount of water to the authority, receive a payment in lieu of water, or provide water during an emergency, at current tariff rates.

Capital Expenditures

For the six months ended June 30, 2021, the Company invested $16,043 in construction expenditures for routine items and an upgrade to the enterprise software system as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2021 of approximately $16,500 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, an elevated water tank, completion of a wastewater treatment plant, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through cash, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2021.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to meet its anticipated capital needs in the remainder of 2021.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of June 30, 2021, the Company borrowed $10,035 on its line of credit and had a cash balance of $6.  The cash and the cash management facility connected to the line of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, acquisitions, and potential buybacks of stock for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  For the three months ended June 30, 2021, a strengthening in the timeliness of payments, compared to the end of 2020, resulted in a decrease in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2021, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer turn-offs and collections and determined its allowance for doubtful accounts should remain elevated compared to historical norms.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2021, the Company generated $12,102 internally from operations as compared to the $9,747 it generated during the first six months of 2020, primarily due to higher net income when adjusted for the non-cash gain on life insurance in 2020 and a decrease in accounts receivable – customers due to a strengthening in the timeliness of payments.

Credit Lines
Historically, the Company has borrowed $15,000 to $20,000 under its lines of credit before refinancing with long-term debt or equity capital.  As of June 30, 2021, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  The Company had $10,035 in outstanding borrowings under its line of credit as of June 30, 2021.  The interest rate on the line of credit borrowings as of June 30, 2021 was 1.30%.  Subsequent to June 30, 2021, the Company renewed its committed line of credit and extended the maturity date to September 2023.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with an increase in the total amount available and a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current lines of credit to meet anticipated financing needs throughout 2021 and 2022.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 46.8% as of June 30, 2021, compared with 46.9% as of December 31, 2020.  The Company expects to allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  Due to its ability to generate more cash internally, the Company has been able to keep its ratio below fifty percent.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2021.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.2% as of June 30, 2021, compared with 53.1% as of December 31, 2020.  The volume of share repurchases and higher debt from capital expenditures, among other things, could reduce this percentage in the future.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

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

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,258 and $1,204 through June 30, 2021 and December 31, 2020, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,500.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2021.

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

3.1	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: August 5, 2021	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: August 5, 2021	Matthew E. Poff Principal Financial and Accounting Officer