Form 10-K
period 2021-12-31
YORK WATER CO
filed 2022-03-08
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-34245
THE YORK WATER COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1242500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 East Market Street, York, Pennsylvania	17401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (717) 845-3601

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No par value	YORW	The Nasdaq Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes		⌧ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes		⌧ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧ Yes		☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

⌧ Yes		☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2021 was $592,979,491.

As of March 8, 2022, there were 13,115,237 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2022 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and five wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 51 municipalities within three counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns nine wells which are capable of providing a safe yield of approximately 597,000 gallons per day to supply water to the customers of its satellite systems in Adams County.  As of December 31, 2021, the Company's average daily availability was 39.6 million gallons, and average daily consumption was approximately 20.1 million gallons.  The Company's service territory had an estimated population of 204,000 as of December 31, 2021.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company’s impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company’s dams.  The DEP most recently inspected the Company’s dams in 2021.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management has met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements.  Recently, the DEP expressed concern regarding the stability of the Lake Williams spillway in light of current design standards.  The Company is currently completing the final design and the permitting process to armor and replace the spillway of the Lake Williams dam.  The Company finalized its plans in 2021 and will begin construction in 2022 at a total cost of approximately $32 million.  The Lake Redman dam will be reviewed following the completion of the work on the Lake Williams dam.

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

The growth in the number of customers of the Company is due primarily to the acquisition of water and wastewater systems and organic growth. During the year ended December 31, 2021, the Company increased its number of customers from 72,681 to 73,144.  See “Management’s Discussion and Analysis – Acquisitions and Growth” for a discussion of the Company’s recent acquisitions.

The Company continues to grow its water distribution and wastewater collection systems to provide reliable service to its expanding franchised service territory and the increasing population within that territory.  During the year ended December 31, 2021, the Company installed an additional 62,375 feet of water distribution mains and acquired an additional 171,587 feet of wastewater collection mains resulting in 999 miles of water mains and 73 miles of wastewater mains as of December 31, 2021.

The Company’s growth in revenues is primarily a result of customer growth and increases in water and wastewater rates.  During the year ended December 31, 2021, the Company recognized revenue of $55,119, an increase of $1,267, or 2.4%, as compared to $53,852 during the year ended December 31, 2020.  In 2021, operating revenue was derived from the following sources and in the following percentages: residential, 65%; commercial and industrial, 27%; and other, 8%, which is primarily from the provision for fire service but includes other water and wastewater service-related income.  See “Management’s Discussion and Analysis – Rate Matters” for a discussion of the Company’s rate case management.

Information about Our Executive Officers

The Company presently has 110 employees, all of which are full time employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2022 Proxy Statement incorporated herein by reference.

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

As of December 31, 2021, the Company's present average daily availability was 39.6 million gallons, and daily consumption was approximately 20.1 million gallons.

Pumping Stations

The Company's main pumping station is located in Spring Garden Township on the south branch of the Codorus Creek about four miles downstream from the Company's lower impounding dam.  The pumping station houses pumping equipment with a combined permitted capacity of 42.0 MGD.  A large diesel backup generator is installed to provide power to the pumps in the event of an emergency.  The untreated water is pumped approximately two miles to the filtration plant through pipes owned by the Company.

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River several miles south of Wrightsville, PA.  The pumping station houses pumping equipment with a combined permitted capacity of 12.0 MGD.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30 inch and 36 inch ductile iron main to the Company’s upper impounding dam, located at Lake Redman.

The Lake Redman Pumping Station is located in York Township adjacent to Lake Redman.  The pumping station is designed to provide a redundant source with permitted capacity to pump 20.0 MGD of untreated water through a company-owned 36 inch force main approximately 3.5 miles to the filtration plant, meeting the Company’s daily consumption needs.

Treatment Facilities

The Company's water filtration plant is located in Spring Garden Township about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a rated capacity of 39.0 MGD, with a maximum supply of 42.0 MGD for short periods if necessary.  Based on an average daily consumption in 2021 of approximately 20.1 million gallons, the Company believes the pumping and filtering facilities are adequate to meet present and anticipated demands.

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

The Company has five wastewater treatment facilities located in three counties within south-central Pennsylvania.  The wastewater treatment plants are small, packaged, extended aeration activated sludge facilities with a combined permitted flow capacity of 322,000 gallons.  With a projected maximum daily demand of 123,000 gallons, the plants’ flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The distribution system of the Company has approximately 999 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution system includes 33 booster stations and 35 standpipes and reservoirs capable of storing approximately 58.9 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The eight wastewater collection systems of the Company have a combined approximate 346,000 feet of gravity collection mains and 38,000 feet of pressure force mains along with 13 redundant sewage pumping stations.

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

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2021 numbered approximately 1,933.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2021.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also owns and operates three wastewater collection systems and five wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly rainfall, economic, and market conditions can have an adverse effect on revenues.  The Company experienced increased revenues in 2021 compared to 2020 primarily due to an increase in the number of customers and revenues from the distribution system improvement charge, or DSIC.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2021, operating revenue was derived from the following sources and in the following percentages: residential, 65%; commercial and industrial, 27%; and other, 8%, which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

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

The Company has entered into agreements with municipalities to provide sewer billing and collection services.  The Company also has a service line protection program on a targeted basis.  The Company continues to review and consider opportunities to expand both initiatives to further diversify the business.

In addition to increasing revenue, the Company consistently focuses on minimizing costs without sacrificing water quality or customer service.  Paperless billing, expanding online services, negotiation of favorable electric, banking, and other costs, as well as taking advantage of the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, and the Internal Revenue Service, or IRS, tangible property regulations, or TPR, are examples of the Company’s recent efforts to minimize costs.

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) was reported and was later characterized by the World Health Organization as a pandemic.  On March 6, 2020, Governor Tom Wolf signed an emergency disaster declaration for the Commonwealth of Pennsylvania which was extended for an additional ninety days five times, most recently on May 19, 2021.  This emergency declaration was ended on June 16, 2021, by joint resolution of the Pennsylvania legislature.  However, developments in this area continue at the local, state, and national levels and the Company continues to stay abreast of these developments.  The Company has taken steps, consistent with directions from local, state, and federal authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority.

The Company is an essential, life-sustaining business and has continued normal operations.  The Company continues to monitor guidance from state and local authorities and, although most restrictions have been lifted, has made some modifications to its operations in order to comply with Pennsylvania’s guidelines.  This includes implementing enhanced safety procedures in its lobby and other measures such as holding virtual meetings and maintaining social distancing practices, when appropriate.  These restrictions are not expected to materially impede the Company’s ability to complete its planned capital expenditures or acquisitions.  The Company has not experienced any material supply chain disruptions.  The Company has been informed of longer lead times for some items, although this has not impacted daily operating supplies.  The Company maintains an adequate inventory of critical repair parts which are available as needed.  The Company continues to maintain relationships with its vendors to identify issues in a timely manner while also seeking out additional vendor relationships to diversify its supply chain.  The Company has addressed the longer lead times by placing orders proactively with its vendors to align with current lead times.  If the delays increase materially or if certain materials and supplies become unavailable, the Company may re-prioritize some of its capital projects or experience higher operating expenses or capital costs.  The Company believes it has sufficient liquidity and access to the capital markets if needed.

As a water and wastewater utility, it is the Company’s mission to provide uninterrupted water and wastewater service.  Due to the effect of COVID-19 on the general public, in compliance with an order from the PPUC, the Company paused shut-off procedures for delinquent customers on March 13, 2020.  In addition, the Company stopped billing late payment charges.  These customers were billed at normal tariff rates for the water they used, and wastewater service provided.  As allowed by the PPUC, the Company resumed normal shut-off procedures and began billing late payment charges for most customers in January 2021.  Most remaining PPUC required customer protections specific to the COVID-19 pandemic fully expired on April 1, 2021 with the exception of the requirement to offer extended term payment agreements to certain “protected customers” as defined by PPUC order, which expired on September 30, 2021.  Certain customers are eligible to receive utility assistance made available through federal relief funds through organizations not related to the Company.

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

The Company’s performance in 2021 was strong under the above measures.  Operating revenues increased in 2021 compared to 2020 primarily due to an increase in the number of customers and revenues from the DSIC.  The increase in operating expenses was higher than the increase in operating revenues, but other net expenses decreased primarily due to increased allowance for funds used during construction which offset a prior year non-recurring gain on life insurance, and the Company incurred lower income taxes primarily due to a higher deduction for the tax benefit under the IRS TPR.  The overall effect was an increase in net income in 2021 over 2020 of 2.3% and a return on year end common equity of 11.1%, comparable with the 2020 result of 11.6% and the five-year historical average of 10.8%.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 27.6%.  In 2021, the ratio was higher than the average at 30.8% due primarily to lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2021 Compared with 2020

Net income for 2021 was $16,984, an increase of $386, or 2.3%, from net income of $16,598 for 2020.  The primary contributing factors to the increase were higher operating revenues and lower income taxes, which were partially offset by higher expenses and a prior year gain on life insurance, not repeated this year.

Operating revenues for 2021 increased $1,267, or 2.4%, from $53,852 for 2020 to $55,119 for 2021.  The increase was primarily due to growth in the customer base and revenues from the DSIC of $627.  The average number of water customers served in 2021 increased as compared to 2020 by 703 customers, from 68,919 to 69,622 customers.  The average number of wastewater customers served in 2021 increased as compared to 2020 by 246 customers, from 3,079 to 3,325 customers, due to acquisitions during 2020.  Total per capita consumption for 2021 was approximately 1.2% higher than the same period of last year, but residential demand decreased.  Additional billing and revenue collection services also added to revenues.  In 2022, the Company expects revenues to show a modest increase due to the revenues from the DSIC.  An increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory are also expected to add to revenues.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for 2021 increased $2,302, or 7.8%, from $29,421 for 2020 to $31,723 for 2021.  The increase was primarily due to higher expenses of approximately $682 for depreciation, $543 for insurance, $526 for wastewater treatment, $402 for wages, and $241 for water treatment and distribution system maintenance.  Other expenses increased by a net of $265.  The increased expenses were partially offset by $236 for a lower provision for uncollectible accounts and reduced expenses of $121 for purchased power.  In 2022, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for 2021 increased $219 or 4.7%, from $4,707 for 2020 to $4,926 for 2021.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the lines of credit was $11,487 for 2021 and $7,467 for 2020.  The weighted average interest rate on the lines of credit was 1.30% for 2021 and 1.59% for 2020.  Interest expense for 2022 is expected to be slightly higher due to continued borrowings under the line of credit and expected increases in short term interest rates.  A potential equity offering to pay down the line of credit borrowings may offset the expected increase.

Allowance for funds used during construction increased $691, from $530 in 2020 to $1,221 in 2021 due to a higher volume of eligible construction.  Allowance for funds used during construction in 2022 is expected to increase based on a projected increase in the amount of eligible construction.

A non-recurring gain on life insurance of $515 was recorded in 2020 as a result of a death benefit from a life insurance policy.  No similar gains are anticipated at this time.

Other income (expenses), net for 2021 reflects decreased expenses of $418 as compared to 2020.  Lower retirement expenses of approximately $382 and higher earnings on life insurance policies of approximately $72 were the primary reasons for the decrease.  Other expenses increased by a net of $36.  In 2022, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2021 decreased $898, or 44.5%, compared to 2020 primarily due to higher deductions from the IRS TPR.  The Company’s effective tax rate was 6.2% for 2021 and 10.8% for 2020.  The Company's effective tax rate for 2022 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR.

Rate Matters

See Note 10 to the Company’s financial statements included herein for a discussion of its rate matters.

Effective January 1, 2022, the Company's tariff included a distribution system improvement charge on revenues of 3.19%.

The Company expects to file a rate increase request in 2022.

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

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any potential declines in per capita water consumption and to grow its business.

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

Capital Expenditures

During 2021, the Company invested $34,409 in construction expenditures for routine items, an upgrade to the enterprise software system, and an elevated water tank, as well as various replacements and improvements to infrastructure.  In addition, the Company invested $11,991 in the acquisition of one wastewater system.  The Company replaced approximately 61,000 feet of main in 2021.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans, and customer advances and contributions from developers, municipalities, customers, or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2022 and 2023 of approximately $44,000 and $50,000, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2022 and 2023 expenditures will be for additional main extensions, dam improvements, an elevated water tank, water treatment plant construction, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2022 and 2023 construction and fund the remainder through line of credit borrowings, debt and equity offerings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2022 and 2023.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2022 and 2023, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of December 31, 2021, the Company borrowed $29,320 under its line of credit and incurred a cash overdraft on its cash management account of $1,746, which was recorded in accounts payable.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions.

Restricted Cash
At December 31, 2020, the Company held $5,000 in restricted cash which was the bid deposit for a potential acquisition which became unrestricted in the first quarter of 2021.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2021, a strengthening in the timeliness of payments resulted in a decrease in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2021, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer collections, including the aging of balances in payment agreements, and determined an increase in its allowance for doubtful accounts was warranted.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2021, the Company generated $22,959 internally as compared to $20,235 in 2020.  The increase from 2020 was primarily due to higher net income and lower income taxes paid.

Credit Lines
Historically, the Company has borrowed under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2021, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor which matures September 2023.  The Company had $29,320 in outstanding borrowings under its line of credit as of December 31, 2021.  The interest rate on line of credit borrowings as of December 31, 2021 was 1.30%.  The Company expects to renew this line of credit as it matures under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity, when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet financing needs throughout 2022.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the Company’s financial statements included herein for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 49.4% as of December 31, 2021, compared with 46.9% as of December 31, 2020.  Based on the debt percentage approaching fifty percent, the Company is considering issuing additional equity in 2022.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2021.

The variable rate line of credit and the interest rate swap of the Company use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority (UK FCA), which regulates LIBOR, has previously announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021.  On January 4, 2022, the UK FCA announced that certain dollar-denominated LIBOR settings, including the 1-month setting used by the Company’s variable line of credit and interest rate swap, would be calculated through June 30, 2023. This indicates that the continuation of LIBOR on the current basis is not guaranteed after that date and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified.  The Company’s line of credit agreement explicitly states that another index may be used if LIBOR is discontinued or otherwise unavailable.  The Company believes that it is implicit in its other agreements that a successor rate to LIBOR may be used.  The Company is not yet aware what successor rate will be used and therefore cannot estimate the impact to the Company’s financial position, results of operations and cash flows, but it could include an increase in the cost of the variable rate indebtedness.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property. In November 2021, the Infrastructure Investment and Jobs Act of 2021, or 2021 Infrastructure Act, repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  As a result of the ongoing deduction, the net income tax benefits of $2,361 and $1,720 for the years ended December 31, 2021 and 2020, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future.  The Company was permitted to make this deduction for prior years.  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in its most recent rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 in income taxes during each of the years ended December 31, 2021 and 2020, respectively.

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

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2021.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 50.6% as of December 31, 2021, compared with 53.1% as of December 31, 2020.  The ratio decreased in 2021 due to higher debt primarily from a wastewater system acquisition and increased capital expenditures.  It is the Company’s intent to target a ratio between fifty and fifty-four percent.  Based on the percentage approaching fifty percent, the Company is considering issuing additional equity in 2022.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission, pursuant to which the Company may offer an aggregate remaining amount of up to $50,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Credit Rating
On October 8, 2021, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2022, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,351 and $1,204 through December 31, 2021 and 2020, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,400.  This estimate is subject to adjustment as more facts become available.

Dividends

During 2021, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 58.3% and 42.7%, respectively.  During 2020, the Company's dividend payout ratios relative to net income and net cash provided by operating activities were 57.2% and 46.4%, respectively.  During the fourth quarter of 2021, the Board of Directors increased the dividend by 4.00% from $0.1874 per share to $0.1949 per share per quarter.

The Company’s Board of Directors declared a dividend in the amount of $0.1949 per share at its January 2022 meeting.  The dividend is payable on April 14, 2022 to shareholders of record as of February 28, 2022.  While the Company expects to maintain this dividend amount in 2022, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board of Directors.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2020 and 2021.

The Company adopted a new mortality table in 2019, the Pri-2012, using the white collar table for the administrative and general plan and the blue collar table for the union plan.  In 2021, the Company adopted the MP-2021 mortality improvement scale, which slightly increased the life expectancy of pension plan participants, resulting in a slight increase to the pension benefit obligation, and ultimately, a decrease in the Company’s funded status of the plans.

The Company selected its December 31, 2021 and 2020 discount rates based on the FTSE Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 2.65% at December 31, 2021 and 2.30% at December 31, 2020.

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

The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 6.50% as its expected rate of return in 2020 and 2021.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Income Taxes
The Company estimates the amount of income tax payable or refundable for the current year and the deferred income tax liabilities and assets that results from estimating temporary differences resulting from the treatment of certain items, such as depreciation, for tax and financial statement reporting.  Generally, these differences result in the recognition of a deferred tax asset or liability on the balance sheet and require the Company to make judgments regarding the probability of the ultimate tax impact of the various transactions entered into.  Based on these judgments, it may require tax reserves or valuation allowances on deferred tax assets to reflect the expected realization of future tax benefits.  The Company believes its determination of what qualifies as a repair expense tax deduction versus a capital cost as it relates to the IRS TPR ongoing and catch-up deductions is consistent with the regulations.  The Company also believes it has appropriately applied the provisions of the 2017 Tax Act and the 2021 Infrastructure Act including properly applying the accounting standards related to these acts.  Actual income taxes could vary from these estimates and changes in these estimates could increase income tax expense in the period that these changes in estimates occur.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2021 and 2020, the related statements of income, common stockholders' equity, and cash flows for the years then ended and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

York, Pennsylvania
March 8, 2022

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2021	Dec. 31, 2020
ASSETS
UTILITY PLANT, at original cost	$485,750	$438,670
Plant acquisition adjustments	(3,637)	(3,707)
Accumulated depreciation	(99,204)	(91,340)
Net utility plant	382,909	343,623

OTHER PHYSICAL PROPERTY, net of accumulated depreciation
of $483 in 2021 and $458 in 2020	717	742

CURRENT ASSETS:
Cash and cash equivalents	1	2
Restricted cash	–	5,000
Accounts receivable, net of reserves of $855 in 2021 and $655 in 2020	4,634	5,184
Unbilled revenues	2,784	2,847
Recoverable income taxes	894	721
Materials and supplies inventories, at cost	1,917	1,010
Prepaid expenses	1,032	1,526
Total current assets	11,262	16,290

OTHER LONG-TERM ASSETS:
Prepaid pension cost	14,054	2,209
Note receivable	255	255
Deferred regulatory assets	45,280	39,893
Other assets	4,376	3,945
Total other long-term assets	63,965	46,302

Total Assets	$458,853	$406,957

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2021	Dec. 31, 2020
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,112,948 shares in 2021 and 13,060,817 shares in 2020	$88,230	$85,935
Retained earnings	64,392	57,317
Total common stockholders' equity	152,622	143,252

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	138,869	123,573

COMMITMENTS

CURRENT LIABILITIES:
Current portion of long-term debt	7,500	–
Accounts payable	6,712	6,540
Dividends payable	2,293	2,192
Accrued compensation and benefits	1,575	1,417
Accrued interest	959	959
Deferred regulatory liabilities	607	525
Other accrued expenses	440	360
Total current liabilities	20,086	11,993

DEFERRED CREDITS:
Customers' advances for construction	12,820	10,326
Deferred income taxes	49,590	43,538
Deferred employee benefits	4,530	4,793
Deferred regulatory liabilities	36,374	25,444
Other deferred credits	2,086	2,731
Total deferred credits	105,400	86,832

Contributions in aid of construction	41,876	41,307

Total Stockholders' Equity and Liabilities	$458,853	$406,957

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2021	2020

OPERATING REVENUES	$55,119	$53,852

OPERATING EXPENSES:
Operation and maintenance	11,822	10,781
Administrative and general	9,754	9,258
Depreciation and amortization	8,859	8,177
Taxes other than income taxes	1,288	1,205
	31,723	29,421

Operating income	23,396	24,431

OTHER INCOME (EXPENSES):
Interest on debt	(4,926)	(4,707)
Allowance for funds used during construction	1,221	530
Other pension costs	(1,214)	(1,362)
Gain on life insurance	–	515
Other income (expenses), net	(373)	(791)
	(5,292)	(5,815)

Income before income taxes	18,104	18,616

Income taxes	1,120	2,018

Net Income	$16,984	$16,598

Basic Earnings Per Share	$1.30	$1.27

Diluted Earnings Per Share	$1.30	$1.27

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2019	13,014,898	$83,976	$50,209	$134,185
Net income	–	–	16,598	16,598
Cash dividends declared, $0.7280 per share	–	–	(9,490)	(9,490)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	41,088	1,805	–	1,805
Stock-based compensation	4,831	154	–	154
Balance, December 31, 2020	13,060,817	85,935	57,317	143,252
Net income	–	–	16,984	16,984
Cash dividends declared, $0.7571 per share	–	–	(9,909)	(9,909)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	45,961	2,082	–	2,082
Stock-based compensation	6,170	213	–	213
Balance, December 31, 2021	13,112,948	$88,230	$64,392	$152,622

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,984	$16,598
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on life insurance	–	(515)
Depreciation and amortization	8,859	8,177
Stock-based compensation	213	154
Increase in deferred income taxes	164	88
Other	15	552
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	235	(1,948)
Increase in recoverable income taxes	(173)	(174)
Increase in materials and supplies, prepaid expenses, prepaid pension cost regulatory and other assets	(8,508)	(8,205)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	5,170	5,463
Increase in accrued interest	–	45
Net cash provided by operating activities	22,959	20,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $682 in 2021 and $296 in 2020	(34,409)	(32,123)
Acquisitions of wastewater systems	(11,991)	(1,176)
Cash received from surrender of life insurance policies	–	672
Net cash used in investing activities	(46,400)	(32,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	3,989	3,155
Repayments of customer advances	(926)	(419)
Proceeds of long-term debt issues	60,269	62,156
Debt issuance costs	–	(162)
Repayments of long-term debt	(37,649)	(39,628)
Changes in cash overdraft position	483	(121)
Issuance of common stock	2,082	1,805
Dividends paid	(9,808)	(9,394)
Net cash provided by financing activities	18,440	17,392

Net change in cash, cash equivalents, and restricted cash	(5,001)	5,000
Cash, cash equivalents, and restricted cash at beginning of period	5,002	2
Cash, cash equivalents, and restricted cash at end of period	$1	$5,002

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,056	$4,180
Income taxes	714	2,429

Supplemental schedule of non-cash investing and financing activities:
Accounts payable includes $2,572 in 2021 and $3,022 in 2020 for the construction of utility plant.
Contributions in aid of construction includes $1,024 in 2020 recorded as part of the Felton Borough acquisition.

Reconciliation of cash, cash equivalents, and restricted cash reported in the Balance Sheets
Cash and cash equivalents	$1	$2
Restricted cash	–	5,000
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1	$5,002

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.  Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also owns and operates three wastewater collection systems and five wastewater collection and treatment systems.  The Company operates within its franchised territory located in three counties within south-central Pennsylvania and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2021 and 2020, utility plant includes a net credit acquisition adjustment of $3,637 and $3,707, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets. Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $67 for each of the years ended December 31, 2021 and 2020.

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

The following remaining lives are used for financial reporting purposes:

	December 31		Approximate range
Utility Plant Asset Category	2021	2020	of remaining lives
Mains and accessories	$242,160	$212,164	11 – 85 years
Services, meters and hydrants	87,164	80,590	17 – 51 years
Operations structures, reservoirs and water tanks	73,462	65,617	9 – 57 years
Pumping and treatment equipment	37,209	34,163	5 – 30 years
Office, transportation and operating equipment	16,856	15,520	2 – 21 years
Land and other non-depreciable assets	3,714	3,478	–
Utility plant in service	460,565	411,532
Construction work in progress	25,185	27,138	–
Total Utility Plant	$485,750	$438,670

The effective rate of depreciation was 2.33% in 2021 and 2020, on average utility plant, net of customers’ advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

At December 31, 2021, the Company held no restricted cash.  At December 31, 2020, the Company held $5,000 in restricted cash which was a bid deposit held in escrow for a potential acquisition.

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

Regulatory assets and liabilities are comprised of the following:

	December 31		Remaining Recovery
	2021	2020	Periods
Assets
Income taxes	$33,255	$28,200	Various
Unrealized swap losses	2,054	2,700	1 – 8 years
Utility plant retirement costs	7,245	5,968	5 years
Customer-owned lead service line replacements	1,161	1,081	Various
Income taxes on customers’ advances for construction and contributions in aid of construction	1,545	1,815	Various
Service life study expenses	3	8	1 year
Rate case filing expenses	17	121	1 year
	$45,280	$39,893
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$13,644	$13,826	Various
Postretirement benefits	11,870	25	Not yet known
Income taxes	8,314	8,706	Various
IRS TPR catch-up deduction	3,153	3,412	12 years
	$36,981	$25,969

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining term of 8 years.

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

Service life study and rate case filing expenses are deferred and amortized over their remaining life of one year.

Pursuant to the Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, customers’ advances for construction and contributions in aid of construction are considered taxable income.  The Company’s tariff allows the Company to record these income taxes for inclusion in rate base.  This asset is recognized for ratemaking purposes on a cash or flow-through basis and will be recovered in rates as it reverses.  In November 2021, the Infrastructure Investment and Jobs Act of 2021, or 2021 Infrastructure Act, repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

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

Interest Rate Swap Agreement
The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert its variable-rate debt to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  The Company has designated the interest rate swap agreement as a cash flow hedge, classified as a financial derivative used for non-trading activities.

The accounting standards regarding accounting for derivatives and hedging activities require companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheets.  In accordance with the standards, the interest rate swap is recorded on the balance sheets in other deferred credits at fair value.

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $372 in 2021 and $342 in 2020.  The overall swap result was a (gain) loss of $(274) in 2021 and $815 in 2020.  During the twelve months ending December 31, 2022, the Company expects to reclassify $342 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2021 and 2020, deferred investment tax credits amounted to $463 and $500, respectively.

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

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  In November 2021, the 2021 Infrastructure Act repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2021 and 2020.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

On December 30, 2021, the Company completed the acquisition of the wastewater collection assets of West Manheim Township in York County, Pennsylvania.  The Company began operating the existing collection facilities on January 3, 2022.  The acquisition resulted in the addition of approximately 1,800 wastewater customers with purchase price and acquisition costs of approximately $11,991 which is more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of $3 and will seek approval from the PPUC to expense the acquisition adjustment.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Dec. 31, 2021	Dec. 31, 2020	Change

Accounts receivable – customers	$5,034	$5,633	$(599)
Other receivables	455	206	249
	5,489	5,839	(350)
Less: allowance for doubtful accounts	(855)	(655)	(200)
Accounts receivable, net	$4,634	$5,184	$(550)

Unbilled revenue	$2,784	$2,847	$(63)

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

The Company recorded interest income of $164 in 2021 and $139 in 2020.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2021 and 2020 were the following amounts related to this project.

	2021	2020
Note receivable, including interest	$255	$255
Customers’ advances for construction	284	302

The Company has other customers’ advances for construction totaling $12,536 and $10,024 at December 31, 2021 and 2020, respectively.

5.  Common Stock and Earnings Per Share

Net income of $16,984 and $16,598 for the years ended December 31, 2021 and 2020 respectively, is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted net income per share:

	2021	2020
Weighted average common shares, basic	13,076,263	13,033,681
Effect of dilutive securities:
Employee stock-based compensation	1,027	839
Weighted average common shares, diluted	13,077,290	13,034,520

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company’s common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2021 and 2020 were 3,986 and 3,718, respectively.  As of December 31, 2021, 54,021 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On November 8, 2019, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to authorize an additional 157,000 shares and rollover the unissued 344,379 shares authorized under the 2016 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company’s common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on November 18, 2019.  Shares issued during 2021 and 2020 were 41,975 and 37,370, respectively.  As of December 31, 2021, 396,544 authorized shares remain unissued under the Plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During both 2021 and 2020, the Company did not repurchase or retire any shares.  As of December 31, 2021, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2021 and 2020 is summarized in the following table:

	2021	2020

8.43% Senior Notes, Series D, due 2022	$7,500	$7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
Committed Line of Credit, due 2023	29,320	6,700
Total long-term debt	149,190	126,570
Less discount on issuance of long-term debt	(169)	(181)
Less unamortized debt issuance costs	(2,652)	(2,816)
Less current maturities	(7,500)	–
Long-term portion	$138,869	$123,573

Payments due by year as of December 31, 2021:

2022	2023	2024	2025	2026
$7,500	$41,320	$–	$–	$330

Payments due in 2023 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2023 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 0.07% in 2021 and 0.62%  in 2020.  As of December 31, 2021 and 2020, the interest rate was 0.13% and 0.12%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2023.  It is reviewed annually for a potential extension of the expiration date.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On October 8, 2021, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2021.  If a violation was triggered on December 31, 2021, the Company would have been required to pay the counterparty approximately $2,107.

The Company’s interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company’s net payment rate on the swap averaged 3.10% in 2021 and 2.87% in 2020.

As of December 31, 2021, there was a spread of 7 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.23% (including variable interest and swap payments).  As of December 31, 2020, there was a spread of 3 basis points which equated to an overall effective rate of 3.19% (including variable interest and swap payments).

Line of Credit Borrowings
In 2020, the Company entered into an agreement for a $50,000 unsecured, committed line of credit at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  Simultaneously, the Company paid off and terminated all prior existing line of credit agreements aggregating $41,500 with four banks.  In 2021, the Company renewed its line of credit and extended the maturity date to September 2023.  Average borrowings outstanding under the lines of credit were $11,487 in 2021 and $7,467 in 2020. The average cost of borrowings under the lines of credit was 1.30% during 2021 and 1.59% during 2020. The weighted average interest rate on the line of credit borrowings was 1.30% as of December 31, 2021 and 2020.

The Company utilizes a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally, funds are automatically borrowed under the line of credit.  The Company borrowed $29,320 and $6,700 under its line of credit and incurred a cash overdraft of $1,746 and $1,263, which was recorded in accounts payable, as of December 31, 2021 and 2020, respectively.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company’s ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company’s acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2021, none of the earnings retained in the business are restricted under these provisions.  The Company’s debt is unsecured.

The Company’s line of credit requires it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2021, the Company was in compliance with these covenants.

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

Description	December 31, 2021	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,086	$2,086

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of December 31, 2021.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2021.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $21 as of December 31, 2021.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2020 is shown in the table below.

Description	December 31, 2020	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,731	$2,731

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $149,190 at December 31, 2021, and $126,570 at December 31, 2020, had an estimated fair value of approximately $168,000 and $151,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third party credit enhancements including the letter of credit on the 2008 PEDFA Series A issue.

Customers’ advances for construction and note receivable have carrying values at December 31, 2021 of $12,820 and $255, respectively.  At December 31, 2020, customers’ advances for construction and note receivable had carrying values of $10,326 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2022 and 2023 of approximately $44,000 and $50,000, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s line of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

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

The Company was granted approval by the PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,351 and $1,204 through December 31, 2021 and 2020, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,400.  This estimate is subject to adjustment as more facts become available.

As of December 31, 2021, approximately 32% of the Company’s full time employees are under union contract.  The current contract was ratified in October 2020 and expires on April 30, 2023.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning utility service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company’s financial position, results of operations and cash flows.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	2021	2020
Water utility service:
Residential	$33,986	$33,987
Commercial and industrial	14,575	13,764
Fire protection	3,247	3,191
Wastewater utility service:
Residential	1,899	1,746
Commercial and industrial	317	304
Billing and revenue collection services	481	266
Collection services	26	15
Other revenue	37	23
Total Revenue from Contracts with Customers	54,568	53,296
Rents from regulated property	551	556
Total Operating Revenue	$55,119	$53,852

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

Billing and Revenue Collection Service
The Company provides billing and revenue collection service as distinct performance obligations to two municipalities within the service territory of the Company.  The municipalities provide wastewater service to their residents and the Company acts as the billing and revenue collection agent for the municipalities.  The transaction price is a fixed amount per bill prepared as established in the contract.  There is no variable consideration.  Due to the fact that both the billing performance obligation and the revenue collection performance obligation are materially complete by the end of the reporting period, the Company does not allocate the transaction price between the two performance obligations.  The performance obligations are satisfied at a point in time when the bills are sent as the municipalities receive all the benefits and bears all of the risk of non-collection at that time.  Each municipality is invoiced when the bills are complete and the invoice is due within thirty days.  The billing and revenue collection service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.

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

10.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in rates effective March 1, 2019.  The company anticipates that it will file a rate increase request in 2022.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The Company's earnings are currently below the regulatory benchmark, allowing the Company to collect DSIC.  The DSIC provided revenues of $627 in 2021 and $0 in 2020.  The DSIC is subject to audit by the PPUC.

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

The following table sets forth the plans’ funded status as of December 31, 2021 and 2020.  The measurement of assets and obligations of the plans is as of December 31, 2021 and 2020.

Obligations and Funded Status At December 31	2021	2020

Change in Benefit Obligation
Pension benefit obligation, beginning of year	$54,106	$47,530
Service cost	1,086	938
Interest cost	1,209	1,457
Actuarial (gain) loss	(3,045)	6,165
Benefit payments	(1,826)	(1,984)
Pension benefit obligation, end of year	51,530	54,106

Change in Plan Assets
Fair value of plan assets, beginning of year	56,315	49,349
Actual return on plan assets	8,795	6,650
Employer contributions	2,300	2,300
Benefits paid	(1,826)	(1,984)
Fair value of plan assets, end of year	65,584	56,315

Funded Status of Plans at End of Year	$14,054	$2,209

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The asset for the funded status of the Company’s pension plans as of  December 31, 2021 and 2020 is recorded in “Prepaid pension cost” on its balance sheets.

In 2021, the plans recognized a significant actuarial gain.  The Company adopted the new mortality improvement scale (MP-2021) and recognized a 35 basis point increase in the discount rate. In 2020, the plans recognized a significant actuarial loss.  The Company adopted the new mortality improvement scale (MP-2020) but recognized an 80 basis point decrease in the discount rate.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2021	2020
Net gain (loss) arising during the period	$(8,189)	$2,713
Recognized net actuarial loss	(483)	(370)
Recognized prior service credit	13	13
Total changes in regulatory asset during the year	$(8,659)	$2,356

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2021	2020
Net loss	$1,825	$10,497
Prior service credit	(50)	(63)
Regulatory asset	$1,775	$10,434

Components of net periodic benefit cost are as follows:

	2021	2020
Service cost	$1,086	$938
Interest cost	1,209	1,457
Expected return on plan assets	(3,651)	(3,198)
Amortization of loss	483	370
Amortization of prior service credit	(13)	(13)
Rate-regulated adjustment	3,186	2,746
Net periodic benefit cost	$2,300	$2,300

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2021, the deferral decreased by $3,186.

The estimated costs for the defined benefit pension plans relating to the December 31, 2021 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$–
Net prior service credit	(13)
(13)

The Company plans to contribute $2,300 to the plans in 2022.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2022	2023	2024	2025	2026	2027– 2031
$1,964	$2,066	$2,183	$2,176	$2,261	$12,847

The following tables show the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets as of December 31:

	2021	2020
Projected benefit obligation	$51,530	$54,106
Fair value of plan assets	65,584	56,315

	2021	2020
Accumulated benefit obligation	$48,464	$50,578
Fair value of plan assets	65,584	56,315

Weighted-average assumptions used to determine benefit obligations at December 31:

	2021	2020
Discount rate	2.65%	2.30%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2021	2020
Discount rate	2.30%	3.10%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

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

The fair values of the Company’s pension plan assets at December 31, 2021 and 2020 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2021	2020	2021	2020	2021	2020
Cash and Money Market Funds (a)	$671	$624	$671	$624	$–	$–
Equity Securities:
Equity Mutual Funds (b)	43,178	35,707	43,178	35,707	–	–
Fixed Income Securities:
U.S. Treasury Obligations	621	631	–	–	621	631
Corporate and Foreign Bonds (c)	4,580	5,615	–	–	4,580	5,615
Fixed Income Mutual Funds (d)	16,534	13,738	16,534	13,738	–	–
Total Plan Assets	$65,584	$56,315	$60,383	$50,069	$5,201	$6,246

(a)	The portfolios are designed to keep up to one year of distributions in immediately available funds.

(b)
This category currently includes a majority of investments in closed-end mutual funds as well as domestic equity mutual funds and international mutual funds which give the portfolio exposure to mid and large cap index funds as well as international diversified index funds.

(c)
This category currently includes only U.S. corporate bonds and notes widely distributed among consumer discretionary, consumer staples, healthcare, information technology, energy, transportation, and financial services.

(d)
This category includes fixed income investments in mutual funds which include government and corporate of both the U.S. and other countries.  The non-U.S. corporate and sovereign investments add further diversity to the fixed income portion of the portfolio.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum of 4% of the employee’s compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee’s account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2021, 57 employees were participating in the enhanced feature of the plan.  The Company’s contributions to both portions of the plan amounted to $340 in 2021 and $313 in 2020.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies.  At December 31, 2021 and 2020, the present value of the future obligations included in "Accrued compensation and benefits" and "Deferred employee benefits" was approximately $4,762 and $4,757, respectively.  The insurance policies included in "Other assets" had a total cash value of approximately $4,090 and $3,735 at December 31, 2021 and 2020, respectively.  The Company’s net expenses under the plans amounted to $131 in 2021 and $585 in 2020.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2021 and 2020, the present value of the future obligations was approximately $152 and $165, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net (income) expenses under the plan amounted to $(9) in 2021 and $38 in 2020.

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

On May 7, 2018, the Board awarded stock to non-employee directors effective May 7, 2018.  This stock award vested immediately.  On May 7, 2018, the Compensation Committee awarded restricted stock to officers and key employees effective May 7, 2018.  This restricted stock award vested ratably over three years beginning May 7, 2018 and has been fully recognized as of December 31, 2021.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2020 and 2021.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2020	7,342	$33.57
Granted	4,912	$44.07
Vested	(5,491)	$36.00
Forfeited	(81)	$33.61
Nonvested at end of the year 2020	6,682	$39.30
Granted	6,170	$51.40
Vested	(4,048)	$41.19
Forfeited	–	–
Nonvested at end of the year 2021	8,804	$46.91

For the years ended December 31, 2021 and 2020, the statement of income includes $213 and $154 of stock based compensation and related recognized tax benefits of $62 and $45, respectively.  The total fair value of the shares vested in the years ended December 31, 2021 and 2020 was $167 and $198, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $413 at December 31, 2021 which will be recognized over the remaining three-year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2021	2020
Regulatory Assessment	$332	$298
Property	377	353
Payroll, net of amounts capitalized	575	551
Other	4	3
Total taxes other than income taxes	$1,288	$1,205

14.  Income Taxes

The provisions for income taxes consist of:

	2021	2020
Federal current	$710	$1,376
State current	246	554
Federal deferred	311	247
State deferred	(109)	(120)
Federal investment tax credit, net of current utilization	(38)	(39)
Total income taxes	$1,120	$2,018

A reconciliation of the statutory Federal tax provision to the total provision follows:

	2021	2020
Statutory Federal tax provision	$3,802	$3,909
State income taxes, net of Federal benefit	177	426
IRS TPR deduction	(2,620)	(1,979)
Tax-exempt interest	(34)	(29)
Amortization of investment tax credit	(38)	(39)
Cash value of life insurance	(17)	(110)
Amortization of excess accumulated deferred income taxes on accelerated depreciation	(182)	(182)
Other, net	32	22
Total income taxes	$1,120	$2,018

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in its most recent rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 in income taxes during each of the years ended December 31, 2021 and 2020.  As a result of the ongoing deduction, the net income tax benefits of $2,361 and $1,720 for the years ended  December 31, 2021 and 2020, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%,treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  The Company is recognizing the excess accumulated deferred income taxes on accelerated depreciation, recorded as a regulatory liability, over the remaining useful life of the underlying assets.  As a result, the Company recognized $182 in income taxes during each of the years ended December 31, 2021 and 2020.  In November 2021, the 2021 Infrastructure Act repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are summarized in the following table:

	2021	2020
Deferred tax assets:
Reserve for doubtful accounts	$247	$189
Compensated absences	176	151
Deferred compensation	1,376	1,375
Excess accumulated deferred income taxes on accelerated depreciation	3,942	3,995
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	2,348	2,456
Customers’ advances for construction and contributions in aid of construction	1,545	1,815
Tax effect of pension regulatory liability	3,429	7
Other costs deducted for book, not for tax	74	64
Total deferred tax assets	13,137	10,052

Deferred tax liabilities:
Accelerated depreciation	30,953	29,893
Basis differences from IRS TPR	16,912	13,671
Investment tax credit	329	356
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	9,553	8,088
Pensions	4,060	638
Unamortized debt issuance costs	469	500
Other costs deducted for tax, not for book	451	444
Total deferred tax liabilities	62,727	53,590

Net deferred tax liability	$49,590	$43,538

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

No valuation allowance was required for deferred tax assets as of December 31, 2021 and 2020.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2018 through 2020 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2021.  The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act and the 2021 Infrastructure Act and has not taken any new positions in its 2021 income tax provision, apart from compliance with the 2021 Infrastructure Act.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid no interest or penalties for the years ended December 31, 2021 and 2020.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption "Election of Directors" of the 2022 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2022 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2022 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2022 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption "Compensation of Directors and Executive Officers" of the 2022 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	75,557

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 54,021 authorized shares remain unissued as of December 31, 2021.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 2022 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2022 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption "Principal Accountant’s Fees and Services" of the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2021 and 2020
Statements of Income for Years Ended December 31, 2021 and 2020
Statements of Common Stockholders’ Equity for Years Ended December 31, 2021 and 2020
Statements of Cash Flows for Years Ended December 31, 2021 and 2020
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	58
	for the years ended December 31, 2021 and 2020

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
10.10*
Form of Amended and Restated Change in Control Agreement originally effective as of November 5, 2008 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.10

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.10 to the Company’s March 9, 2021 Form 10-K.
10.11*
Form of Amended and Restated Supplemental Retirement Plan originally effective as of January 1, 2009 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.11

Filed herewith.
10.12*
Form of Amended and Restated Deferred Compensation Plan originally effective as of July 1, 2015 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.18

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.18 to the Company’s March 10, 2020 Form 10-K.
10.13*
Form of Amended and Restated Deferred Compensation Plan originally effective as of January 1, 2016 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.13

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
10.19	Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 9, 2019 Form 8-K.
10.20	Note Agreement relative to the $30,000,000 3.24% Senior Notes, dated September 30, 2020	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2020 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company's August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY

Schedule II Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2021

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2021 Reserve for uncollectible accounts	$655,000	$377,685	$52,527	$230,212	$855,000

FOR THE YEAR ENDED DECEMBER 31, 2020 Reserve for uncollectible accounts	$305,000	$613,556	$54,653	$318,209	$655,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 7, 2022	By: /s/ Joseph T. Hand
Joseph T. Hand
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph T. Hand	By: /s/ Matthew E. Poff
Joseph T. Hand	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)
Dated: March 7, 2022	Dated: March 7, 2022

Directors:	Date:

By: /s/ Cynthia A. Dotzel	March 7, 2022
Cynthia A. Dotzel

By: /s/ Michael W. Gang	March 7, 2022
Michael W. Gang

By: /s/ Joseph T. Hand	March 7, 2022
Joseph T. Hand

By: /s/ Jeffrey R. Hines	March 7, 2022
Jeffrey R. Hines

By: /s/ George W. Hodges	March 7, 2022
George W. Hodges

By: /s/ George Hay Kain, III	March 7, 2022
George Hay Kain, III

By: /s/ Jody L. Keller	March 7, 2022
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 7, 2022
Erin C. McGlaughlin

By: /s/ Robert P. Newcomer	March 7, 2022
Robert P. Newcomer

By: /s/ Steven R. Rasmussen	March 7, 2022
Steven R. Rasmussen

By: /s/ Ernest J. Waters	March 7, 2022
Ernest J. Waters