Form 10-Q
period 2022-03-31
YORK WATER CO
filed 2022-05-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	14,246,394 Shares outstanding as of May 3, 2022

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2022	Dec. 31, 2021
ASSETS
UTILITY PLANT, at original cost	$494,500	$485,750
Plant acquisition adjustments	(3,620)	(3,637)
Accumulated depreciation	(101,000)	(99,204)
Net utility plant	389,880	382,909

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $489 in 2022 and $483 in 2021	717	717

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $852 in 2022 and $855 in 2021	4,434	4,634
Unbilled revenues	3,044	2,784
Recoverable income taxes	895	894
Materials and supplies inventories, at cost	2,107	1,917
Prepaid expenses	1,513	1,032
Total current assets	11,994	11,262

OTHER LONG-TERM ASSETS:
Prepaid pension cost	15,097	14,054
Note receivable	255	255
Deferred regulatory assets	46,308	45,280
Other assets	4,661	4,376
Total other long-term assets	66,321	63,965

Total Assets	$468,912	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2022	Dec. 31, 2021
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 13,123,619 shares in 2022 and 13,112,948 shares in 2021	$88,725	$88,230
Retained earnings	65,695	64,392
Total common stockholders' equity	154,420	152,622

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	143,999	138,869

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	7,500	7,500
Accounts payable	7,580	6,712
Dividends payable	2,298	2,293
Accrued compensation and benefits	1,506	1,575
Accrued interest	1,071	959
Deferred regulatory liabilities	605	607
Other accrued expenses	536	440
Total current liabilities	21,096	20,086

DEFERRED CREDITS:
Customers' advances for construction	13,161	12,820
Deferred income taxes	51,133	49,590
Deferred employee benefits	4,557	4,530
Deferred regulatory liabilities	37,172	36,374
Other deferred credits	1,500	2,086
Total deferred credits	107,523	105,400

Contributions in aid of construction	41,874	41,876

Total Stockholders' Equity and Liabilities	$468,912	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2022	2021

OPERATING REVENUES	$14,240	$13,081

OPERATING EXPENSES:
Operation and maintenance	3,451	2,806
Administrative and general	2,657	2,411
Depreciation and amortization	2,480	2,174
Taxes other than income taxes	354	336
	8,942	7,727

Operating income	5,298	5,354

OTHER INCOME (EXPENSES):
Interest on debt	(1,297)	(1,214)
Allowance for funds used during construction	295	262
Other pension costs	(319)	(304)
Other income (expenses), net	(349)	(101)
	(1,670)	(1,357)

Income before income taxes	3,628	3,997

Income tax (benefit) expense	(231)	292

Net Income	$3,859	$3,705

Basic Earnings Per Share	$0.29	$0.28

Diluted Earnings Per Share	$0.29	$0.28

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2021	13,112,948	$88,230	$64,392	$152,622
Net income	–	–	3,859	3,859
Cash dividends declared, $0.1949 per share	–	–	(2,556)	(2,556)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,671	450	–	450
Stock-based compensation	–	45	–	45
Balance, March 31, 2022	13,123,619	$88,725	$65,695	$154,420

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2020	13,060,817	$85,935	$57,317	$143,252
Net income	–	–	3,705	3,705
Cash dividends declared, $0.1874 per share	–	–	(2,448)	(2,448)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,916	473	–	473
Stock-based compensation	–	28	–	28
Balance, March 31, 2021	13,071,733	$86,436	$58,574	$145,010

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)
	Three Months Ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,859	$3,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,480	2,174
Stock-based compensation	45	28
Decrease in deferred income taxes	(230)	(108)
Other	15	29
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(161)	1,038
(Increase) decrease in recoverable income taxes	(1)	139
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(3,242)	(2,201)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	2,456	1,684
Increase in accrued interest	112	109
Net cash provided by operating activities	5,333	6,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $165 in 2022 and $146 in 2021	(7,504)	(7,431)
Net cash used in investing activities	(7,504)	(7,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	676	792
Repayments of customer advances	(337)	(137)
Proceeds of long-term debt issues	13,375	11,648
Repayments of long-term debt	(8,289)	(13,178)
Changes in cash overdraft position	(1,153)	(1,263)
Issuance of common stock	450	473
Dividends paid	(2,551)	(2,448)
Net cash provided by (used in) financing activities	2,171	(4,113)

Net change in cash, cash equivalent, and restricted cash	–	(4,947)
Cash, cash equivalents, and restricted cash at beginning of period	1	5,002
Cash and cash equivalents at end of period	$1	$55

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$964	$912
Income taxes	–	–

Supplemental disclosure of non-cash investing and financing activities: Accounts payable includes $3,715 in 2022 and $3,831 in 2021 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.  Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, the Company is uncertain of the ultimate impact it could have on the business.

2.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Mar. 31, 2022	As of Dec. 31, 2021	Change

Accounts receivable – customers	$4,829	$5,034	$(205)
Other receivables	457	455	2
	5,286	5,489	(203)
Less: allowance for doubtful accounts	(852)	(855)	3
Accounts receivable, net	$4,434	$4,634	$(200)

Unbilled revenue	$3,044	$2,784	$260

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

3.  Common Stock and Earnings Per Share

Net income of $3,859 and $3,705 for the three months ended March 31, 2022 and 2021, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31
	2022	2021

Weighted average common shares, basic	13,105,674	13,055,871
Effect of dilutive securities:
Employee stock-based compensation	2,756	2,690
Weighted average common shares, diluted	13,108,430	13,058,561

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time. No shares were repurchased during the three months ended March 31, 2022 and 2021.  As of March 31, 2022, 618,004 shares remain authorized for repurchase.

4.  Debt

For the three months ended March 31, 2022, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, which is summarized in the table below.

	As of Mar. 31, 2022	As of Dec. 31, 2021

8.43% Senior Notes, Series D, due 2022	$7,500	$7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
Committed Line of Credit, due September 2023	34,406	29,320
Total long-term debt	154,276	149,190
Less discount on issuance of long-term debt	(167)	(169)
Less unamortized debt issuance costs	(2,610)	(2,652)
Less current maturities	(7,500)	(7,500)
Long-term portion	$143,999	$138,869

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company's net payment rate on the swap was 2.90% and 2.95% for the three months ended March 31, 2022 and 2021, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $90 and $91 for the three months ended March 31, 2022 and 2021, respectively. The overall swap result was a gain of $494 and $431 for the three months ended March 31, 2022 and 2021, respectively.  The Company expects to reclassify $246 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On October 8, 2021 Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of March 31, 2022.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2022, the Company would have been required to pay the counterparty approximately $1,523.

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

Description	March 31, 2022	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,500	$1,500

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of March 31, 2022.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2022.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $23 as of March 31, 2022.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2021 is shown in the table below.

Description	December 31, 2021	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,086	$2,086

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $154,276 at March 31, 2022, and $149,190 at December 31, 2021, had an estimated fair value of approximately $155,000 and $168,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve, and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at March 31, 2022 of $13,161 and $255, respectively.  At December 31, 2021, customers' advances for construction and note receivable had carrying values of $12,820 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company has committed to capital expenditures of approximately $39,205 to armor and replace the spillway of the Lake Williams dam, all of which remains to be incurred as of March 31, 2022.  The Company may make additional commitments for this project in the future.

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

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,401 and $1,351 through March 31, 2022 and December 31, 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,450.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended March 31
	2022	2021
Water utility service:
Residential	$8,447	$8,145
Commercial and industrial	3,588	3,310
Fire protection	836	806
Wastewater utility service:
Residential	929	471
Commercial and industrial	109	79
Billing and revenue collection services	130	119
Collection services	59	–
Other revenue	14	10
Total Revenue from Contracts with Customers	14,112	12,940
Rents from regulated property	128	141
Total Operating Revenue	$14,240	$13,081

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The Company's earnings are currently below the regulatory benchmark allowing the Company to collect DSIC. The DSIC provided revenues of $404 and $0 for the three months ended March 31, 2022 and 2021, respectively.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2022	2021

Service cost	$256	$271
Interest cost	334	302
Expected return on plan assets	(1,055)	(913)
Amortization of actuarial loss	–	121
Amortization of prior service cost	(3)	(3)
Rate-regulated adjustment	1,043	797
Net periodic pension expense	$575	$575

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2021 that it expected to contribute $2,300 to its pension plans in 2022.  For the three months ended March 31, 2022, contributions of $575 have been made.  The Company expects to contribute the remaining $1,725 during the final three quarters of 2022.

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

No long-term stock-based awards were granted under the LTIP during the three months ended March 31, 2022. No previously issued restricted stock awards vested or were forfeited during the three months ended March 31, 2022. For the three months ended March 31, 2022 and 2021, the statement of income includes $45 and $28 of stock-based compensation, respectively, and related recognized tax benefits of $13 and $8, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $413 which will be recognized over the remaining three-year vesting period.

12.  Income Taxes

Under the Internal Revenue Service tangible property regulations, or TPR, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The Company’s effective tax rate was (6.4)% and 7.3% for the three months ended March 31, 2022 and 2021, respectively.  The lower effective tax rate is primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

13.  Subsequent Event

On April 5, 2022, the Company closed an underwritten public offering of 975,600 shares of its common stock, with an offering price of $41 per share.  On April 7, 2022, the Company closed on the full exercise of the underwriter’s option to purchase an additional 146,340 shares of its common stock at the same price.  Janney Montgomery Scott LLC was the underwriter in the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of approximately $44,000.  The net proceeds were used to repay the Company’s borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.  The proceeds and new shares issued have not been reflected in the financial statements for the period ended March 31, 2022.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns nine wells which are capable of providing a safe yield of approximately 597,000 gallons per day to supply water to the customers of its satellite systems in Adams County.  As of March 31, 2022, the Company's average daily availability was 35.6 million gallons, and average daily consumption was approximately 19.9 million gallons.  The Company's service territory had an estimated population of 204,000 as of December 31, 2021.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization characterized an outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic.  The Company has taken steps, consistent with directions from federal, state, and local authorities, to mitigate known risks with the health and safety of its employees and customers as its first priority.

The Company is an essential, life-sustaining business and has continued normal operations.  Although most restrictions have been lifted, the Company continues to monitor guidance from federal, state, and local authorities.  Any new restrictions are not expected to materially impede the Company’s ability to complete its planned capital expenditures or acquisitions.  The Company has not experienced any material supply chain disruptions.  The Company has been informed of longer lead times for some items, although this does not impact daily operating supplies.  The Company maintains an adequate inventory of critical repair parts which are available as needed.  The Company continues to maintain relationships with its vendors to identify issues in a timely manner while also seeking out additional vendor relationships to diversify its supply chain.  The Company has addressed the longer lead times by placing orders proactively with its vendors to align with current lead times.  If the delays increase materially or if certain materials and supplies become unavailable, the Company may re-prioritize some of its capital projects or experience higher operating expenses or capital costs.  The Company believes it has sufficient liquidity and access to the capital markets if needed.

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

Results of Operations

Three Months Ended March 31, 2022 Compared
With Three Months Ended March 31, 2021

Net income for the first quarter of 2022 was $3,859, an increase of $154, or 4.2%, from net income of $3,705 for the same period of 2021.  The primary contributing factors to the increase were higher operating revenues and lower income taxes, which were partially offset by higher expenses.

Operating revenues for the first quarter of 2022 increased $1,159, or 8.9%, from $13,081 for the three months ended March 31, 2021 to $14,240 for the corresponding 2022 period.  The increase was primarily due to growth in the customer base and revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $404.  The average number of wastewater customers served in 2022 increased as compared to 2021 by 2,171 customers, from 3,295 to 5,466 customers, primarily due to the Company beginning to operate the West Manheim Township wastewater collection system on January 3, 2022.  The average number of water customers served in 2022 increased as compared to 2021 by 586 customers, from 69,409 to 69,995 customers.  Total per capita consumption for 2022 was approximately 1.9% higher than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory, the DSIC, and higher summer demand.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for the first quarter of 2022 increased $1,215, or 15.7%, from $7,727 for the first quarter of 2021 to $8,942 for the corresponding 2022 period.  The increase was primarily due to higher expenses of approximately $306 for depreciation, $300 for wastewater treatment, $199 for distribution system maintenance, $141 for wages, and $101 for outside services.  Other expenses increased by a net of $168.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for the first quarter of 2022 increased $83, or 6.8%, from $1,214 for the first quarter of 2021 to $1,297 for the corresponding 2022 period.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the lines of credit was $32,524 for the first quarter of 2022 and $6,821 for the first quarter of 2021.  The weighted average interest rate on the lines of credit was 1.30% for the quarters ended March 31, 2022 and 2021.  Interest expense for the remainder of the year is expected to decrease after the line of credit was repaid upon the completion of the underwritten common stock offering in April 2022.

Allowance for funds used during construction increased $33, from $262 in the first quarter of 2021 to $295 in the corresponding 2022 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first quarter of 2022 reflects increased expenses of $248 as compared to the same period of 2021.  Higher charitable contributions of approximately $260 were the primary reason for the increase.  Other expenses decreased by a net of $12.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2022 decreased $523, or 179.1%, compared to the same period of 2021 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (6.4)% for the first quarter of 2022 and 7.3% for the first quarter of 2021.  The Company's effective tax rate for the remainder of 2022 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

Effective April 1, 2022, the Company's tariff included a distribution system improvement charge on revenues of 4.15%.

The Company expects to file a rate increase request in 2022.

Acquisitions and Growth

On April 28, 2022, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets of Conewago Industrial Park Water & Sewer Company in Donegal Township, Lancaster County, Pennsylvania. Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities. Closing is expected in the first quarter of 2023 at which time the Company will add approximately 30 commercial and industrial water and wastewater customers.

On July 30, 2021, the Company signed an agreement to purchase the water assets of Scott Water Company in Greene Township, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2022 at which time the Company will add approximately 25 water customers.

On April 22, 2021, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets jointly owned by Letterkenny Industrial Development Authority and Franklin County General Authority in Letterkenny and Greene Townships, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2022 at which time the Company will add approximately 90 water and wastewater customers.

On May 27, 2020, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets of Country View Manor Community, LLC in Washington Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2022 at which time the Company will add approximately 50 water and wastewater customers.

On October 8, 2013, the Company signed an agreement to purchase the wastewater collection and treatment assets of SYC WWTP, L.P. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  On July 1, 2020, the Company signed an agreement to purchase the Albright Trailer Park water assets and wastewater collection assets of R.T. Barclay, Inc. in Springfield Township, York County, Pennsylvania.  Completion of the acquisitions is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2022, at which time the Company will add approximately 90 combined wastewater customers and approximately 60 water customers through an interconnection with its current water distribution system.  The wastewater customers of the Albright Trailer Park are currently served by SYC WWTP, L.P. and the water customers are currently served by the Company, each through a single customer connection to the park.

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

Capital Expenditures

For the three months ended March 31, 2022, the Company invested $7,504 in construction expenditures for routine items and wastewater treatment plant construction as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2022 of approximately $35,300 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for armoring and replacing the spillway of the Lake Williams dam, additional main extensions, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through cash generated from the underwritten common stock offering, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2022.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to fund anticipated capital and acquisition expenditures in the remainder of 2022.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of March 31, 2022, the Company borrowed $34,406 on its line of credit and incurred a cash overdraft on its cash management account of $593, which was recorded in accounts payable.  Upon completion of the underwritten common stock offering in April 2022, the Company repaid its line of credit and generated a cash balance with the remaining portion of the proceeds.  The Company expects the cash balance to be fully utilized in 2022, after which the cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  Accounts receivable – customers for the three months ended March 31, 2022 were consistent with the end of 2021.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2022, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer collections, including the aging of balances in payment agreements, and determined its allowance for doubtful accounts should remain elevated compared to historical norms.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2022, the Company generated $5,333 internally from operations as compared to the $6,597 it generated during the first three months of 2021.  The decrease was primarily due to the prior year decrease in accounts receivable – customers due to a strengthening in the timeliness of payments not repeated in the current year.

Common Stock
On April 5, 2022, the Company closed an underwritten public offering of 975,600 shares of its common stock, with an offering price of $41 per share.  On April 7, 2022, the Company closed on the full exercise of the underwriter’s option to purchase an additional 146,340 shares of its common stock at the same price.  Janney Montgomery Scott LLC was the underwriter in the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of approximately $44,000.  The net proceeds were used to repay the Company’s borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

Common stockholders’ equity as a percent of the total capitalization was 50.0% as of March 31, 2022, compared with 50.6% as of December 31, 2021.  Based on the equity percentage falling to fifty percent, the Company completed the underwritten common stock offering, increasing equity as a percentage of total capitalization.  It is the Company’s general intent to target a ratio between fifty and fifty-four percent.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of March 31, 2022, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  The Company had $34,406 in outstanding borrowings under its line of credit as of March 31, 2022.  The interest rate on the line of credit borrowings as of March 31, 2022 was 1.30%.  Upon completion of the underwritten common stock offering in April 2022, the Company repaid its line of credit.  The Company expects to extend the maturity for this line of credit into 2024 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet anticipated financing needs throughout 2022.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 50.0% as of March 31, 2022, compared with 49.4% as of December 31, 2021.  Based on the debt percentage reaching fifty percent, the Company completed an underwritten common stock offering in April 2022 and repaid its line of credit, decreasing long-term debt as a percentage of total capitalization.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.

The variable rate line of credit and the interest rate swap of the Company use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority (UK FCA), which regulates LIBOR, has previously announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021.  On January 4, 2022, the UK FCA announced that certain dollar denominated LIBOR settings, including the 1-month setting used by the Company’s variable line of credit and interest rate swap, would be calculated through June 30, 2023.  This indicates that the continuation of LIBOR on the current basis is not guaranteed after that date and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified.  The Company’s line of credit agreement explicitly states that another index may be used if LIBOR is discontinued or otherwise unavailable.  The Company believes that it is implicit in its other agreements that a successor rate to LIBOR may be used.  The Company is not yet aware what successor rate will be used and therefore cannot estimate the impact to the Company’s financial position, results of operations and cash flows, but it could include an increase in the cost of the variable rate indebtedness.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
Under the Internal Revenue Service TPR, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2022.

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

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,401 and $1,351 through March 31, 2022 and December 31, 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,450.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2022.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: May 3, 2022	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: May 3, 2022	Matthew E. Poff Principal Financial and Accounting Officer