Form 10-Q
period 2022-06-30
YORK WATER CO
filed 2022-08-04
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	14,266,728 Shares outstanding as of August 4, 2022

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2022	Dec. 31, 2021
ASSETS
UTILITY PLANT, at original cost	$508,342	$485,750
Plant acquisition adjustments	(3,603)	(3,637)
Accumulated depreciation	(102,870)	(99,204)
Net utility plant	401,869	382,909

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $495 in 2022 and $483 in 2021	711	717

CURRENT ASSETS:
Cash and cash equivalents	2,644	1
Accounts receivable, net of reserves of $824 in 2022 and $855 in 2021	5,270	4,634
Unbilled revenues	3,014	2,784
Recoverable income taxes	895	894
Materials and supplies inventories, at cost	2,337	1,917
Prepaid expenses	1,446	1,032
Total current assets	15,606	11,262

OTHER LONG-TERM ASSETS:
Prepaid pension cost	16,139	14,054
Note receivable	255	255
Deferred regulatory assets	47,910	45,280
Other assets	4,493	4,376
Total other long-term assets	68,797	63,965

Total Assets	$486,983	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2022	Dec. 31, 2021
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,264,763 shares in 2022 and 13,112,948 shares in 2021	$133,239	$88,230
Retained earnings	67,945	64,392
Total common stockholders' equity	201,184	152,622

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	109,637	138,869

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	7,500	7,500
Accounts payable	9,138	6,712
Dividends payable	2,522	2,293
Accrued compensation and benefits	1,531	1,575
Accrued interest	966	959
Deferred regulatory liabilities	594	607
Other accrued expenses	382	440
Total current liabilities	22,633	20,086

DEFERRED CREDITS:
Customers' advances for construction	14,777	12,820
Deferred income taxes	53,158	49,590
Deferred employee benefits	4,575	4,530
Deferred regulatory liabilities	38,010	36,374
Other deferred credits	1,135	2,086
Total deferred credits	111,655	105,400

Contributions in aid of construction	41,874	41,876

Total Stockholders' Equity and Liabilities	$486,983	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

OPERATING REVENUES:	$14,899	$13,801	$29,139	$26,882

OPERATING EXPENSES:
Operation and maintenance	2,915	2,949	6,366	5,755
Administrative and general	2,579	2,441	5,236	4,852
Depreciation and amortization	2,493	2,198	4,973	4,372
Taxes other than income taxes	338	311	692	647
	8,325	7,899	17,267	15,626

Operating income	6,574	5,902	11,872	11,256

OTHER INCOME (EXPENSES):
Interest on debt	(1,205)	(1,222)	(2,502)	(2,436)
Allowance for funds used during construction	225	311	520	573
Other pension costs	(319)	(303)	(638)	(607)
Other income (expenses), net	(80)	(44)	(429)	(145)
	(1,379)	(1,258)	(3,049)	(2,615)

Income before income taxes	5,195	4,644	8,823	8,641

Income taxes	166	160	(65)	452

Net Income	$5,029	$4,484	$8,888	$8,189

Basic Earnings Per Share	$0.36	$0.35	$0.65	$0.63

Diluted Earnings Per Share	$0.36	$0.35	$0.65	$0.63

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2022	13,123,619	$88,725	$65,695	$154,420
Net income	–	–	5,029	5,029
Cash dividends declared, $0.1949 per share	–	–	(2,779)	(2,779)
Issuance of common stock	1,121,940	43,970	–	43,970
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,185	431	–	431
Stock-based compensation	8,019	113	–	113
Balance, June 30, 2022	14,264,763	$133,239	$67,945	$201,184

Balance, December 31, 2021	13,112,948	$88,230	$64,392	$152,622
Net income	–	–	8,888	8,888
Cash dividends declared, $0.3898 per share	–	–	(5,335)	(5,335)
Issuance of common stock	1,121,940	43,970	–	43,970
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	21,856	881	–	881
Stock-based compensation	8,019	158	–	158
Balance, June 30, 2022	14,264,763	$133,239	$67,945	$201,184

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2021	13,071,733	$86,436	$58,574	$145,010
Net income	–	–	4,484	4,484
Cash dividends declared, $0.1874 per share	–	–	(2,452)	(2,452)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	12,152	571	–	571
Stock-based compensation	6,170	93	–	93
Balance, June 30, 2021	13,090,055	$87,100	$60,606	$147,706

Balance, December 31, 2020	13,060,817	$85,935	$57,317	$143,252
Net income	–	–	8,189	8,189
Cash dividends declared, $0.3748 per share	–	–	(4,900)	(4,900)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	23,068	1,044	–	1,044
Stock-based compensation	6,170	121	–	121
Balance, June 30, 2021	13,090,055	$87,100	$60,606	$147,706

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)
	Six Months Ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,888	$8,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,973	4,372
Stock-based compensation	158	121
Decrease in deferred income taxes	(64)	(72)
Other	62	38
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(1,069)	443
(Increase) decrease in recoverable income taxes	(1)	68
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(5,993)	(4,471)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	4,052	3,415
Increase (decrease) in accrued interest	7	(1)
Net cash provided by operating activities	11,013	12,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $291 in 2022 and $320 in 2021	(19,004)	(16,043)
Net cash used in investing activities	(19,004)	(16,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	2,590	1,204
Repayments of customer advances	(635)	(476)
Proceeds of long-term debt issues	13,674	23,910
Repayments of long-term debt	(42,994)	(20,575)
Changes in cash overdraft position	(1,746)	(1,263)
Issuance of common stock	44,851	1,044
Dividends paid	(5,106)	(4,899)
Net cash provided by (used in) financing activities	10,634	(1,055)

Net change in cash, cash equivalents, and restricted cash	2,643	(4,996)
Cash, cash equivalents, and restricted cash at beginning of period	1	5,002
Cash and cash equivalents at end of period	$2,644	$6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,132	$2,016
Income taxes	–	217

Supplemental disclosure of non-cash investing and financing activities: Accounts payable includes $5,796 in 2022 and $5,166 in 2021 for the construction of utility plant.

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, the Company is uncertain of the ultimate impact it could have on the business.

2.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Jun. 30, 2022	As of Dec. 31, 2021	Change

Accounts receivable – customers	$5,742	$5,034	$708
Other receivables	352	455	(103)
	6,094	5,489	605
Less: allowance for doubtful accounts	(824)	(855)	31
Accounts receivable, net	$5,270	$4,634	$636

Unbilled revenue	$3,014	$2,784	$230

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

3.  Common Stock and Earnings Per Share

Net income of $5,029 and $4,484 for the three months ended June 30, 2022 and 2021, respectively, and $8,888 and $8,189 for the six months ended June 30, 2022 and 2021, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Weighted average common shares, basic	14,188,579	13,068,806	13,650,118	13,062,374
Effect of dilutive securities:
Employee stock-based compensation	1,123	1,435	1,060	1,088
Weighted average common shares, diluted	14,189,702	13,070,241	13,651,178	13,063,462

On April 5, 2022, the Company closed an underwritten public offering of 975,600 shares of its common stock, with an offering price of $41 per share.  On April 7, 2022, the Company closed on the full exercise of the underwriter’s option to purchase an additional 146,340 shares of its common stock at the same price.  Janney Montgomery Scott LLC was the underwriter in the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of $43,970.  The net proceeds were used to repay the Company’s borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or six months ended June 30, 2022 and 2021.  As of June 30, 2022, 618,004 shares remain authorized for repurchase.

4.  Debt

For the six months ended June 30, 2022, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, which is summarized in the table below.

	As of Jun. 30, 2022	As of Dec. 31, 2021

8.43% Senior Notes, Series D, due 2022	$7,500	$7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
Committed Line of Credit, due September 2023	–	29,320
Total long-term debt	119,870	149,190
Less discount on issuance of long-term debt	(164)	(169)
Less unamortized debt issuance costs	(2,569)	(2,652)
Less current maturities	(7,500)	(7,500)
Long-term portion	$109,637	$138,869

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company’s net payment rate on the swap was 2.60% and 3.09% for the three months ended June 30, 2022 and 2021, respectively, and 2.75% and 3.02% for the six months ended June 30, 2022 and 2021, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $78 and $93 for the three months ended June 30, 2022 and 2021, respectively, and $168 and $184 for the six months ended June 30, 2022 and 2021, respectively. The overall swap result was a (gain) loss of $(281) and $212 for the three months ended June 30, 2022 and 2021, respectively, and $(775) and $(219) for the six months ended June 30, 2022 and 2021, respectively. The Company expects to reclassify $154 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On October 8, 2021, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of June 30, 2022.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2022, the Company would have been required to pay the counterparty approximately $1,173.

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

Description	June 30, 2022	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$1,135	$1,135

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of June 30, 2022.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2022.  The use of the Company's credit rating resulted in a reduction in the fair value of the swap liability of $38 as of June 30, 2022.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2021 is shown in the table below.

Description	December 31, 2021	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,086	$2,086

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $119,870 at June 30, 2022, and $149,190 at December 31, 2021, had an estimated fair value of approximately $108,000 and $168,000 respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at June 30, 2022 of $14,777 and $255, respectively.  At December 31, 2021, customers' advances for construction and note receivable had carrying values of $12,820 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company has committed to capital expenditures of approximately $39,205 to armor and replace the spillway of the Lake Williams dam, of which $35,066 remains to be incurred as of June 30, 2022.  The Company may make additional commitments for this project in the future.

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection, or DEP, in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test and successfully completed its commitment to exceed the LCR replacement schedule by replacing all the known company-owned lead service lines within four years from the agreement.  In June 2022, DEP determined the Company had completed all requirements and terminated the consent order agreement.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,482 and $1,351 through June 30, 2022 and December 31, 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,700.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Water utility service:
Residential	$8,819	$8,543	$17,266	$16,688
Commercial and industrial	3,896	3,629	7,484	6,939
Fire protection	836	795	1,672	1,601
Wastewater utility service:
Residential	925	474	1,854	945
Commercial and industrial	116	79	225	158
Billing and revenue collection services	84	120	214	239
Collection services	89	11	148	11
Other revenue	5	10	19	20
Total Revenue from Contracts with Customers	14,770	13,661	28,882	26,601
Rents from regulated property	129	140	257	281
Total Operating Revenue	$14,899	$13,801	$29,139	$26,882

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

Billing and Revenue Collection Service
The Company provides billing and revenue collection service as distinct performance obligations to two municipalities within the service territory of the Company.  The municipalities provide service to their residents and the Company acts as the billing and revenue collection agent for the municipalities.  The transaction price is a fixed amount per bill prepared as established in the contract.  There is no variable consideration.  Due to the fact that both the billing performance obligation and the revenue collection performance obligation are materially complete by the end of the reporting period, the Company does not allocate the transaction price between the two performance obligations.  The performance obligations are satisfied at a point in time when the bills are sent as the municipalities receive all the benefits and bears all of the risk of non-collection at that time.  Each municipality is invoiced when the bills are complete and the invoice is due within thirty days.  The billing and revenue collection service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.

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

9.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 27, 2022 and seeks an annual increase in water rates of $18,854, which would represent a 33.8% increase, and an annual increase in wastewater rates of $1,457, which would represent a 35% increase.  The request is currently under review by the PPUC and other interested parties.  Any rate increase approved by the PPUC will be effective no later than March 1, 2023.  There can be no assurance that the PPUC will grant the Company's rate increase in the amount requested, if at all.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The Company's earnings are currently below the regulatory benchmark allowing the Company to collect DSIC.  The DSIC provided revenues of $558 and $25 for the three months ended June 30, 2022 and 2021, respectively, and $962 and $25 for the six months ended June 30, 2022 and 2021, respectively.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Service cost	$256	$272	$512	$543
Interest cost	334	302	668	604
Expected return on plan assets	(1,054)	(913)	(2,109)	(1,826)
Amortization of actuarial loss	–	121	–	242
Amortization of prior service cost	(3)	(3)	(6)	(6)
Rate-regulated adjustment	1,042	796	2,085	1,593
Net periodic pension expense	$575	$575	$1,150	$1,150

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2021 that it expected to contribute $2,300 to its pension plans in 2022.  For the six months ended June 30, 2022, contributions of $1,150 have been made.  The Company expects to contribute the remaining $1,150 during the final two quarters of 2022.

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

On May 2, 2022, the Board awarded stock to non-employee directors effective May 2, 2022.  This stock award vested immediately.  On May 2, 2022, the Compensation Committee awarded restricted stock to officers and key employees effective May 2, 2022.  This stock award vests ratably over three years beginning May 2, 2022.

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

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2022.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	8,804	$46.91
Granted	8,052	$38.87
Vested	(4,454)	$42.22
Forfeited	(33)	$51.40
Nonvested at end of the period	12,369	$43.35

For the three months ended June 30, 2022 and 2021, the statement of income includes $113 and $93 of stock-based compensation, respectively, and related recognized tax benefits of $33 and $27, respectively. For the six months ended June 30, 2022 and 2021, the statement of income includes $158 and $121 of stock-based compensation, respectively, and related recognized tax benefits of $46 and $35, respectively. The total fair value of the shares vested in the six months ended June 30, 2022 was $188. Total stock-based compensation related to nonvested awards not yet recognized is $536 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 3.2% and 3.4% for the three months ended June 30, 2022 and 2021, respectively, and (0.7)% and 5.2% for the six months ended June 30, 2022 and 2021, respectively.  The lower effective tax rate is primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has not yet determined the amount resulting from the remeasurement of the state portion of its deferred income taxes at these new rates but does not expect the impact to be material.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

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

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons.  This combined watershed area is approximately 117 square miles.  The Company has two reservoirs, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements its reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company also owns nine wells which are capable of providing a safe yield of approximately 597,000 gallons per day to supply water to the customers of its satellite systems in Adams County.  As of June 30, 2022, the Company's average daily availability was 35.6 million gallons, and average daily consumption was approximately 20.5 million gallons.  The Company's service territory had an estimated population of 204,000 as of December 31, 2021.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

The Company has agreements with several municipalities to provide billing and collection services.  The Company also has a service line protection program on a targeted basis in order to further diversify its business.  Under this optional program, customers pay a fixed monthly fee, and the Company will repair or replace damaged customer service lines, as needed, subject to an annual maximum dollar amount.  The Company continues to review and consider opportunities to expand both initiatives.

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

Results of Operations

Three Months Ended June 30, 2022 Compared
With Three Months Ended June 30, 2021

Net income for the second quarter of 2022 was $5,029, an increase of $545, or 12.2%, from net income of $4,484 for the same period of 2021.  The primary contributing factors to the increase were higher operating revenues which were partially offset by higher expenses.

Operating revenues for the second quarter of 2022 increased $1,098, or 8.0%, from $13,801 for the three months ended June 30, 2021 to $14,899 for the corresponding 2022 period.  The increase was primarily due to growth in the customer base and revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $558.  The average number of wastewater customers served in 2022 increased as compared to 2021 by 2,212 customers, from 3,321 to 5,533 customers, primarily due to the West Manheim Township acquisition.  The average number of water customers served in 2022 increased as compared to 2021 by 776 customers, from 69,532 to 70,308 customers.  Total per capita consumption for 2022 was approximately 0.7% lower than the same period of last year.

Operating expenses for the second quarter of 2022 increased $426, or 5.4%, from $7,899 for the second quarter of 2021 to $8,325 for the corresponding 2022 period.  The increase was primarily due to higher expenses of approximately $295 for depreciation, $148 for insurance, $129 for water treatment, and $40 for wages.  Other expenses increased by a net of $78.  The increased expenses were partially offset by reduced expenses of $221 for wastewater treatment as a one-time reimbursement offset higher expenses and $43 for distribution system maintenance.

Interest on debt for the second quarter of 2022 decreased $17, or 1.4%, from $1,222 for the second quarter of 2021 to $1,205 for the corresponding 2022 period.  The decrease was primarily due a decrease in long-term debt outstanding.  Upon the completion of the underwritten common stock offering in April 2022, the Company repaid its line of credit.  The average debt outstanding under the line of credit was $1,524 for the second quarter of 2022 and $8,416 for the second quarter of 2021.  The weighted average interest rate on the line of credit was 0.07% for the quarter ended June 30, 2022 and 1.30% for the quarter ended June 30, 2021.

Allowance for funds used during construction decreased $86, from $311 in the second quarter of 2021 to $225 in the corresponding 2022 period due to a lower volume of eligible construction.

Other income (expenses), net for the second quarter of 2022 reflects increased expenses of $36 as compared to the same period of 2021.  Lower earnings on life insurance policies of approximately $28 were the primary reason for the decrease.  Other expenses increased by a net of $8.

Income taxes for the second quarter of 2022 increased $6, or 3.8%, compared to the same period of 2021.  The Company’s effective tax rate was 3.2% for the second quarter of 2022 and 3.4% for the second quarter of 2021.

Six Months Ended June 30, 2022 Compared
With Six Months Ended June 30, 2021

Net income for the first six months of 2022 was $8,888, an increase of $699, or 8.5%, from net income of $8,189 for the same period of 2021.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher expenses.

Operating revenues for the first six months of 2022 increased $2,257, or 8.4%, from $26,882 for the six months ended June 30, 2021 to $29,139 for the corresponding 2022 period.  The increase was primarily due to growth in the customer base and revenues from the DSIC of $962.  The average number of wastewater customers served in 2022 increased as compared to 2021 by 2,191 customers, from 3,308 to 5,499 customers, primarily due to the West Manheim Township acquisition.  The average number of water customers served in 2022 increased as compared to 2021 by 681 customers, from 69,470 to 70,151 customers.  Total per capita consumption for 2022 was approximately 0.5% higher than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory, the DSIC, and higher summer demand.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for the first six months of 2022 increased $1,641, or 10.5%, from $15,626 for the first six months of 2021 to $17,267 for the corresponding 2022 period.  The increase was primarily due to higher expenses of approximately $601 for depreciation, $181 for wages, $175 for insurance, $163 for water treatment, $156 for distribution system maintenance, $104 for outside services, and $79 for wastewater treatment as higher expenses were offset by a one-time reimbursement.  Other expenses increased by a net of $182.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for the first six months of 2022 increased $66, or 2.7%, from $2,436 for the first six months of 2021 to $2,502 for the corresponding 2022 period.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the lines of credit was $16,938 for the first six months of 2022 and $7,623 for the first six months of 2021.  The weighted average interest rate on the lines of credit was 0.68% for the six months ended June 30, 2022 and 1.30% for the six months ended June 30, 2021.  Interest expense for the remainder of the year is expected to decrease due to the repayment of the line of credit upon the completion of the underwritten common stock offering in April 2022.

Allowance for funds used during construction decreased $53, from $573 in the first six months of 2021 to $520 in the corresponding 2022 period due to a lower volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first six months of 2022 reflects increased expenses of $284 as compared to the same period of 2021.  Higher charitable contributions of approximately $257 and lower earnings on life insurance policies of $30 were the primary reasons for the increase.  Other expenses decreased by a net of $3.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first six months of 2022 decreased $517, or 114.4%, compared to the same period of 2021 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (0.7)% for the first six months of 2022 and 5.2% for the first six months of 2021.  The Company's effective tax rate for the remainder of 2022 will be largely determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

Effective July 1, 2022, the Company's tariff included a DSIC on revenues of 4.91%.

Acquisitions and Growth

On June 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2023 at which time the Company will add approximately 180 wastewater customers.

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

Capital Expenditures

For the six months ended June 30, 2022, the Company invested $19,004 in construction expenditures for routine items, armoring and replacing the spillway of the Lake Williams dam, and wastewater treatment plant construction as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, cash generated from the underwritten common stock offering, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2022 of approximately $26,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for armoring and replacing the spillway of the Lake Williams dam, additional main extensions, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through cash generated from the underwritten common stock offering, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2022.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to fund anticipated capital and acquisition expenditures in 2022 and 2023.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of June 30, 2022, the Company had no borrowings on its line of credit and had a cash balance of $2,644.  Upon completion of the underwritten common stock offering in April 2022, the Company repaid its line of credit and generated a cash balance with the remaining portion of the proceeds.  The Company expects the cash balance to be fully utilized in 2022, after which the cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended June 30, 2022, higher revenue levels as compared to the end of 2021 resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2022, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer collections, including the aging of balances in payment agreements, and determined its allowance for doubtful accounts should remain elevated compared to historical norms.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2022, the Company generated $11,013 internally from operations as compared to the $12,102 it generated during the first six months of 2021.  The decrease was primarily due to the increase in accounts receivable – customers.

Common Stock
On April 5, 2022, the Company closed an underwritten public offering of 975,600 shares of its common stock, with an offering price of $41 per share.  On April 7, 2022, the Company closed on the full exercise of the underwriter’s option to purchase an additional 146,340 shares of its common stock at the same price.  Janney Montgomery Scott LLC was the underwriter in the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of $43,970.  The net proceeds were used to repay the Company’s borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

Common stockholders’ equity as a percent of the total capitalization was 62.7% as of June 30, 2022, compared with 50.6% as of December 31, 2021.  Based on the equity percentage falling to fifty percent, the Company completed the underwritten common stock offering, increasing equity as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-four percent of total capitalization.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of June 30, 2022, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  The Company had no outstanding borrowings under its line of credit as of June 30, 2022.  Upon completion of the underwritten common stock offering in April 2022, the Company repaid its line of credit.  The Company expects to extend the maturity for this line of credit into 2024 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet anticipated financing needs throughout 2022 and 2023.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 37.3% as of June 30, 2022, compared with 49.4% as of December 31, 2021.  Based on the debt percentage reaching fifty percent, the Company completed an underwritten common stock offering in April 2022 and repaid its line of credit, decreasing long-term debt as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.

The variable rate line of credit and the interest rate swap of the Company use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority (UK FCA), which regulates LIBOR, has previously announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021.  On January 4, 2022, the UK FCA announced that certain dollar denominated LIBOR settings, including the 1-month setting used by the Company’s variable line of credit and interest rate swap, would be calculated through June 30, 2023.  This indicates that the continuation of LIBOR on the current basis is not guaranteed after that date and based on the foregoing, it appears likely that LIBOR will be discontinued or modified.  The Company’s line of credit agreement explicitly states that another index may be used if LIBOR is discontinued or otherwise unavailable.  The Company believes that it is implicit in its other agreements that a successor rate to LIBOR may be used.  The Company is not yet aware what successor rate will be used and therefore cannot estimate the impact to the Company’s financial position, results of operations and cash flows, but it could include an increase in the cost of the variable rate indebtedness.

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

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has not yet determined the amount resulting from the remeasurement of the state portion of its deferred income taxes at these new rates but does not expect the impact to be material.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2022.

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

Environmental Matters

The Company entered into a consent order agreement with the Pennsylvania Department of Environmental Protection, or DEP, in December 2016 after the Company determined it exceeded the action level for lead as established by the Lead and Copper Rule, or LCR, issued by the U.S. Environmental Protection Agency.  The Company did not have an exceedance in any subsequent compliance test and successfully completed its commitment to exceed the LCR replacement schedule by replacing all the known company-owned lead service lines within four years from the agreement.  In June 2022, DEP determined the Company had completed all requirements and terminated the consent order agreement.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,482 and $1,351 through June 30, 2022 and December 31, 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,700.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2022.

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

3.1	Amended and Restated By-Laws. Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012.

10.1	Form of Amended and Restated Change in Control Agreement made as of August 1, 2022 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in the attached schedule.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: August 4, 2022	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: August 4, 2022	Matthew E. Poff Principal Financial and Accounting Officer