Form 10-Q
period 2022-09-30
YORK WATER CO
filed 2022-11-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, No par value	14,276,321 Shares outstanding as of November 3, 2022

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2022	Dec. 31, 2021
ASSETS
UTILITY PLANT, at original cost	$526,229	$485,750
Plant acquisition adjustments	(3,586)	(3,637)
Accumulated depreciation	(104,816)	(99,204)
Net utility plant	417,827	382,909

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $493 in 2022 and $483 in 2021	733	717

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $834 in 2022 and $855 in 2021	5,461	4,634
Unbilled revenues	3,084	2,784
Recoverable income taxes	870	894
Materials and supplies inventories, at cost	2,347	1,917
Prepaid expenses	1,557	1,032
Total current assets	13,320	11,262

OTHER LONG-TERM ASSETS:
Prepaid pension cost	17,182	14,054
Note receivable	255	255
Deferred regulatory assets	39,821	45,280
Other assets	4,517	4,376
Total other long-term assets	61,775	63,965

Total Assets	$493,655	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2022	Dec. 31, 2021
STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,275,456 shares in 2022 and 13,112,948 shares in 2021	$133,730	$88,230
Retained earnings	70,846	64,392
Total common stockholders' equity	204,576	152,622

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	116,788	138,869

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	7,500	7,500
Accounts payable	12,076	6,712
Dividends payable	2,523	2,293
Accrued compensation and benefits	1,585	1,575
Accrued interest	1,084	959
Deferred regulatory liabilities	588	607
Other accrued expenses	400	440
Total current liabilities	25,756	20,086

DEFERRED CREDITS:
Customers' advances for construction	15,331	12,820
Deferred income taxes	46,317	49,590
Deferred employee benefits	4,597	4,530
Deferred regulatory liabilities	37,699	36,374
Other deferred credits	717	2,086
Total deferred credits	104,661	105,400

Contributions in aid of construction	41,874	41,876

Total Stockholders' Equity and Liabilities	$493,655	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

OPERATING REVENUES	$15,811	$14,503	$44,950	$41,385

OPERATING EXPENSES:
Operation and maintenance	3,746	2,997	10,112	8,752
Administrative and general	2,328	2,292	7,564	7,144
Depreciation and amortization	2,572	2,223	7,545	6,595
Taxes other than income taxes	309	307	1,001	954
	8,955	7,819	26,222	23,445

Operating income	6,856	6,684	18,728	17,940

OTHER INCOME (EXPENSES):
Interest on debt	(1,204)	(1,237)	(3,706)	(3,673)
Allowance for funds used during construction	382	310	902	883
Other pension costs	(318)	(304)	(956)	(911)
Other income (expenses), net	(117)	(34)	(546)	(179)
	(1,257)	(1,265)	(4,306)	(3,880)

Income before income taxes	5,599	5,419	14,422	14,060

Income taxes	(82)	625	(147)	1,077

Net Income	$5,681	$4,794	$14,569	$12,983

Basic Earnings Per Share	$0.40	$0.36	$1.05	$0.99

Diluted Earnings Per Share	$0.40	$0.36	$1.05	$0.99

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2022	14,264,763	$133,239	$67,945	$201,184
Net income	–	–	5,681	5,681
Cash dividends declared, $0.1949 per share	–	–	(2,780)	(2,780)
Issuance of common stock	–	–	–	–
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,160	441	–	441
Stock-based compensation	(467)	50	–	50
Balance, September 30, 2022	14,275,456	$133,730	$70,846	$204,576

Balance, December 31, 2021	13,112,948	$88,230	$64,392	$152,622
Net income	–	–	14,569	14,569
Cash dividends declared, $0.5847 per share	–	–	(8,115)	(8,115)
Issuance of common stock	1,121,940	43,970	–	43,970
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	33,016	1,322	–	1,322
Stock-based compensation	7,552	208	–	208
Balance, September 30, 2022	14,275,456	$133,730	$70,846	$204,576

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2021	13,090,055	$87,100	$60,606	$147,706
Net income	–	–	4,794	4,794
Cash dividends declared, $0.1874 per share	–	–	(2,454)	(2,454)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	12,869	568	–	568
Stock-based compensation	–	46	–	46
Balance, September 30, 2021	13,102,924	$87,714	$62,946	$150,660

Balance, December 31, 2020	13,060,817	$85,935	$57,317	$143,252
Net income	–	–	12,983	12,983
Cash dividends declared, $0.5622 per share	–	–	(7,354)	(7,354)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	35,937	1,612	–	1,612
Stock-based compensation	6,170	167	–	167
Balance, September 30, 2021	13,102,924	$87,714	$62,946	$150,660

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)
	Nine Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,569	$12,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,545	6,595
Stock-based compensation	208	167
Increase (decrease) in deferred income taxes	(170)	53
Other	38	46
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(1,431)	745
Decrease in recoverable income taxes	24	700
(Increase) decrease in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	771	(6,911)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	(4,368)	3,989
Increase in accrued interest	125	109
Net cash provided by operating activities	17,311	18,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $504 in 2022 and $493 in 2021	(34,050)	(27,434)
Acquisitions of water and wastewater systems	(2,826)	–
Net cash used in investing activities	(36,876)	(27,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	3,281	1,955
Repayments of customer advances	(772)	(772)
Proceeds of long-term debt issues	26,000	37,452
Repayments of long-term debt	(48,213)	(28,960)
Changes in cash overdraft position	1,862	14
Issuance of common stock	45,292	1,612
Dividends paid	(7,885)	(7,344)
Net cash provided by financing activities	19,565	3,957

Net change in cash, cash equivalents, and restricted cash	–	(5,001)
Cash, cash equivalents, and restricted cash at beginning of period	1	5,002
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,976	$2,936
Income taxes	–	217

Supplemental disclosure of non-cash investing and financing activities: Accounts payable includes $5,536 in 2022 and $3,562 in 2021 for the construction of utility plant.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, the Company is uncertain of the ultimate impact it could have on the business.

2.  Acquisitions

On August 11, 2022, the Company completed the acquisition of the water assets and wastewater collection and treatment assets of Country View Manor Community, LLC in York County, Pennsylvania.  The Company began operating the existing water assets and wastewater collection and treatment assets on August 15, 2022.  The acquisition resulted in the addition of approximately 50 water and wastewater customers with purchase price and acquisition costs of approximately $39.  This acquisition is immaterial to Company results.

On August 25, 2022, the Company completed the acquisition of the water assets and wastewater collection and treatment assets jointly owned by Letterkenny Industrial Development Authority and Franklin County General Authority in Franklin County, Pennsylvania.  The Company began operating the existing water assets and wastewater collection and treatment assets on August 29, 2022.  The acquisition resulted in the addition of approximately 90 water and wastewater customers with purchase price and acquisition costs of approximately $2,787.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of Sep. 30, 2022	As of Dec. 31, 2021	Change

Accounts receivable – customers	$5,873	$5,034	$839
Other receivables	422	455	(33)
	6,295	5,489	806
Less: allowance for doubtful accounts	(834)	(855)	21
Accounts receivable, net	$5,461	$4,634	$827

Unbilled revenue	$3,084	$2,784	$300

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

4.  Common Stock and Earnings Per Share

Net income of $5,681 and $4,794 for the three months ended September 30, 2022 and 2021, respectively, and $14,569 and $12,983 for the nine months ended September 30, 2022 and 2021, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Weighted average common shares, basic	14,254,570	13,083,762	13,853,816	13,069,582
Effect of dilutive securities:
Employee stock-based compensation	703	563	407	347
Weighted average common shares, diluted	14,255,273	13,084,325	13,854,223	13,069,929

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

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company's common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or nine months ended September 30, 2022 and 2021.  As of September 30, 2022, 618,004 shares remain authorized for repurchase.

5.  Debt

	As of Sep. 30, 2022	As of Dec. 31, 2021

8.43% Senior Notes, Series D, due 2022	$7,500	$7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
Committed Line of Credit, due September 2024	7,107	29,320
Total long-term debt	126,977	149,190
Less discount on issuance of long-term debt	(161)	(169)
Less unamortized debt issuance costs	(2,528)	(2,652)
Less current maturities	(7,500)	(7,500)
Long-term portion	$116,788	$138,869

In the third quarter of 2022, the Company renewed its committed line of credit and extended the maturity date to September 2024.  As part of the renewal, the interest rate will change from LIBOR plus 1.05% to a successor rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% on January 1, 2023, in advance of the likely discontinuation of LIBOR in 2023.  No other terms or conditions of the line of credit agreement were modified.

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company's $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company's interest rate risk.  The Company’s net payment rate on the swap was 1.78% and 3.13% for the three months ended September 30, 2022 and 2021, respectively, and 2.43% and 3.06% for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $52 and $94 for the three months ended September 30, 2022 and 2021, respectively, and $220 and $278 for the nine months ended September 30, 2022 and 2021, respectively. The overall swap result was a gain of $357 and $31 for the three months ended September 30, 2022 and 2021, respectively, and $1,132 and $250 for the nine months ended September 30, 2022 and 2021, respectively. The Company expects to reclassify $70 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor's.  If the Company's rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On August 9, 2022, Standard & Poor's affirmed the Company's credit rating at A-, with a stable outlook and adequate liquidity.  The Company's interest rate swap was in a liability position as of September 30, 2022.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2022, the Company would have been required to pay the counterparty approximately $701.

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

Description	September 30, 2022	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$717	$717

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company's credit quality as of September 30, 2022.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2022.  The fair value of the swap reflecting the Company's credit quality as of December 31, 2021 is shown in the table below.

Description	December 31, 2021	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,086	$2,086

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company's total long-term debt, with a carrying value of $126,977 at September 30, 2022, and $149,190 at December 31, 2021, had an estimated fair value of approximately $105,000 and $168,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers' advances for construction and note receivable had carrying values at September 30, 2022 of $15,331 and $255, respectively.  At December 31, 2021, customers' advances for construction and note receivable had carrying values of $12,820 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company has committed to capital expenditures of approximately $39,205 to armor and replace the spillway of the Lake Williams dam, of which $29,626 remains to be incurred as of September 30, 2022.  The Company may make additional commitments for this project in the future.

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

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,501 and $1,351 through September 30, 2022 and December 31, 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,700.  This estimate is subject to adjustment as more facts become available.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Water utility service:
Residential	$9,282	$8,872	$26,548	$25,560
Commercial and industrial	4,208	3,952	11,692	10,891
Fire protection	856	827	2,528	2,428
Wastewater utility service:
Residential	976	481	2,830	1,426
Commercial and industrial	209	79	434	237
Billing and revenue collection services	149	121	363	360
Collection services	3	18	151	29
Other revenue	6	18	25	38
Total Revenue from Contracts with Customers	15,689	14,368	44,571	40,969
Rents from regulated property	122	135	379	416
Total Operating Revenue	$15,811	$14,503	$44,950	$41,385

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers' bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark.  The Company's earnings are currently below the regulatory benchmark allowing the Company to collect DSIC.  The DSIC provided revenues of $661 and $255 for the three months ended September 30, 2022 and 2021, respectively, and $1,623 and $280 for the nine months ended September 30, 2022 and 2021, respectively.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Service cost	$257	$271	$769	$814
Interest cost	334	302	1,002	906
Expected return on plan assets	(1,054)	(913)	(3,163)	(2,739)
Amortization of actuarial loss	–	121	–	363
Amortization of prior service cost	(4)	(3)	(10)	(9)
Rate-regulated adjustment	1,042	797	3,127	2,390
Net periodic pension expense	$575	$575	$1,725	$1,725

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2021 that it expected to contribute $2,300 to its pension plans in 2022.  For the nine months ended September 30, 2022, contributions of $1,725 have been made.  The Company expects to contribute the remaining $575 during the final quarter of 2022.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2022.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	8,804	$46.91
Granted	8,052	$38.87
Vested	(5,591)	$42.60
Forfeited	(500)	$44.61
Nonvested at end of the period	10,765	$43.24

For the three months ended September 30, 2022 and 2021, the statement of income includes $50 and $46 of stock-based compensation, respectively, and related recognized tax benefits of $14 and $13, respectively. For the nine months ended September 30, 2022 and 2021, the statement of income includes $208 and $167 of stock-based compensation, respectively, and related recognized tax benefits of $60 and $48, respectively. The total fair value of the shares vested in the nine months ended September 30, 2022 was $238. Total stock-based compensation related to nonvested awards not yet recognized is $465 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was (1.5)% and 11.5% for the three months ended September 30, 2022 and 2021, respectively, and (1.0)% and 7.7% for the nine months ended September 30, 2022 and 2021, respectively.  The lower effective tax rate is primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes as of September 30, 2022.  The effect, net of the federal benefit, of $18 was recognized in income for the three and nine months ended September 30, 2022.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of September 30, 2022.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

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

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and seven wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 54 municipalities within three counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoquinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns 11 wells which are capable of providing a safe yield of approximately 637,000 gallons per day to supply water to the customers of its satellite systems in York and Adams Counties.  As of September 30, 2022, the Company's average daily availability was 37.5 million gallons, and average daily consumption was approximately 21.1 million gallons.  The Company's service territory had an estimated population of 204,000 as of December 31, 2021.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2022 Compared
With Three Months Ended September 30, 2021

Net income for the third quarter of 2022 was $5,681, an increase of $887, or 18.5%, from net income of $4,794 for the same period of 2021.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher expenses.

Operating revenues for the third quarter of 2022 increased $1,308, or 9.0%, from $14,503 for the three months ended September 30, 2021 to $15,811 for the corresponding 2022 period.  The increase was primarily due to growth in the customer base and revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $661.  The average number of wastewater customers served in 2022 increased as compared to 2021 by 2,308 customers, from 3,333 to 5,641 customers, primarily due to acquisitions.  The average number of water customers served in 2022 increased as compared to 2021 by 805 customers, from 69,756 to 70,561 customers.  Total per capita consumption for 2022 was approximately 2.1% higher than the same period of last year.

Operating expenses for the third quarter of 2022 increased $1,136, or 14.5%, from $7,819 for the third quarter of 2021 to $8,955 for the corresponding 2022 period.  The increase was primarily due to higher expenses of approximately $372 for wastewater treatment, $349 for depreciation, $172 for water treatment, $131 for billing and revenue collection services, $84 for distribution system maintenance, and $58 for wages.  Other expenses increased by a net of $56.  The increased expenses were partially offset by reduced expenses of $86 for outside services.

Interest on debt for the third quarter of 2022 decreased $33, or 2.7%, from $1,237 for the third quarter of 2021 to $1,204 for the corresponding 2022 period.  The decrease was primarily due a decrease in long-term debt outstanding.  Upon the completion of the underwritten common stock offering in April 2022, the Company repaid its line of credit.  The average debt outstanding under the line of credit was $2,587 for the third quarter of 2022 and $12,911 for the third quarter of 2021.  The weighted average interest rate on the line of credit was 2.29% for the quarter ended September 30, 2022 and 1.30% for the quarter ended September 30, 2021.

Allowance for funds used during construction increased $72, from $310 in the third quarter of 2021 to $382 in the corresponding 2022 period due to a higher volume of eligible construction.

Other income (expenses), net for the third quarter of 2022 reflects increased expenses of $83 as compared to the same period of 2021.  Lower earnings on life insurance policies of approximately $57 were the primary reason for the decrease.  Other expenses increased by a net of $26.

Income taxes for the third quarter of 2022 decreased $707, or 113.1%, compared to the same period of 2021 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (1.5)% for the third quarter of 2022 and 11.5% for the third quarter of 2021.

Nine Months Ended September 30, 2022 Compared
With Nine Months Ended September 30, 2021

Net income for the first nine months of 2022 was $14,569, an increase of $1,586, or 12.2%, from net income of $12,983 for the same period of 2021.  The primary contributing factors to the increase were higher operating revenues and lower income taxes which were partially offset by higher expenses.

Operating revenues for the first nine months of 2022 increased $3,565, or 8.6%, from $41,385 for the nine months ended September 30, 2021 to $44,950 for the corresponding 2022 period.  The increase was primarily due to growth in the customer base and revenues from the DSIC of $1,623.  The average number of wastewater customers served in 2022 increased as compared to 2021 by 2,231 customers, from 3,316 to 5,547 customers, primarily due to the West Manheim Township acquisition.  The average number of water customers served in 2022 increased as compared to 2021 by 723 customers, from 69,565 to 70,288 customers.  Total per capita consumption for 2022 was approximately 1.1% higher than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory and the DSIC.  The duration and severity of the COVID-19 pandemic including any resulting economic slowdown or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for the first nine months of 2022 increased $2,777, or 11.8%, from $23,445 for the first nine months of 2021 to $26,222 for the corresponding 2022 period.  The increase was primarily due to higher expenses of approximately $950 for depreciation, $452 for wastewater treatment, $335 for water treatment, $240 for distribution system maintenance, $239 for wages, $178 for billing and revenue collection services, and $169 for outside services.  Other expenses increased by a net of $214.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for the first nine months of 2022 increased $33, or 0.9%, from $3,673 for the first nine months of 2021 to $3,706 for the corresponding 2022 period.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the lines of credit was $12,102 for the first nine months of 2022 and $9,405 for the first nine months of 2021.  The weighted average interest rate on the lines of credit was 1.22% for the nine months ended September 30, 2022 and 1.30% for the nine months ended September 30, 2021.  Interest expense for the remainder of the year is expected to increase due to continued borrowings under the line of credit and higher interest rates.

Allowance for funds used during construction increased $19, from $883 in the first nine months of 2021 to $902 in the corresponding 2022 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first nine months of 2022 reflects increased expenses of $367 as compared to the same period of 2021.  Higher charitable contributions of approximately $259, lower earnings on life insurance policies of $87, and higher retirement expenses of $20 were the primary reasons for the increase.  Other expenses increased by a net of $1.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first nine months of 2022 decreased $1,224, or (113.6)%, compared to the same period of 2021 primarily due to higher deductions from the IRS TPR.  The Company’s effective tax rate was (1.0)% for the first nine months of 2022 and 7.7% for the first nine months of 2021.  The Company's effective tax rate for the remainder of 2022 will be largely determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

Effective October 1, 2022, the Company's tariff included a DSIC on revenues of 4.91%.

Acquisitions and Growth

On June 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first half of 2023 at which time the Company will add approximately 180 wastewater customers.

On April 28, 2022, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets of Conewago Industrial Park Water & Sewer Company in Donegal Township, Lancaster County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first half of 2023 at which time the Company will add approximately 30 commercial and industrial water and wastewater customers.

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

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2023 at which time the Company will begin construction of a water main extension to a single point of interconnection and either supply a minimum agreed upon amount of water to the authority, receive a payment in lieu of water, or provide water during an emergency, at current tariff rates.

Capital Expenditures

For the nine months ended September 30, 2022, the Company invested $34,050 in construction expenditures for routine items, armoring and replacing the spillway of the Lake Williams dam, and wastewater treatment plant construction as well as various replacements and improvements to infrastructure.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, cash generated from the underwritten common stock offering, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2022 of approximately $11,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for armoring and replacing the spillway of the Lake Williams dam, additional main extensions, and various replacements and improvements to infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2022.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, to fund anticipated capital and acquisition expenditures in 2022 and 2023.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of September 30, 2022, the Company borrowed $7,107 on its line of credit and incurred a cash overdraft on its cash management account of $3,608.  The cash and cash management facility connected to the line of credit are expected to provide the necessary liquidity and funding for the Company's operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended September 30, 2022, higher revenue levels as compared to the end of 2021 resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2022, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer collections, including the aging of balances in payment agreements, and determined its allowance for doubtful accounts should remain elevated compared to historical norms.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2022, the Company generated $17,311 internally from operations as compared to the $18,476 it generated during the first nine months of 2021.  The decrease was primarily due to the increase in accounts receivable – customers.

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

Common stockholders’ equity as a percent of the total capitalization was 61.7% as of September 30, 2022, compared with 50.6% as of December 31, 2021.  Based on the equity percentage falling to fifty percent, the Company completed the underwritten common stock offering, increasing equity as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-four percent of total capitalization.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of September 30, 2022, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  The Company had $7,107 in outstanding borrowings under its line of credit as of September 30, 2022.  The interest rate on the line of credit borrowings as of September 30, 2022 was 3.61%.  In the third quarter of 2022, the Company renewed its committed line of credit and extended the maturity date to September 2024.  As part of the renewal, the interest rate will change from LIBOR plus 1.05% to a successor rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% on January 1, 2023, in advance of the likely discontinuation of LIBOR in 2023.  No other terms or conditions of the line of credit agreement were modified.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 38.3% as of September 30, 2022, compared with 49.4% as of December 31, 2021.  Based on the debt percentage reaching fifty percent, the Company completed an underwritten common stock offering in April 2022 and repaid its line of credit, decreasing long-term debt as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-six and fifty percent has historically been acceptable to the PPUC in rate filings.

The variable rate line of credit and the interest rate swap of the Company use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority (UK FCA), which regulates LIBOR, has previously announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021.  On January 4, 2022, the UK FCA announced that certain dollar denominated LIBOR settings, including the 1-month setting used by the Company’s variable line of credit and interest rate swap, would be calculated through June 30, 2023.  This indicates that the continuation of LIBOR on the current basis is not guaranteed after that date and based on the foregoing, it appears likely that LIBOR will be discontinued or modified.  As part of the renewal of its line of credit in the third quarter of 2022, the agreement has been amended to change the reference rate from LIBOR to SOFR on January 1, 2023.  The margin was established at the historical spread between LIBOR and SOFR to minimize the impact on the Company’s financial position, results of operations and cash flows upon this change.  The Company believes that it is implicit in its other agreements that a successor rate to LIBOR may be used.  The Company is not yet aware what successor rate will be used in those agreements and therefore cannot estimate the impact to the Company’s financial position, results of operations and cash flows, but it could include an increase in the cost of the variable rate indebtedness.

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

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes as of September 30, 2022.  The effect, net of the federal benefit, of $18 was recognized in income for the three and nine months ended September 30, 2022.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of September 30, 2022.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

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

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2022.

Credit Rating
On August 9, 2022, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,501 and $1,351 through September 30, 2022 and December 31, 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,700.  This estimate is subject to adjustment as more facts become available.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2022.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: November 3, 2022	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: November 3, 2022	Matthew E. Poff Principal Financial and Accounting Officer