Form 10-K
period 2022-12-31
YORK WATER CO
filed 2023-03-07
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Registrant’s telephone number, including area code (717) 845-3601

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

⌧ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ⌧ No

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2022 was $576,724,352.

As of March 7, 2023, there were 14,287,037 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as “may,” “should,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy and future prospects; including, but not limited to:

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather, including drought conditions or extended periods of heavy precipitation;
•	natural disasters, including pandemics such as the current outbreak of the novel strain of coronavirus known as “COVID-19” and its variants and the effectiveness of the Company’s pandemic plans;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company’s service territory;
•	construction of new housing within the Company’s service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock; and
•	the ability to obtain financing.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and eight wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 54 municipalities within three counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns eleven wells which are capable of providing a safe yield of approximately 637,000 gallons per day to supply water to the customers of its groundwater satellite systems in York and Adams Counties.  As of December 31, 2022, the Company’s average daily availability was 40.8 million gallons, and average daily consumption was approximately 21.1 million gallons.  The Company’s service territory had an estimated population of 208,000 as of December 31, 2022.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

The Company’s water business is somewhat dependent on weather conditions, particularly the amount and timing of precipitation.  Revenues are particularly vulnerable to weather conditions in the summer months.  Prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping golf courses and sports fields irrigated.  Conversely, prolonged periods of dry weather could lead to drought restrictions from governmental authorities.  Despite the Company’s adequate water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact revenues.  The Company has addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

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

The federal Groundwater Rule establishes protections against microbial pathogens in community water supplies.  This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection.  The Company holds public water supply permits issued by the DEP, which establishes the groundwater source operating conditions for its wells, including demonstrated 4-log treatment of viruses.  All of the groundwater satellite systems operated by the Company are in compliance with the federal Groundwater Rule.

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

Lead and copper may enter drinking water primarily through plumbing materials.  The Company is required to comply with the Lead and Copper Rule established by the EPA and administered by the DEP.  The Company must monitor drinking water at customer taps for compliance with this rule.  If lead concentrations exceed an action level, the Company must undertake a number of additional actions to control corrosion, inform the public about steps they should take to protect their health and may be required to replace lead service lines under its control.  The Company is currently in compliance with standards under the Lead and Copper Rule.

The DEP and the Susquehanna River Basin Commission, or SRBC, regulate the amount of water withdrawn from streams in the watershed to assure that sufficient quantities are available to meet the needs of the Company and other regulated users.  Through its Division of Dam Safety, the DEP regulates the operation and maintenance of the Company’s impounding dams.  The Company routinely inspects its dams and prepares annual reports of their condition as required by DEP regulations.  The DEP reviews these reports and inspects the Company’s dams.  The DEP most recently inspected some of the Company’s dams in 2022.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements including their concern regarding the stability of the Lake Williams spillway in light of current design standards.  The Company completed the final design and the permitting process to armor and replace the spillway of the Lake Williams dam and began construction in 2022 at a total cost of approximately $39 million.  The Lake Redman dam will be reviewed following the completion of the work on the Lake Williams dam.

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

The growth in the number of customers is due primarily to the acquisition of water and wastewater systems and organic growth. During the year ended December 31, 2022, the Company increased its number of customers from 73,144 to 76,731.  See “Management’s Discussion and Analysis – Acquisitions and Growth” for a discussion of the Company’s recent acquisitions.

The Company continues to grow its water distribution and wastewater collection systems to provide reliable service to its expanding franchised service territory and the increasing population within that territory.  During the year ended December 31, 2022, the Company installed an additional 97,800 feet of water distribution mains and acquired an additional 235,200 feet of water distribution mains resulting in 1,065 miles of water mains as of December 31, 2022.  During the year ended December 31, 2022, the Company acquired an additional 114,100 feet of wastewater collection mains resulting in 94 miles of wastewater mains as of December 31, 2022.

The Company’s growth in revenues is primarily a result of customer growth and increases in water and wastewater rates.  During the year ended December 31, 2022, the Company recognized revenue of $60,061, an increase of $4,942, or 9.0%, as compared to $55,119 during the year ended December 31, 2021.  In 2022, operating revenue was derived from the following sources and in the following percentages: residential, 65%; commercial and industrial, 27%; and other, 8%, which is primarily from the provision for fire service but includes other water and wastewater service-related income.  See “Management’s Discussion and Analysis – Rate Matters” for a discussion of the Company’s rate case management.

Information about Our Executive Officers

The Company presently has 116 employees, all of which are full time employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2023 Proxy Statement incorporated herein by reference.

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

Shareholders may request, without charge, copies of the Company’s financial reports.  Such requests, as well as other investor relations inquiries, should be addressed to:

Molly E. Houck	The York Water Company	(717) 718-2942
Investor Relations &	130 East Market Street	(800) 750-5561
Communications Administrator	York, PA 17401	mollyh@yorkwater.com

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Source of Water Supply

The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company owns two impounding dams on this primary system located in York and Springfield Townships adjoining the Borough of Jacobus to the south.  The lower dam, the Lake Williams Impounding Dam, creates a reservoir covering approximately 165 acres containing about 870 million gallons of water.  The upper dam, the Lake Redman Impounding Dam, creates a reservoir covering approximately 290 acres containing about 1.3 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons per day, or MGD.

The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.

The Company also owns satellite groundwater systems in York and Adams Counties.  The systems consist of eleven wells capable of providing a combined safe yield of approximately 637,000 gallons per day.

As of December 31, 2022, the Company’s present average daily availability was 40.8 million gallons, and daily consumption was approximately 21.1 million gallons.

Pumping Stations

The Company’s main pumping station is located in Spring Garden Township, York County, on the south branch of the Codorus Creek about four miles downstream from the Company’s lower impounding dam.  The pumping station houses pumping equipment with a combined permitted capacity of 42.0 MGD.  A large diesel backup generator is installed to provide power to the pumps in the event of an emergency.  The untreated water is pumped approximately two miles to the filtration plant through pipes owned by the Company.

The Susquehanna River Pumping Station is located on the western shore of the Susquehanna River in York County, several miles south of Wrightsville.  The pumping station houses pumping equipment with a combined permitted capacity of 12.0 MGD.  The pumping station pumps water from the Susquehanna River approximately 15 miles through a combination of 30 inch and 36 inch ductile iron main to the Company’s upper impounding dam, located at Lake Redman.

The Lake Redman Pumping Station is located in York Township, York County, adjacent to Lake Redman.  The pumping station is designed to provide a redundant source with permitted capacity to pump 20.0 MGD of untreated water through a company-owned 36 inch force main approximately 3.5 miles to the filtration plant, meeting the Company’s daily consumption needs.

Treatment Facilities

The Company’s primary water filtration plant is located in Spring Garden Township, York County, about one-half mile south of the City of York. Water at this plant is filtered through twelve dual media filters having a rated capacity of 39.0 MGD, with a maximum supply of 42.0 MGD for short periods if necessary.

The Company’s sediment recycling facility is located adjacent to this water filtration plant.  This state of the art facility employs cutting edge technology to remove fine, suspended solids from untreated water.  The Company estimates that through this energy-efficient, environmentally friendly process, approximately 600 tons of sediment will be removed annually, thereby improving the quality of the Codorus Creek watershed.

The Company also operates a water filtration plant in Greene Township, Franklin County.  Water at this plant is filtered through filters having a rated capacity of 1.16 MGD.

Based on a total average daily consumption in 2022 of approximately 21.1 million gallons, the Company believes the water pumping and filtering facilities are adequate to meet present and anticipated demands.

The Company has eight wastewater treatment facilities located in three counties within south-central Pennsylvania.  The wastewater treatment plants range from small extended aeration package plants to three larger facilities that utilize Biological Nutrient Removal/tertiary treatment technology, and have a combined permitted flow capacity of 772,500 gallons.  With a projected maximum daily demand of 314,000 gallons, the plants’ flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The distribution systems of the Company have approximately 1,065 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution systems include booster stations and standpipes and reservoirs capable of storing approximately 59.4 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The eleven wastewater collection systems of the Company have approximately 94 miles of gravity collection mains and pressure force mains along with redundant sewage pumping stations.

Other Properties

The Company’s distribution center and material and supplies warehouse are located in Springettsbury Township and are composed of three one-story concrete block buildings aggregating 30,680 square feet.

The administrative and executive offices of the Company are located in one three-story and one two-story brick and masonry buildings, containing a total of approximately 21,861 square feet, in the City of York, Pennsylvania.

All of the Company’s properties described above are held in fee by the Company.  There are no material encumbrances on such properties.

In 1976, the Company entered into a Joint Use and Park Management Agreement with York County under which the Company licensed use of certain of its lands and waters for public park purposes for a period of 50 years.  Under the agreement, York County has agreed not to erect a dam upstream on the East Branch of the Codorus Creek or otherwise obstruct the flow of the creek.

Item 3.	Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of The York Water Company is traded on the NASDAQ Global Select Market under the symbol YORW.

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2022 numbered approximately 1,890.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2022.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also owns and operates three wastewater collection systems and eight wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly precipitation, economic, and market conditions can have an adverse effect on revenues.  The Company experienced increased revenues in 2022 compared to 2021 primarily due to an increase in the number of customers and revenues from the distribution system improvement charge, or DSIC.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2022, operating revenue was derived from the following sources and in the following percentages: residential, 65%; commercial and industrial, 27%; and other, 8%, which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

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

The Company has entered into agreements with municipalities to provide billing and collection services.  The Company also has a service line protection program on a targeted basis.  The Company continues to review and consider opportunities to expand both initiatives to further diversify the business.

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

The Company’s performance in 2022 was strong under the above measures.  Operating revenues increased in 2022 compared to 2021 primarily due to an increase in the number of customers and revenues from the DSIC.  The increase in operating revenues offset the increases in operating expenses.  The Company incurred lower income taxes primarily due to a higher deduction for the tax benefit under the IRS TPR.  The overall effect was an increase in net income in 2022 over 2021 of 15.3% and a return on year end common equity of 9.5%.  The return on year end common equity was strong but lower than the 2021 result of 11.1% and the five-year historical average of 11.0% due to an increase in common equity from an underwritten public stock offering completed in 2022.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 28.8%.  In 2022, the ratio was higher than the average at 32.6% due primarily to lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2022 Compared with 2021

Net income for 2022 was $19,580, an increase of $2,596, or 15.3%, from net income of $16,984 for 2021.  The primary contributing factors to the increase were higher operating revenues and lower income taxes, which were partially offset by higher expenses.

Operating revenues for 2022 increased $4,942, or 9.0%, from $55,119 for 2021 to $60,061 for 2022.  The increase was primarily due to growth in the customer base and revenues from the DSIC of $2,243.  The average number of wastewater customers served in 2022 increased as compared to 2021 by 2,284 customers, from 3,325 to 5,609 customers, primarily due to the West Manheim Township acquisition.  The average number of water customers served in 2022 increased as compared to 2021 by 798 customers, from 69,622 to 70,420 customers.  Total per capita consumption for 2022 was approximately 1.2% higher than the same period of last year.  The Company expects revenues for 2023 to increase due to an increase in rates effective March 1, 2023, and the continued increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Any slowdown resulting from COVID-19 or economic factors or changes in consumption patterns could impact results.  Other regulatory actions and weather patterns could also impact results.

Operating expenses for 2022 increased $3,855, or 12.2%, from $31,723 for 2021 to $35,578 for the corresponding 2022 period.  The increase was primarily due to higher expenses of approximately $1,280 for depreciation, $732 for wastewater treatment, $522 for wages, $499 for water treatment, $442 for distribution system maintenance, and $222 for billing and revenue collection services.  Other expenses increased by a net of $272.  The increased expenses were partially offset by $114 for lower pension administration expenses.  In 2023, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for 2022 increased $188 or 3.8%, from $4,926 for 2021 to $5,114 for 2022.  The increase was primarily due to an increase in interest rates and long-term debt outstanding.  The average debt outstanding under the lines of credit was $13,428 for 2022 and $11,487 for 2021.  The weighted average interest rate on the lines of credit was 2.11% for 2022 and 1.30% for 2021.  Interest expense for 2023 is expected to be higher due to continued borrowings and expected increases in interest rates.

Allowance for funds used during construction increased $280, from $1,221 in 2021 to $1,501 in 2022 due to a higher volume of eligible construction.  Allowance for funds used during construction in 2023 is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for 2022 reflects decreased expenses of $373 as compared to 2021.  Lower retirement expenses of approximately $660 due mostly to an increase in the discount rate, were the primary reason for the decrease.  Lower earnings on life insurance policies of $145 and higher charitable contributions of $58 partially offset the decrease.  Other expenses increased by a net of $84.  In 2023, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for 2022 decreased $1,105, or 98.7%, compared to 2021 primarily due to higher deductions from the IRS TPR.  The Company’s effective tax rate was 0.1% for 2022 and 6.2% for 2021.  The Company’s effective tax rate for 2023 will be largely determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 10 to the Company’s financial statements included herein for a discussion of its rate matters.

Effective January 1, 2023, the Company’s tariff included a DSIC on revenues of 4.91%.  The DSIC reset to zero when new rates took effect on March 1, 2023.

Acquisitions and Growth

See Note 2 to the Company’s financial statements included herein for a discussion of completed acquisitions included in financial results.

On November 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2023 at which time the Company will add approximately 280 wastewater customers.

On June 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2023 at which time the Company will add approximately 180 wastewater customers.

On April 28, 2022, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets of Conewago Industrial Park Water & Sewer Company in Donegal Township, Lancaster County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2023 at which time the Company will add approximately 30 commercial and industrial water and wastewater customers.

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

Capital Expenditures

During 2022, the Company invested $50,532 in construction expenditures for routine items, armoring and replacing the spillway of the Lake Williams dam, and wastewater treatment plant construction as well as various replacements and improvements to infrastructure.  In addition, the Company invested $3,388 in the acquisition of multiple water and wastewater systems.  The Company replaced approximately 61,000 feet of main in 2022.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, cash generated from the underwritten common stock offering, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2023 and 2024 of approximately $60,600 and $47,100, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2023 and 2024 expenditures will be for additional main extensions, armoring and replacing the spillway of the Lake Williams dam, wastewater treatment plant construction, water treatment plant upgrades, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2023 and 2024 construction and fund the remainder through line of credit borrowings, potential debt and equity offerings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2023 and 2024.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2023 and 2024, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of December 31, 2022, the Company borrowed $29,740 under its line of credit and incurred a cash overdraft on its cash management account of $3,175, which was recorded in accounts payable.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Restricted Cash
At December 31, 2020, the Company held $5,000 in restricted cash which was the bid deposit for a potential acquisition which became unrestricted in the first quarter of 2021.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2022, higher revenue levels as compared to 2021 and a slight weakening in the timeliness of payments resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for losses that can be reasonably anticipated based on inactive accounts with outstanding balances.  Management periodically evaluates the adequacy of the reserve based on past experience, agings of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions, and other relevant factors.  During 2022, management’s assessment included consideration of the COVID-19 pandemic along with past trends during times of economic instability and regulations from the PPUC regarding customer collections, including the aging of balances in payment agreements, and determined its allowance for doubtful accounts should remain elevated compared to historical norms.  If the status of these factors deteriorates, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2022, the Company generated $22,018 internally as compared to $22,959 in 2021.  The decrease from 2021 was primarily due to the increase in accounts receivable – customers partially offset by higher net income and lower income taxes paid.

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

Common stockholders’ equity as a percent of the total capitalization was 59.3% as of December 31, 2022, compared with 50.6% as of December 31, 2021.  Based on the equity percentage falling to fifty percent, the Company completed the underwritten common stock offering, increasing equity as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2022, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor which matures September 2024.  The Company had $29,740 in outstanding borrowings under its line of credit as of December 31, 2022.  The interest rate on line of credit borrowings as of December 31, 2022 was 5.17%.  In the third quarter of 2022, the Company renewed its committed line of credit and extended the maturity date to September 2024.  As part of the renewal, the interest rate changed from LIBOR plus 1.05% to a successor rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% on January 1, 2023, in advance of the likely discontinuation of LIBOR in 2023.  No other terms or conditions of the line of credit agreement were modified.  The Company expects to renew this line of credit as it matures under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity, when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet financing needs throughout 2023.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the Company’s financial statements included herein for additional information regarding these restrictions.

The 8.43% Senior Notes, Series D had a maturity date of December 18, 2022.  The Company retired the $7,500 notes using funds available under its line of credit.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 40.7% as of December 31, 2022, compared with 49.4% as of December 31, 2021.  Based on the debt percentage reaching fifty percent, the Company completed an underwritten common stock offering in April 2022 and repaid its line of credit, decreasing long-term debt as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2022.

The variable rate line of credit and the interest rate swap of the Company use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rates.  The United Kingdom’s Financial Conduct Authority (UK FCA), which regulates LIBOR, has previously announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021.  On January 4, 2022, the UK FCA announced that certain dollar-denominated LIBOR settings, including the 1-month setting used by the Company’s variable line of credit and interest rate swap, would be calculated through June 30, 2023. This indicates that the continuation of LIBOR on the current basis is not guaranteed after that date and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified.  As part of the renewal of its line of credit in the third quarter of 2022, the agreement was amended to change the reference rate from LIBOR to SOFR on January 1, 2023.  In the fourth quarter of 2022, the interest rate swap agreement was amended to change the reference rate from LIBOR to SOFR effective with the discontinuance of LIBOR.  The margin for both agreements were established at the historical spread between LIBOR and SOFR to minimize the impact on the Company’s financial position, results of operations and cash flows upon this change.  The Company is not aware of any additional modifications that need to be made to existing agreements before the discontinuance of LIBOR.

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

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit, of $3 was recognized in income for the year ended December 31, 2022.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2022.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

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

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2022.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Credit Rating
On August 9, 2022, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2023, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,518 and $1,351 through December 31, 2022 and 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,700.  This estimate is subject to adjustment as more facts become available.

Dividends

During 2022, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 56.2% and 48.5%, respectively.  During 2021, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 58.3% and 42.7%, respectively.  During the fourth quarter of 2022, the Board of Directors increased the dividend by 4.00% from $0.1949 per share to $0.2027 per share per quarter.

The Company’s Board of Directors declared a dividend in the amount of $0.2027 per share at its February 2023 meeting.  The dividend is payable on April 14, 2023 to shareholders of record as of February 28, 2023.  While the Company expects to maintain this dividend amount in 2023, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board of Directors.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements. The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include: revenue recognition and accounting for its pension plans.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2021 and 2022.

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

The Company selected its December 31, 2022 and 2021 discount rates based on the FTSE Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 5.00% at December 31, 2022 and 2.65% at December 31, 2021.

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

The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% cash reserves.  The Company used 6.50% as its expected rate of return in 2021 and 2022.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The York Water Company (the “Company”) as of December 31, 2022 and 2021, the related statements of income, common stockholders’ equity, and cash flows for the years then ended and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

York, Pennsylvania
March 7, 2023

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2022	Dec. 31, 2021
ASSETS
UTILITY PLANT, at original cost	$549,141	$485,750
Plant acquisition adjustments	(9,178)	(3,637)
Accumulated depreciation	(108,758)	(99,204)
Net utility plant	431,205	382,909

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $463 in 2022 and $483 in 2021	696	717

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $855 in 2022 and $855 in 2021	6,701	4,634
Unbilled revenues	3,290	2,784
Recoverable income taxes	882	894
Materials and supplies inventories, at cost	2,335	1,917
Prepaid expenses	1,025	1,032
Total current assets	14,234	11,262

OTHER LONG-TERM ASSETS:
Prepaid pension cost	17,090	14,054
Note receivable	255	255
Deferred regulatory assets	42,545	45,280
Other assets	4,570	4,376
Total other long-term assets	64,460	63,965

Total Assets	$510,595	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2022	Dec. 31, 2021
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,285,584 shares in 2022 and 13,112,948 shares in 2021	$134,220	$88,230
Retained earnings	72,963	64,392
Total common stockholders’ equity	207,183	152,622

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	139,465	138,869

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	–	7,500
Accounts payable	10,766	6,712
Dividends payable	2,628	2,293
Accrued compensation and benefits	1,541	1,575
Accrued interest	965	959
Deferred regulatory liabilities	593	607
Other accrued expenses	488	440
Total current liabilities	16,981	20,086

DEFERRED CREDITS:
Customers’ advances for construction	14,911	12,820
Deferred income taxes	47,901	49,590
Deferred employee benefits	3,725	4,530
Deferred regulatory liabilities	37,448	36,374
Other deferred credits	680	2,086
Total deferred credits	104,665	105,400

Contributions in aid of construction	42,301	41,876

Total Stockholders’ Equity and Liabilities	$510,595	$458,853

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2022	2021

OPERATING REVENUES	$60,061	$55,119

OPERATING EXPENSES:
Operation and maintenance	14,133	11,822
Administrative and general	9,926	9,754
Depreciation and amortization	10,139	8,859
Taxes other than income taxes	1,380	1,288
	35,578	31,723

Operating income	24,483	23,396

OTHER INCOME (EXPENSES):
Interest on debt	(5,114)	(4,926)
Allowance for funds used during construction	1,501	1,221
Other pension costs	(1,275)	(1,214)
Other income (expenses), net	–	(373)
	(4,888)	(5,292)

Income before income taxes	19,595	18,104

Income taxes	15	1,120

Net Income	$19,580	$16,984

Basic Earnings Per Share	$1.40	$1.30

Diluted Earnings Per Share	$1.40	$1.30

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2020	13,060,817	$85,935	$57,317	$143,252
Net income	–	–	16,984	16,984
Cash dividends declared, $0.7571 per share	–	–	(9,909)	(9,909)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	45,961	2,082	–	2,082
Stock-based compensation	6,170	213	–	213
Balance, December 31, 2021	13,112,948	88,230	64,392	152,622
Net income	–	–	19,580	19,580
Cash dividends declared, $0.7874 per share	–	–	(11,009)	(11,009)
Issuance of common stock	1,121,940	43,970	–	43,970
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	42,739	1,741	–	1,741
Stock-based compensation	7,957	279	–	279
Balance, December 31, 2022	14,285,584	$134,220	$72,963	$207,183

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,580	$16,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,139	8,859
Stock-based compensation	279	213
Increase in deferred income taxes	4	164
Other	(54)	15
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(3,005)	235
(Increase) decrease in recoverable income taxes	12	(173)
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(537)	(8,508)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	(4,406)	5,170
Increase in accrued interest	6	–
Net cash provided by operating activities	22,018	22,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $839 in 2022 and $682 in 2021	(50,532)	(34,409)
Acquisitions of water and wastewater systems	(3,388)	(11,991)
Net cash used in investing activities	(53,920)	(46,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	3,488	3,989
Repayments of customer advances	(972)	(926)
Proceeds of long-term debt issues	54,378	60,269
Repayments of long-term debt	(61,458)	(37,649)
Changes in cash overdraft position	1,429	483
Issuance of common stock	45,711	2,082
Dividends paid	(10,674)	(9,808)
Net cash provided by financing activities	31,902	18,440

Net change in cash, cash equivalents, and restricted cash	–	(5,001)
Cash, cash equivalents, and restricted cash at beginning of year	1	5,002
Cash, cash equivalents, and restricted cash at end of year	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$4,041	$4,056
Income taxes	–	714

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $5,118 in 2022 and $2,572 in 2021 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.  Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also owns and operates three wastewater collection systems and eight wastewater collection and treatment systems.  The Company operates within its franchised territory located in three counties within south-central Pennsylvania and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs, is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2022 and 2021, utility plant includes a net credit acquisition adjustment of $9,178 and $3,637, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets.  Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $67 for each of the years ended December 31, 2022 and 2021.

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

The Company charges to maintenance expense the cost of repairs and replacements and renewals of minor items of property.  Maintenance of transportation equipment is charged to clearing accounts and apportioned from there in a manner similar to depreciation.  The cost of replacements, renewals, and betterments of units of property is capitalized to the utility plant accounts.

The following remaining lives are used for financial reporting purposes:

	December 31		Approximate range
Utility Plant Asset Category	2022	2021	of remaining lives
Mains and accessories	$265,033	$242,160	12 – 86 years
Services, meters, and hydrants	92,818	87,164	14 – 47 years
Operations structures, reservoirs, and water tanks	87,218	73,462	10 – 56 years
Pumping and treatment equipment	40,038	37,209	5 – 34 years
Office, transportation, and operating equipment	18,128	16,856	2 – 21 years
Land and other non-depreciable assets	3,938	3,714	–
Utility plant in service	507,173	460,565
Construction work in progress	41,968	25,185	–
Total Utility Plant	$549,141	$485,750

The effective rate of depreciation was 2.38% in 2022 and 2.33% in 2021, on average utility plant, net of customers’ advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

At December 31, 2022 and 2021, the Company held no restricted cash.

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

Regulatory assets and liabilities are comprised of the following:

	December 31		Remaining Recovery
	2022	2021	Periods
Assets
Income taxes	$29,779	$33,255	Various
Unrealized swap losses	674	2,054	1 – 7 years
Utility plant retirement costs	9,060	7,245	5 years
Customer-owned lead service line replacements	1,260	1,161	Various
Income taxes on customers’ advances for construction and contributions in aid of construction	1,353	1,545	Various
Service life study expenses	24	3	5 years
Rate case filing expenses	395	17	4 years
	$42,545	$45,280
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$13,483	$13,644	Various
Postretirement benefits	14,906	11,870	Not yet known
Income taxes	6,758	8,314	Various
IRS TPR catch-up deduction	2,894	3,153	11 years
	$38,041	$36,981

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining term of 7 years.

Utility plant retirement costs represents costs already incurred for the removal of assets, which are expected to be recovered over a five-year period in rates, through depreciation expense.

The Company was granted approval by the PPUC to modify its tariff to replace lead customer-owned service lines that were discovered when the Company replaced its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost and record the costs as a regulatory asset to be recovered in future base rates to customers.  The recovery period was established in the most recent rate order at four years beginning March 1, 2023.  The recovery period for the customer-owned lead service line replacements completed subsequent to the most recent rate order will begin after the next rate order.

Service life study expenses are deferred and amortized over their remaining life of five years.  Rate case filing expenses are deferred and amortized over their remaining life of four years.

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

The regulatory liability for the Internal Revenue Service, or IRS, tangible property regulations, or TPR, catch-up deduction represents the tax benefits realized on the Company’s 2014 income tax return for qualifying capital expenditures made prior to 2014.  The period over which it will be given back to customers in rates was established in a rate order at 15 years beginning March 1, 2019.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $247 in 2022 and $372 in 2021.  The overall swap result was a gain of $1,133 in 2022 and $274 in 2021.  During the year ending December 31, 2023, the Company expects to reclassify $32 (before tax) from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2022 and 2021, deferred investment tax credits amounted to $428 and $463, respectively.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and each year going forward, beginning with 2014 (the “ongoing deduction”).  After receiving approval from the PPUC in a rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  The catch-up deduction resulted in a decrease in current income taxes payable and an increase to regulatory liabilities.  Both the ongoing and catch-up deductions resulted in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

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

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2022 and 2021.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

On August 11, 2022, the Company completed the acquisition of the water assets and wastewater collection and treatment assets of Country View Manor Community, LLC in York County, Pennsylvania.  The Company began operating the existing water assets and wastewater collection and treatment assets on August 15, 2022.  The acquisition resulted in the addition of approximately 50 water and wastewater customers with purchase price and acquisition costs of approximately $47, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $13 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On August 25, 2022, the Company completed the acquisition of the water assets and wastewater collection and treatment assets jointly owned by Letterkenny Industrial Development Authority and Franklin County General Authority in Franklin County, Pennsylvania.  The Company began operating the existing water assets and wastewater collection and treatment assets on August 29, 2022.  The acquisition resulted in the addition of approximately 90 water and wastewater customers with purchase price and acquisition costs of approximately $2,818, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $5,613 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On October 28, 2022, the Company completed the acquisition of the water assets of the Albright Trailer Park of R.T. Barclay, Inc. in Springfield Township, York County, Pennsylvania.  The Company began operating the existing water system through an interconnection with its current distribution system on October 31, 2022.  The acquisition resulted in the addition of approximately 60 water customers with purchase price and acquisition costs of approximately $10, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $5 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  These customers were previously served by the Company through a single customer connection to the park.  This acquisition is immaterial to Company results.

On November 17, 2022, the Company completed the acquisition of the water assets of Scott Water Company in Greene Township, Franklin County, Pennsylvania.  The Company began operating the existing water system through an interconnection with its current distribution system on November 18, 2022.  The acquisition resulted in the addition of approximately 25 water customers with purchase price and acquisition costs of approximately $32, which is more than the depreciated original cost of the assets.  The Company recorded an acquisition adjustment of $23 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On December 1, 2022, the Company completed the acquisition of the wastewater collection and treatment assets of SYC WWTP, L.P. and the Albright Trailer Park of R.T. Barclay, Inc. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on December 5, 2022.  The acquisition resulted in the addition of approximately 90 wastewater customers with purchase price and acquisition costs of approximately $481.  The wastewater customers of the Albright Trailer Park were previously served by SYC WWTP, L.P. through a single customer connection to the park.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Dec. 31, 2022	Dec. 31, 2021	Change

Accounts receivable – customers	$7,069	$5,034	$2,035
Other receivables	487	455	32
	7,556	5,489	2,067
Less: allowance for doubtful accounts	(855)	(855)	–
Accounts receivable, net	$6,701	$4,634	$2,067

Unbilled revenue	$3,290	$2,784	$506

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

The Company recorded interest income of $194 in 2022 and $164 in 2021.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2022 and 2021 were the following amounts related to this project.

	2022	2021
Note receivable, including interest	$255	$255
Customers’ advances for construction	243	284

The Company has other customers’ advances for construction totaling $14,668 and $12,536 at December 31, 2022 and 2021, respectively.

5.  Common Stock and Earnings Per Share

Net income of $19,580 and $16,984 for the years ended December 31, 2022 and 2021, respectively, is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted net income per share:

	2022	2021
Weighted average common shares, basic	13,957,788	13,076,263
Effect of dilutive securities:
Employee stock-based compensation	1,127	1,027
Weighted average common shares, diluted	13,958,915	13,077,290

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company’s common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2022 and 2021 were 4,378 and 3,986, respectively.  As of December 31, 2022, 49,643 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On November 7, 2022, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to rollover the unissued 365,975 shares authorized under the 2019 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company’s common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on November 17, 2022.  Shares issued during 2022 and 2021 were 38,361 and 41,975, respectively.  As of December 31, 2022, 358,183 authorized shares remain unissued under the Plan.

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

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During both 2022 and 2021, the Company did not repurchase or retire any shares.  As of December 31, 2022, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2022 and 2021 is summarized in the following table:

	2022	2021

8.43% Senior Notes, Series D, due 2022	$–	$7,500
Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	12,000	12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
Committed Line of Credit, due 2024	29,740	29,320
Total long-term debt	142,110	149,190
Less discount on issuance of long-term debt	(158)	(169)
Less unamortized debt issuance costs	(2,487)	(2,652)
Less current maturities	–	(7,500)
Long-term portion	$139,465	$138,869

Payments due by year as of December 31, 2022:

2023	2024	2025	2026	2027
$–	$41,740	$–	$330	$340

Payments due in 2024 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2024 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

Fixed Rate Long-Term Debt
The 8.43% Senior Notes, Series D had a maturity date of December 18, 2022.  The Company retired the $7,500 notes using funds available under its line of credit.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 1.25% in 2022 and 0.07%  in 2021.  As of December 31, 2022 and 2021, the interest rate was 3.75% and 0.13%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2024.  It is reviewed annually for a potential extension of the expiration date.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On August 9, 2022, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2022.  If a violation was triggered on December 31, 2022, the Company would have been required to pay the counterparty approximately $719.

The Company’s interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty pays the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount. In the fourth quarter of 2022, the Company amended the interest rate swap agreement and changed the floating interest rate to 59% of the daily simple Secured Overnight Financing Rate, or SOFR, plus a spread adjustment of 11.448 basis points commencing upon the discontinuance of LIBOR in 2023.  No other terms or conditions of the interest rate swap agreement were modified. The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company’s net payment rate on the swap averaged 2.04% in 2022 and 3.10% in 2021.

As of December 31, 2022, there was a spread of 122 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 4.38% (including variable interest and swap payments). As of December 31, 2021, there was a spread of 7 basis points which equated to an overall effective rate of 3.23% (including variable interest and swap payments).

Line of Credit Borrowings
As of December 31, 2022, the Company maintained a $50,000 unsecured, committed line of credit at an interest rate of LIBOR plus 1.05% with an unused commitment fee and an interest rate floor.  In the third quarter of 2022, the Company renewed its committed line of credit and extended the maturity date to September 2024.  As part of the renewal, the interest rate changed from LIBOR plus 1.05% to a successor rate of SOFR plus 1.17% on January 1, 2023, in advance of the likely discontinuation of LIBOR in 2023. No other terms or conditions of the line of credit agreement were modified. Average borrowings outstanding under the lines of credit were $13,428 in 2022 and $11,487 in 2021.  The average cost of borrowings under the lines of credit was 2.11% during 2022 and 1.30% during 2021.  The weighted average interest rate on the line of credit borrowings was 5.17% as of December 31, 2022 and 1.30% as of December 31, 2021.

The Company utilizes a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally, funds are automatically borrowed under the line of credit.  The Company borrowed $29,740 and $29,320 under its line of credit and incurred a cash overdraft of $3,175 and $1,746, which was recorded in accounts payable, as of December 31, 2022 and 2021, respectively.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company’s ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company’s acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2022, none of the earnings retained in the business are restricted under these provisions.  The Company’s debt is unsecured.

The Company’s line of credit requires it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2022, the Company was in compliance with these covenants.

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

Description	December 31, 2022	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$680	$680

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of December 31, 2022.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2022.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $39 as of December 31, 2022.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2021 is shown in the table below.

Description	December 31, 2021	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$2,086	$2,086

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $142,110 at December 31, 2022, and $149,190 at December 31, 2021, had an estimated fair value of approximately $126,000 and $168,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third party credit enhancements including the letter of credit on the 2008 PEDFA Series A issue.

Customers’ advances for construction and note receivable have carrying values at December 31, 2022 of $14,911 and $255, respectively.  At December 31, 2021, customers’ advances for construction and note receivable had carrying values of $12,820 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2023 and 2024 of approximately $60,600 and $47,100, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s line of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company has committed to capital expenditures of approximately $39,205 to armor and replace the spillway of the Lake Williams dam, of which $26,181 remains to be incurred as of December 31, 2022.  The Company may make additional commitments for this project in the future.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,518 and $1,351 through December 31, 2022 and 2021, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,700.  This estimate is subject to adjustment as more facts become available.

As of December 31, 2022, approximately 32% of the Company’s full-time employees are under union contract.  The current contract was ratified in October 2020 and expires on April 30, 2023.  Management is currently preparing for negotiations with the union leadership.  The Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning utility service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company’s financial position, results of operations and cash flows.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	2022	2021
Water utility service:
Residential	$35,382	$33,986
Commercial and industrial	15,704	14,575
Fire protection	3,449	3,247
Wastewater utility service:
Residential	3,814	1,899
Commercial and industrial	551	317
Billing and revenue collection services	481	481
Collection services	157	26
Other revenue	28	37
Total Revenue from Contracts with Customers	59,566	54,568
Rents from regulated property	495	551
Total Operating Revenue	$60,061	$55,119

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

10.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 27, 2022 and sought an annual increase in water rates of $18,854 and an annual increase in wastewater rates of $1,457.  Effective March 1, 2023, the PPUC authorized an increase in water rates designed to produce approximately $11,600 in additional annual revenues and an increase in wastewater rates designed to produce approximately $1,900 in additional annual revenues.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2023.  The DSIC provided revenues of $2,243 in 2022 and $627 in 2021.  The DSIC is subject to audit by the PPUC.

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

The following table sets forth the plans’ funded status as of December 31, 2022 and 2021.  The measurement of assets and obligations of the plans is as of December 31, 2022 and 2021.

Obligations and Funded Status At December 31	2022	2021

Change in Benefit Obligation
Pension benefit obligation beginning of year	$51,530	$54,106
Service cost	1,025	1,086
Interest cost	1,336	1,209
Actuarial gain	(13,431)	(3,045)
Benefit payments	(1,743)	(1,826)
Pension benefit obligation end of year	38,717	51,530

Change in Plan Assets
Fair value of plan assets beginning of year	65,584	56,315
Actual return on plan assets	(10,334)	8,795
Employer contributions	2,300	2,300
Benefits paid	(1,743)	(1,826)
Fair value of plan assets end of year	55,807	65,584

Funded Status of Plans at End of Year	$17,090	$14,054

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost, and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The asset for the funded status of the Company’s pension plans as of  December 31, 2022 and 2021 is recorded in “Prepaid pension cost” on its balance sheets.

In 2022, the plans recognized a significant actuarial gain.  In 2022, the Company recognized a 235 basis point increase in the discount rate. In 2021, the plans recognized a significant actuarial gain.  The Company adopted the new mortality improvement scale (MP-2021) and recognized a 35 basis point increase in the discount rate. The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory assets are as follows:

	2022	2021
Net gain (loss) arising during the year	$1,121	$(8,189)
Recognized net actuarial loss	–	(483)
Recognized prior service credit	13	13
Total changes in regulatory asset during the year	$1,134	$(8,659)

Amounts recognized in regulatory assets that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2022	2021
Net loss	$2,946	$1,825
Prior service credit	(37)	(50)
Regulatory asset	$2,909	$1,775

Components of net periodic benefit cost are as follows:

	2022	2021
Service cost	$1,025	$1,086
Interest cost	1,336	1,209
Expected return on plan assets	(4,218)	(3,651)
Amortization of loss	–	483
Amortization of prior service credit	(13)	(13)
Rate-regulated adjustment	4,170	3,186
Net periodic benefit cost	$2,300	$2,300

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer the remaining expense to regulatory assets to be collected in rates at a later date as additional contributions are made.  During 2022, the deferral decreased by $4,170.

The estimated costs for the defined benefit pension plans relating to the December 31, 2022 balance sheet that will be amortized from regulatory assets into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$–
Net prior service credit	(13)
$(13)

The Company plans to contribute $1,680 to the plans in 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2023	2024	2025	2026	2027	2028–2032
$2,090	$2,207	$2,200	$2,285	$2,358	$13,362

The following tables show the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets as of December 31:

	2022	2021
Projected benefit obligation	$38,717	$51,530
Fair value of plan assets	55,807	65,584

	2022	2021
Accumulated benefit obligation	$37,040	$48,464
Fair value of plan assets	55,807	65,584

Weighted-average assumptions used to determine benefit obligations at December 31:

	2022	2021
Discount rate	5.00%	2.65%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2022	2021
Discount rate	2.65%	2.30%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of each of the plan’s assets (approximately 50% to 70% equity securities and 30% to 50% fixed income securities).  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company’s defined benefit pension plans is that of Growth and Income.  The weighted-average target asset allocations are 50% to 70% equity securities, 30% to 50% fixed income securities, and 0% to 10% reserves (cash and cash equivalents).  Within the equity category, the Company’s target allocation is approximately 60-95% large cap, 0-25% mid cap, 0-10% small cap, 0-25% International Developed Nations, and 0-10% International Emerging Nations.  Within the fixed income category, its target allocation is approximately 15-55% U.S. Treasuries, 0-22% Federal Agency securities, 0-40% corporate bonds, 15-55% mortgage-backed securities, 0-20% international, and 0-20% high yield bonds.  The Company’s investment performance objectives over a three to five year period are to exceed the annual rate of inflation as measured by the Consumer Price Index by 3%, and to exceed the annualized total return of specified benchmarks applicable to the funds within the asset categories.

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

The fair values of the Company’s pension plan assets at December 31, 2022 and 2021 by asset category and fair value hierarchy level are as follows.  The majority of the valuations are based on quoted prices on active markets (Level 1), with the remaining valuations based on broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2022	2021	2022	2021	2022	2021
Cash and Money Market Funds (a)	$6,108	$671	$6,108	$671	$–	$–
Equity Securities:
Common Equity Securities (b)	17,792	–	17,792	–	–	–
Equity Mutual Funds (c)	13,542	43,178	13,542	43,178	–	–
Fixed Income Securities:
U.S. Treasury Obligations	–	621	–	–	–	621
Corporate and Foreign Bonds (d)	–	4,580	–	–	–	4,580
Fixed Income Mutual Funds (e)	18,365	16,534	18,365	16,534	–	–
Total Plan Assets	$55,807	$65,584	$55,807	$60,383	$–	$5,201

(a)
The portfolios are designed to keep up to one year of distributions in immediately available funds. The Company was more heavily-weighted in cash as of December 31, 2022 due to the timing of employer contributions and market volatility.

(b)
This category currently includes investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, energy, financials, health care, industrials, information technology, materials, real estate, telecommunication, and utilities.

(c)
This category currently includes a majority of investments in exchange traded funds as well as domestic equity mutual funds and international mutual funds which give the portfolio exposure to mid and large cap index funds as well as international diversified index funds.

(d)
This category included only U.S. corporate bonds and notes widely distributed among consumer discretionary, consumer staples, healthcare, information technology, energy, transportation, and financial services.

(e)
This category includes fixed income investments in mutual funds which include government and corporate securities of both the U.S. and other countries.  The non-U.S. corporate and sovereign investments add further diversity to the fixed income portion of the portfolio.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum of 4% of the employee’s compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee’s account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2022, 67 employees were participating in the enhanced feature of the plan.  The Company’s contributions to both portions of the plan amounted to $345 in 2022 and $340 in 2021.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies. At December 31, 2022 and 2021, the present value of the future obligations included in “Accrued compensation and benefits” and “Deferred employee benefits” was approximately $4,067 and $4,762, respectively. The insurance policies included in “Other assets” had a total cash value of approximately $4,306 and $4,090 at December 31, 2022 and 2021, respectively.  The Company’s net (income) expenses under the plans amounted to $(385) in 2022 and $131 in 2021.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2022 and 2021, the present value of the future obligations was approximately $91 and $152, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net income under the plan amounted to $58 in 2022 and $9 in 2021.

12.  Stock-Based Compensation

On May 2, 2016, the Company’s stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors, and key employees. The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP is administered by the Compensation Committee of the Board, or the full Board, provided that the full Board administers the LTIP as it relates to awards to non-employee directors of the Company.  The Company filed a registration statement with the SEC on May 11, 2016 covering the offering of stock under the LTIP.  The LTIP was effective on July 1, 2016.

On May 7, 2018, the Board awarded stock to non-employee directors effective May 7, 2018.  This stock award vested immediately.  On May 7, 2018, the Compensation Committee awarded restricted stock to officers and key employees effective May 7, 2018.  This restricted stock award vested ratably over three years beginning May 7, 2018 and has been fully recognized as of December 31, 2021.

On May 6, 2019, the Board awarded stock to non-employee directors effective May 6, 2019.  This stock award vested immediately.  On May 6, 2019, the Compensation Committee awarded restricted stock to officers and key employees effective May 6, 2019.  This restricted stock award vests ratably over three years beginning May 6, 2019 and has been fully recognized as of December 31, 2022.

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

On October 24, 2022, the Board awarded stock to an officer effective October 24, 2022.  This stock award vested immediately.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2021 and 2022.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2021	6,682	$39.30
Granted	6,170	$51.40
Vested	(4,048)	$41.19
Forfeited	–	–
Nonvested at end of the year 2021	8,804	$46.91
Granted	8,457	$39.01
Vested	(5,996)	$42.55
Forfeited	(500)	$44.61
Nonvested at the end of the year 2022	10,765	$43.24

For the years ended December 31, 2022 and 2021, the statement of income includes $279 and $213 of stock-based compensation and related recognized tax benefits of $81 and $62, respectively.  The total fair value of the shares vested in the years ended December 31, 2022 and 2021 was $255 and $167, respectively.  Total stock-based compensation related to nonvested awards not yet recognized is $465 at December 31, 2022 which will be recognized over the remaining three-year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2022	2021
Regulatory Assessment	$347	$332
Property	415	377
Payroll, net of amounts capitalized	614	575
Other	4	4
Total taxes other than income taxes	$1,380	$1,288

14.  Income Taxes

The provisions for income taxes consist of:

	2022	2021
Federal current	$11	$710
State current	–	246
Federal deferred	370	311
State deferred	(331)	(109)
Federal investment tax credit, net of current utilization	(35)	(38)
Total income taxes	$15	$1,120

A reconciliation of the statutory Federal tax provision to the total provision follows:

	2022	2021
Statutory Federal tax provision	$4,115	$3,802
State income taxes, net of Federal benefit	(196)	177
IRS TPR deduction	(3,675)	(2,620)
Tax-exempt interest	(41)	(34)
Amortization of investment tax credit	(35)	(38)
Cash value of life insurance	13	(17)
Amortization of excess accumulated deferred income taxes on accelerated depreciation	(160)	(182)
Change in enacted state tax rate	3	–
Other, net	(9)	32
Total income taxes	$15	$1,120

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in a rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 in income taxes during each of the years ended December 31, 2022 and 2021.  As a result of the ongoing deduction, the net income tax benefits of $3,416 and $2,361 for the years ended December 31, 2022 and 2021, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  The Company is recognizing the excess accumulated deferred income taxes on accelerated depreciation, recorded as a regulatory liability, over the remaining useful life of the underlying assets.  As a result, the Company recognized $160 and $182 in income taxes for the years ended December 31, 2022 and 2021.  In November 2021, the 2021 Infrastructure Act repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit, of $3 was recognized in income for the year ended December 31, 2022.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2022.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are summarized in the following table:

	2022	2021
Deferred tax assets:
Reserve for doubtful accounts	$240	$247
Compensated absences	172	176
Deferred compensation	1,052	1,376
Excess accumulated deferred income taxes on accelerated depreciation	3,385	3,942
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	1,700	2,348
Customers’ advances for construction and contributions in aid of construction	1,260	1,545
Tax effect of pension regulatory liability	3,717	3,429
Tax loss carryover	839	–
Contribution carryover	140	–
Other costs deducted for book, not for tax	58	74
Total deferred tax assets	12,563	13,137

Deferred tax liabilities:
Accelerated depreciation	28,772	30,953
Basis differences from IRS TPR	18,713	16,912
Investment tax credit	316	329
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	7,439	9,553
Pensions	4,262	4,060
Unamortized debt issuance costs	393	469
Other costs deducted for tax, not for book	569	451
Total deferred tax liabilities	60,464	62,727

Net deferred tax liability	$47,901	$49,590

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

The Company has a federal tax loss carryover of $2,739.  This carryforward has an indefinite life.  The Company has a Pennsylvania tax loss carryover of $3,716.  If not used, this carryover will expire in 2042.  The Company has contribution carryovers of $499.  If not used, these carryovers will expire in 2026 and 2027.
No valuation allowance was required for deferred tax assets as of December 31, 2022 and 2021.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2019 through 2021 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2022.  The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act and the 2021 Infrastructure Act and has not taken any new positions in its 2022 income tax provision.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid no interest or penalties for the years ended December 31, 2022 and 2021.

15.  Subsequent Event

On February 24, 2023, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $40,000 aggregate principal amount of the Company’s senior notes. The senior notes bear interest at 5.50% per annum payable semiannually and mature on February 24, 2053. The senior notes are unsecured and unsubordinated obligations of the Company. The Company received net proceeds, after deducting issuance costs, of approximately $39,830. The net proceeds were used to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the Company’s President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption “Election of Directors” of the 2023 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2023 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2023 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2023 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Compensation of Directors and Executive Officers” of the 2023 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	67,600

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 49,643 authorized shares remain unissued as of December 31, 2022.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2023 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2023 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant’s Fees and Services” of the 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2022 and 2021
Statements of Income for Years Ended December 31, 2022 and 2021
Statements of Common Stockholders’ Equity for Years Ended December 31, 2022 and 2021
Statements of Cash Flows for Years Ended December 31, 2022 and 2021
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	57
	for the years ended December 31, 2022 and 2021

The report of the Company’s independent registered public accounting firm with respect to the financial statement schedule appears on page 20.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated November 7, 2022 (File No. 333-268204).
4.2	Description of The York Water Company Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.4 to the Company’s 2019 Form 10-K.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s 1989 Form 10-K.
10.2	Note Agreement relative to the $7,500,000 8.43% Senior Notes, Series D dated December 15, 1992	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.7 to the Company’s 1992 Form 10-K.
10.3
Variable Rate Loan Agreement between The York Water Company and Pennsylvania Economic Development Financing Authority, dated as of May 1, 2008 relative to the $12,000,000 Exempt Facilities Revenue Bonds

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s May 12, 2008 Form 8-K.
10.4	Trust Indenture dated as of May 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s September 15, 2009 Form 8-K.
10.5	Reimbursement, Credit and Security Agreement, dated as of May 1, 2008 between The York Water Company and PNC Bank, National Association	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s May 12, 2008 Form 8-K.
10.6
Loan Agreement between The York Water Company and York County Industrial Development Authority, entered into July 23, 2015 and dated as of July 1, 2015 relative to the $10,000,000 4.00% - 4.50% Exempt Facilities Revenue Bonds.

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s July 24, 2015 Form 8-K.
10.7	Trust Indenture entered into July 23, 2015 and dated as of July 1, 2015 between York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s July 24, 2015 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.8*	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s January 28, 2005 Form 8-K.
10.9*
Form of Amended and Restated Change in Control Agreement originally effective as of August 1, 2022 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.1

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s August 4, 2022 Form 10-Q.
10.10*
Form of Amended and Restated Supplemental Retirement Plan originally effective as of January 1, 2009 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.11

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.11 to the Company’s March 8, 2022 Form 10-K.
10.11*
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
10.12*
Form of Amended and Restated Deferred Compensation Plan originally effective as of January 1, 2016 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.13

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s March 8, 2022 Form 10-K.
10.13*	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 11, 2016 (File No. 333-211287).
10.14*	Employee Stock Purchase Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.21 to the Company’s March 7, 2017 Form 10-K.
10.15	Note Agreement relative to the $20,000,000 4.54% Senior Notes, dated January 31, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 5, 2019 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.16	Note Agreement relative to the $15,000,000 3.23% Senior Notes, dated October 1, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2019 Form 8-K.
10.17
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
10.18	Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 9, 2019 Form 8-K.
10.19	Note Agreement relative to the $30,000,000 3.24% Senior Notes, dated September 30, 2020	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2020 Form 8-K.
10.20	Note Agreement relative to the $40,000,000 5.50% Senior Notes, dated February 24, 2023	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 27, 2023 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company’s August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
31.2	Certification pursuant to Rule 13a-15(f) and 15d-15(f)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY

Schedule II Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2022

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2022 Reserve for uncollectible accounts	$855,000	$431,851	$39,023	$470,874	$855,000

FOR THE YEAR ENDED DECEMBER 31, 2021 Reserve for uncollectible accounts	$655,000	$377,685	$52,527	$230,212	$855,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 6, 2023	By: /s/ Joseph T. Hand
Joseph T. Hand
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph T. Hand	By: /s/ Matthew E. Poff
Joseph T. Hand	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)
Dated: March 6, 2023	Dated: March 6, 2023

Directors:	Date:

By: /s/ Paul R. Bonney	March 6, 2023
Paul R. Bonney

By: /s/ Cynthia A. Dotzel	March 6, 2023
Cynthia A. Dotzel

By: /s/ Michael W. Gang	March 6, 2023
Michael W. Gang

By: /s/ Joseph T. Hand	March 6, 2023
Joseph T. Hand

By: /s/ Jeffrey R. Hines	March 6, 2023
Jeffrey R. Hines

By: /s/ George W. Hodges	March 6, 2023
George W. Hodges

By: /s/ George Hay Kain, III	March 6, 2023
George Hay Kain, III

By: /s/ Jody L. Keller	March 6, 2023
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 6, 2023
Erin C. McGlaughlin

By: /s/ Robert P. Newcomer	March 6, 2023
Robert P. Newcomer

By: /s/ Steven R. Rasmussen	March 6, 2023
Steven R. Rasmussen

By: /s/ Ernest J. Waters	March 6, 2023
Ernest J. Waters