Form 10-Q
period 2023-03-31
YORK WATER CO
filed 2023-05-02
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	14,295,673 Shares outstanding as of May 2, 2023

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2023	Dec. 31, 2022
ASSETS
UTILITY PLANT, at original cost	$562,512	$549,141
Plant acquisition adjustments	(9,161)	(9,178)
Accumulated depreciation	(110,930)	(108,758)
Net utility plant	442,421	431,205

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $470 in 2023 and $463 in 2022	1,594	696

CURRENT ASSETS:
Cash and cash equivalents	166	1
Accounts receivable, net of reserves of $875 in 2023 and $855 in 2022	5,419	6,701
Unbilled revenues	3,473	3,290
Recoverable income taxes	880	882
Materials and supplies inventories, at cost	3,187	2,335
Prepaid expenses	1,741	1,025
Total current assets	14,866	14,234

OTHER LONG-TERM ASSETS:
Prepaid pension cost	17,890	17,090
Note receivable	255	255
Deferred regulatory assets	42,840	42,545
Other assets	4,636	4,570
Total other long-term assets	65,621	64,460

Total Assets	$524,502	$510,595

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2023	Dec. 31, 2022
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,294,898 shares in 2023 and 14,285,584 shares in 2022	$134,679	$134,220
Retained earnings	73,719	72,963
Total common stockholders’ equity	208,398	207,183

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT, excluding current portion	149,598	139,465

COMMITMENTS	–	–

CURRENT LIABILITIES:
Accounts payable	10,864	10,766
Dividends payable	2,633	2,628
Accrued compensation and benefits	1,444	1,541
Accrued interest	1,137	965
Deferred regulatory liabilities	600	593
Other accrued expenses	718	488
Total current liabilities	17,396	16,981

DEFERRED CREDITS:
Customers’ advances for construction	15,006	14,911
Deferred income taxes	49,172	47,901
Deferred employee benefits	3,745	3,725
Deferred regulatory liabilities	38,095	37,448
Other deferred credits	791	680
Total deferred credits	106,809	104,665

Contributions in aid of construction	42,301	42,301

Total Stockholders’ Equity and Liabilities	$524,502	$510,595

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2023	2022

OPERATING REVENUES	$15,401	$14,240

OPERATING EXPENSES:
Operation and maintenance	4,112	3,451
Administrative and general	2,666	2,657
Depreciation and amortization	2,814	2,480
Taxes other than income taxes	391	354
	9,983	8,942

Operating income	5,418	5,298

OTHER INCOME (EXPENSES):
Interest on debt	(1,513)	(1,297)
Allowance for funds used during construction	749	295
Other pension costs	(364)	(319)
Other income (expenses), net	(94)	(349)
	(1,222)	(1,670)

Income before income taxes	4,196	3,628

Income tax (benefit) expense	543	(231)

Net Income	$3,653	$3,859

Basic Earnings Per Share	$0.26	$0.29

Diluted Earnings Per Share	$0.26	$0.29

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2022	14,285,584	$134,220	$72,963	$207,183
Net income	–	–	3,653	3,653
Cash dividends declared, $0.2027 per share	–	–	(2,897)	(2,897)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	9,314	405	–	405
Stock-based compensation	–	54	–	54
Balance, March 31, 2023	14,294,898	$134,679	$73,719	$208,398

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2021	13,112,948	$88,230	$64,392	$152,622
Net income	–	–	3,859	3,859
Cash dividends declared, $0.1949 per share	–	–	(2,556)	(2,556)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,671	450	–	450
Stock-based compensation	–	45	–	45
Balance, March 31, 2022	13,123,619	$88,725	$65,695	$154,420

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)
	Three Months Ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,653	$3,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,814	2,480
Stock-based compensation	54	45
Increase (decrease) in deferred income taxes	543	(230)
Other	(182)	15
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	994	(161)
(Increase) decrease in recoverable income taxes	2	(1)
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(3,185)	(3,242)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	1,359	2,456
Increase in accrued interest	172	112
Net cash provided by operating activities	6,224	5,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $418 in 2023 and $165 in 2022	(10,581)	(7,504)
Net cash used in investing activities	(10,581)	(7,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	134	676
Repayments of customer advances	(39)	(337)
Proceeds of long-term debt issues	49,484	13,375
Debt issuance costs	(171)	–
Repayments of long-term debt	(39,224)	(8,289)
Changes in cash overdraft position	(3,175)	(1,153)
Issuance of common stock	405	450
Dividends paid	(2,892)	(2,551)
Net cash provided by financing activities	4,522	2,171

Net change in cash and cash equivalents	165	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$166	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$969	$964

Supplemental disclosure of non-cash investing and financing activities: Accounts payable includes $7,764 in 2023 and $3,715 in 2022 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.  Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Mar. 31, 2023	Dec. 31, 2022	Change

Accounts receivable – customers	$5,923	$7,069	$(1,146)
Other receivables	371	487	(116)
	6,294	7,556	(1,262)
Less: allowance for doubtful accounts	(875)	(855)	(20)
Accounts receivable, net	$5,419	$6,701	$(1,282)

Unbilled revenue	$3,473	$3,290	$183

Differences in timing of revenue recognition, billings, and cash collections result in receivables and contract assets.  Generally, billing occurs subsequent to revenue recognition, resulting in a contract asset reported as unbilled revenue on the balance sheet.  The Company does not receive advances or deposits from customers before revenue is recognized so no contract liabilities are reported.  Accounts receivable are recorded when the right to consideration becomes unconditional and are presented separately on the balance sheet.  The changes in accounts receivable – customers and in unbilled revenue were primarily due to the normal timing difference between performance and the customer’s payments.

3.  Common Stock and Earnings Per Share

Net income of $3,653 and $3,859 for the three months ended March 31, 2023 and 2022, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31
	2023	2022

Weighted average common shares, basic	14,275,866	13,105,674
Effect of dilutive securities:
Employee stock-based compensation	3,837	2,756
Weighted average common shares, diluted	14,279,703	13,108,430

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time. No shares were repurchased during the three months ended March 31, 2023 and 2022.  As of March 31, 2023, 618,004 shares remain authorized for repurchase.

4.  Debt

	As of Mar. 31, 2023	As of Dec. 31, 2022

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	–
Committed Line of Credit, due September 2024	–	29,740
Total long-term debt	152,370	142,110
Less discount on issuance of long-term debt	(155)	(158)
Less unamortized debt issuance costs	(2,617)	(2,487)
Long-term portion	$149,598	$139,465

On February 24, 2023, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $40,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 5.50% per annum payable semiannually and mature on February 24, 2053.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $39,829.  The net proceeds were used to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects of the Company.

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The variable interest rate will change to 59% of the daily simple Secured Overnight Financing Rate, or SOFR, plus a spread adjustment of 11.448 basis points commencing upon the discontinuance of LIBOR in 2023.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap was 0.44% and 2.90% for the three months ended March 31, 2023 and 2022, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $14 and $90 for the three months ended March 31, 2023 and 2022, respectively. The overall swap result was a (gain) loss of $127 and $(494) for the three months ended March 31, 2023 and 2022, respectively.  The Company expects to reclassify $42 from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On August 9, 2022, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of March 31, 2023.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2023, the Company would have been required to pay the counterparty approximately $827.

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

Description	March 31, 2023	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$791	$791

Fair values are measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of March 31, 2023.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2023.  The use of the Company’s credit rating resulted in a reduction in the fair value of the swap liability of $36 as of March 31, 2023.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2022 is shown in the table below.

Description	December 31, 2022	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$680	$680

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $152,370 at March 31, 2023, and $142,110 at December 31, 2022, had an estimated fair value of approximately $142,000 and $126,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at March 31, 2023 of $15,006 and $255, respectively.  At December 31, 2022, customers’ advances for construction and note receivable had carrying values of $14,911 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company has committed to capital expenditures of approximately $39,205 to armor and replace the spillway of the Lake Williams dam, of which $22,212 remains to be incurred as of March 31, 2023.  The Company may make additional commitments for this project in the future.

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,559 and $1,518 through March 31, 2023 and December 31, 2022, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,800.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended March 31
	2023	2022
Water utility service:
Residential	$8,888	$8,447
Commercial and industrial	4,004	3,588
Fire protection	932	836
Wastewater utility service:
Residential	1,084	929
Commercial and industrial	221	109
Billing and revenue collection services	126	130
Collection services	7	59
Other revenue	11	14
Total Revenue from Contracts with Customers	15,273	14,112
Rents from regulated property	128	128
Total Operating Revenue	$15,401	$14,240

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The DSIC reset to zero when the new base rates took effect March 1, 2023.  The DSIC provided revenues of $271 and $404 for the three months ended March 31, 2023 and 2022, respectively.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2023	2022

Service cost	$149	$256
Interest cost	469	334
Expected return on plan assets	(903)	(1,055)
Amortization of prior service cost	(3)	(3)
Rate-regulated adjustment	801	1,043
Net periodic pension expense	$513	$575

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2022 that it expected to contribute $1,680 to its pension plans in 2023.  For the three months ended March 31, 2023, contributions of $513 have been made.  The Company expects to contribute the remaining $1,167 during the final three quarters of 2023.

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

No long-term stock-based awards were granted under the LTIP during the three months ended March 31, 2023. No previously issued restricted stock awards vested or were forfeited during the three months ended March 31, 2023. For the three months ended March 31, 2023 and 2022, the statement of income includes $54 and $45 of stock-based compensation, respectively, and related recognized tax benefits of $15 and $13, respectively.  Total stock based compensation related to nonvested awards not yet recognized is $465 at March 31, 2023 which will be recognized over the remaining three-year vesting period.

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

The Company’s effective tax rate was 12.9% and (6.4)% for the three months ended March 31, 2023 and 2022, respectively.  The higher effective tax rate is primarily due to lower deductions from the TPR.  The effective tax rate will vary depending on the level of eligible asset improvements expensed for tax purposes under TPR each period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (In thousands of dollars, except per share amounts)
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

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns eleven wells which are capable of providing a safe yield of approximately 637,000 gallons per day to supply water to the customers of its groundwater satellite systems in York and Adams Counties.  As of March 31, 2023, the Company’s average daily availability was 40.8 million gallons, and average daily consumption was approximately 21.1 million gallons.  The Company’s service territory had an estimated population of 208,000 as of December 31, 2022.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended March 31, 2023 Compared
With Three Months Ended March 31, 2022

Net income for the first quarter of 2023 was $3,653, a decrease of $206, or 5.3%, from net income of $3,859 for the same period of 2022.  The primary contributing factors to the decrease were higher income taxes and expenses which were partially offset by higher operating revenues.

Operating revenues for the first quarter of 2023 increased $1,161, or 8.2%, from $14,240 for the three months ended March 31, 2022 to $15,401 for the corresponding 2023 period.  The primary reason for the increase was a rate increase effective March 1, 2023.  Growth in the customer base also added to revenues.  The average number of water customers served in 2023 increased as compared to 2022 by 1,156 customers, from 69,995 to 71,151 customers.  The average number of wastewater customers served in 2023 increased as compared to 2022 by 429 customers, from 5,466 to 5,895 customers, primarily due to acquisitions.  The increased revenues were partially offset by a $133 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2023 when the rate order took effect.  Total per capita consumption for 2023 was consistent with the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates, higher summer demand and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, weather patterns, and economic conditions could impact results.

Operating expenses for the first quarter of 2023 increased $1,041, or 11.6%, from $8,942 for the first quarter of 2022 to $9,983 for the corresponding 2023 period.  The increase was primarily due to higher expenses of approximately $334 for depreciation, $249 for wages, $209 for water treatment, $88 for insurance, $73 for wastewater treatment, and $55 for billing and revenue collection services.  Other expenses increased by a net of $33.  For the remainder of the year, the Company expects depreciation expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.

Interest on debt for the first quarter of 2023 increased $216, or 16.7%, from $1,297 for the first quarter of 2022 to $1,513 for the corresponding 2023 period.  The increase was primarily due to an increase in long-term debt outstanding upon completion of a debt offering in February 2023 at a higher amount than the line of credit balance it was used to repay.  The average debt outstanding under the line of credit was $20,412 for the first quarter of 2023 and $32,524 for the first quarter of 2022.  The weighted average interest rate on the line of credit was 2.96% for the quarter ended March 31, 2023 and 1.30% for the quarter ended March 31, 2022.  Interest expense for the remainder of the year is expected to increase due to the increase in long-term debt outstanding.

Allowance for funds used during construction increased $454, from $295 in the first quarter of 2022 to $749 in the corresponding 2023 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first quarter of 2023 reflects decreased expenses of $255 as compared to the same period of 2022.  Lower charitable contributions of approximately $307, partially offset by lower earnings on life insurance policies of approximately $52 were the primary reasons for the decrease.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income taxes for the first quarter of 2023 increased $774 as compared to the same period of 2022 primarily due to lower deductions from the Internal Revenue Service tangible property regulations, or TPR.  The Company’s effective tax rate was 12.9% for the first quarter of 2023 and (6.4)% for the first quarter of 2022.  The Company’s effective tax rate for the remainder of 2023 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR each period.  The Company expects the level to be higher in the remainder of the year than the first quarter, lowering the effective tax rate.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a distribution system improvement charge or file a rate increase request in 2023.

Acquisitions and Growth

On March 27, 2023, the Company signed an agreement to purchase the water assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2023 at which time the Company will add approximately 100 water customers.

On November 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2023 at which time the Company will add approximately 280 wastewater customers.

On June 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2023 at which time the Company will add approximately 180 wastewater customers.

On April 28, 2022, the Company signed an agreement to purchase the water assets and wastewater collection and treatment assets of Conewago Industrial Park Water & Sewer Company in Donegal Township, Lancaster County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2023 at which time the Company will add approximately 30 commercial and industrial water and wastewater customers.

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

Capital Expenditures

For the three months ended March 31, 2023, the Company invested $10,581 in construction expenditures for armoring and replacing the spillway of the Lake Williams dam, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2023 of approximately $45,700 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for armoring and replacing the spillway of the Lake Williams dam, additional main extensions, wastewater treatment plant construction, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2023.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2023, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of March 31, 2023, the Company had no borrowings on its line of credit and had a cash balance of $166.  Upon completion of the debt offering in February 2023, the Company repaid its line of credit and generated a cash balance with the remaining portion of the proceeds.  The Company expects the cash balance to be fully utilized in 2023, after which the cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended March 31, 2023, a strengthening in the timeliness of payments, compared to the three months ended December 31, 2022, resulted in a decrease in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2023, the Company generated $6,224 internally from operations as compared to the $5,333 it generated during the first three months of 2022.  The increase was primarily due to the decrease in accounts receivable – customers due to a strengthening in the timeliness of payments.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 57.8% as of March 31, 2023, compared with 59.3% as of December 31, 2022.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of March 31, 2023, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had no outstanding borrowings under its line of credit as of March 31, 2023.  Upon completion of the debt offering in February 2023, the Company repaid its line of credit.  The Company expects to extend the maturity for this line of credit into 2025 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet anticipated financing needs throughout 2023.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding these restrictions.

On February 24, 2023, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $40,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 5.50% per annum payable semiannually and mature on February 24, 2053.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $39,829.  The net proceeds were used to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects of the Company.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 42.2% as of March 31, 2023, compared with 40.7% as of December 31, 2022.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2023.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,559 and $1,518 through March 31, 2023 and December 31, 2022, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,800.  This estimate is subject to adjustment as more facts become available.

Labor Relations

The current union contract expired on April 30, 2023.  Management and the union leadership have agreed to honor the expired contract and continue to work under its terms.  Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2023.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: May 2, 2023	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: May 2, 2023	Matthew E. Poff Principal Financial and Accounting Officer