Form 10-Q
period 2023-09-30
YORK WATER CO
filed 2023-11-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	14,321,761 Shares outstanding as of November 3, 2023

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2023	Dec. 31, 2022
ASSETS
UTILITY PLANT, at original cost	$598,536	$549,141
Plant acquisition adjustments	(9,331)	(9,178)
Accumulated depreciation	(115,493)	(108,758)
Net utility plant	473,712	431,205

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $484 in 2023 and $463 in 2022	1,580	696

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $875 in 2023 and $855 in 2022	7,354	6,701
Unbilled revenues	3,249	3,290
Recoverable income taxes	578	882
Materials and supplies inventories, at cost	3,225	2,335
Prepaid expenses	1,703	1,025
Total current assets	16,110	14,234

OTHER LONG-TERM ASSETS:
Prepaid pension cost	19,244	17,090
Note receivable	255	255
Deferred regulatory assets	46,165	42,545
Other assets	4,687	4,570
Total other long-term assets	70,351	64,460

Total Assets	$561,753	$510,595

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2023	Dec. 31, 2022
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,320,737 shares in 2023 and 14,285,584 shares in 2022	$135,695	$134,220
Retained earnings	82,012	72,963
Total common stockholders’ equity	217,707	207,183

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	167,769	139,465

COMMITMENTS	–	–

CURRENT LIABILITIES:
Accounts payable	12,276	10,766
Dividends payable	2,639	2,628
Accrued compensation and benefits	1,589	1,541
Accrued interest	1,628	965
Deferred regulatory liabilities	596	593
Other accrued expenses	403	488
Total current liabilities	19,131	16,981

DEFERRED CREDITS:
Customers’ advances for construction	18,105	14,911
Deferred income taxes	53,639	47,901
Deferred employee benefits	3,747	3,725
Deferred regulatory liabilities	39,051	37,448
Other deferred credits	303	680
Total deferred credits	114,845	104,665

Contributions in aid of construction	42,301	42,301

Total Stockholders’ Equity and Liabilities	$561,753	$510,595

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

OPERATING REVENUES	$18,767	$15,811	$52,935	$44,950

OPERATING EXPENSES:
Operation and maintenance	4,471	3,746	12,688	10,112
Administrative and general	2,605	2,328	8,028	7,564
Depreciation and amortization	2,944	2,572	8,777	7,545
Taxes other than income taxes	314	309	1,075	1,001
	10,334	8,955	30,568	26,222

Operating income	8,433	6,856	22,367	18,728

OTHER INCOME (EXPENSES):
Interest on debt	(1,850)	(1,204)	(5,041)	(3,706)
Allowance for funds used during construction	1,131	382	2,724	902
Other pension costs	(239)	(318)	(842)	(956)
Other income (expenses), net	(68)	(117)	(368)	(546)
	(1,026)	(1,257)	(3,527)	(4,306)

Income before income taxes	7,407	5,599	18,840	14,422

Income tax (benefit) expense	(161)	(82)	1,095	(147)

Net Income	$7,568	$5,681	$17,745	$14,569

Basic Earnings Per Share	$0.53	$0.40	$1.24	$1.05

Diluted Earnings Per Share	$0.53	$0.40	$1.24	$1.05

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2023	14,309,160	$135,199	$77,345	$212,544
Net income	–	–	7,568	7,568
Cash dividends declared, $0.2027 per share	–	–	(2,901)	(2,901)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,577	438	–	438
Stock-based compensation	–	58	–	58
Balance, September 30, 2023	14,320,737	$135,695	$82,012	$217,707

Balance, December 31, 2022	14,285,584	$134,220	$72,963	$207,183
Net income	–	–	17,745	17,745
Cash dividends declared, $0.6081 per share	–	–	(8,696)	(8,696)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	31,039	1,258	–	1,258
Stock-based compensation	4,114	217	–	217
Balance, September 30, 2023	14,320,737	$135,695	$82,012	$217,707

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2022	14,264,763	$133,239	$67,945	$201,184
Net income	–	–	5,681	5,681
Cash dividends declared, $0.1949 per share	–	–	(2,780)	(2,780)
Issuance of common stock	–	–	–	–
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,160	441	–	441
Stock-based compensation	(467)	50	–	50
Balance, September 30, 2022	14,275,456	$133,730	$70,846	$204,576

Balance, December 31, 2021	13,112,948	$88,230	$64,392	$152,622
Net income	–	–	14,569	14,569
Cash dividends declared, $0.5847 per share	–	–	(8,115)	(8,115)
Issuance of common stock	1,121,940	43,970	–	43,970
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	33,016	1,322	–	1,322
Stock-based compensation	7,552	208	–	208
Balance, September 30, 2022	14,275,456	$133,730	$70,846	$204,576

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months Ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,745	$14,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,777	7,545
Stock-based compensation	217	208
Increase (decrease) in deferred income taxes	757	(170)
Other	(750)	38
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(929)	(1,431)
Decrease in recoverable income taxes	304	24
(Increase) decrease in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(8,365)	771
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	4,988	(4,368)
Increase in accrued interest	663	125
Net cash provided by operating activities	23,407	17,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $1,522 in 2023 and $504 in 2022	(46,342)	(34,050)
Acquisitions of water and wastewater systems	(35)	(2,826)
Net cash used in investing activities	(46,377)	(36,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	3,434	3,281
Repayments of customer advances	(240)	(772)
Proceeds of long-term debt issues	85,643	26,000
Debt issuance costs	(171)	–
Repayments of long-term debt	(57,303)	(48,213)
Changes in cash overdraft position	(966)	1,862
Issuance of common stock	1,258	45,292
Dividends paid	(8,685)	(7,885)
Net cash provided by financing activities	22,970	19,565

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,734	$2,976

Supplemental disclosure of non-cash investing and financing activities: Accounts payable includes $7,017 in 2023 and $5,536 in 2022 for the construction of utility plant.

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

2.  Acquisitions

On December 1, 2022, the Company completed the acquisition of the wastewater collection and treatment assets of SYC WWTP, L.P. and the Albright Trailer Park of R.T. Barclay, Inc. in Shrewsbury and Springfield Townships, York County, Pennsylvania.  The Company began operating the existing collection and treatment facilities on December 5, 2022.  The acquisition resulted in the addition of approximately 90 wastewater customers with purchase price and acquisition costs of approximately $516, of which $35 was paid in 2023, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $202 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the acquisition adjustment over the remaining life of the acquired assets.  The wastewater customers of the Albright Trailer Park were previously served by SYC WWTP, L.P. through a single customer connection to the park.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Sep. 30, 2023	Dec. 31, 2022	Change

Accounts receivable – customers	$7,994	$7,069	$925
Other receivables	235	487	(252)
	8,229	7,556	673
Less: allowance for doubtful accounts	(875)	(855)	(20)
Accounts receivable, net	$7,354	$6,701	$653

Unbilled revenue	$3,249	$3,290	$(41)

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

4.  Common Stock and Earnings Per Share

Net income of $7,568 and $5,681 for the three months ended September 30, 2023 and 2022, respectively, and $17,745 and $14,569 for the nine months ended September 30, 2023 and 2022, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Weighted average common shares, basic	14,300,995	14,254,570	14,288,580	13,853,816
Effect of dilutive securities:
Employee stock-based compensation	834	703	305	407
Weighted average common shares, diluted	14,301,829	14,255,273	14,288,885	13,854,223

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or nine months ended September 30, 2023 and 2022.  As of September 30, 2023, 618,004 shares remain authorized for repurchase.

5.  Debt

	As of Sep. 30, 2023	As of Dec. 31, 2022

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	–
Committed Line of Credit, due September 2025	18,080	29,740
Total long-term debt	170,450	142,110
Less discount on issuance of long-term debt	(150)	(158)
Less unamortized debt issuance costs	(2,531)	(2,487)
Long-term portion	$167,769	$139,465

In the third quarter of 2023, the Company renewed its committed line of credit and extended the maturity date to September 2025. No other terms or conditions of the line of credit agreement were modified.

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

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.   In exchange, the counterparty paid the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The variable interest rate changed to 59% of the daily simple Secured Overnight Financing Rate, or SOFR, plus a spread adjustment of 11.448 basis points upon the discontinuance of LIBOR in 2023.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap was 0.01% and 1.78% for the three months ended September 30, 2023 and 2022, respectively, and 0.20% and 2.43% for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset or regulatory liability.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $0 and $52 for the three months ended September 30, 2023 and 2022, respectively, and $19 and $220 for the nine months ended September 30, 2023 and 2022, respectively. The overall swap result was a gain of $211 and $357 for the three months ended September 30, 2023 and 2022, respectively, and $351 and $1,132 for the nine months ended September 30, 2023 and 2022, respectively. The Company expects to reclassify $(13) from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On July 26, 2023, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of September 30, 2023.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2023, the Company would have been required to pay the counterparty approximately $372.

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

Description	September 30, 2023	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$303	$303

Fair values are measured as the present value of all expected future cash flows based on the SOFR-based swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of September 30, 2023.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2023.  The use of the Company’s credit rating resulted in a reduction in the fair value of the swap liability of $69 as of September 30, 2023.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2022 is shown in the table below.

Description	December 31, 2022	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$680	$680

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $170,450 at September 30, 2023, and $142,110 at December 31, 2022, had an estimated fair value of approximately $142,000 and $126,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at September 30, 2023 of $18,105 and $255, respectively.  At December 31, 2022, customers’ advances for construction and note receivable had carrying values of $14,911 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company has committed to capital expenditures of approximately $39,626 to armor and replace the spillway of the Lake Williams dam, of which $9,576 remains to be incurred as of September 30, 2023.  The Company may make additional commitments for this project in the future.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,671 and $1,518 through September 30, 2023 and December 31, 2022, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,800.  This estimate is subject to adjustment as more facts become available.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Water utility service:
Residential	$10,505	$9,282	$30,033	$26,548
Commercial and industrial	5,244	4,208	14,341	11,692
Fire protection	1,040	856	3,022	2,528
Wastewater utility service:
Residential	1,458	976	3,998	2,830
Commercial and industrial	255	209	743	434
Billing and revenue collection services	115	149	357	363
Collection services	12	3	28	151
Other revenue	14	6	38	25
Total Revenue from Contracts with Customers	18,643	15,689	52,560	44,571
Rents from regulated property	124	122	375	379
Total Operating Revenue	$18,767	$15,811	$52,935	$44,950

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

Billing and Revenue Collection Service
The Company provides billing and revenue collection service as distinct performance obligations to two municipalities within the service territory of the Company.  The municipalities provide service to their residents and the Company acts as the billing and revenue collection agent for the municipalities.  The transaction price is a fixed amount per bill prepared as established in the contract.  There is no variable consideration.  Due to the fact that both the billing performance obligation and the revenue collection performance obligation are materially complete by the end of the reporting period, the Company does not allocate the transaction price between the two performance obligations.  The performance obligations are satisfied at a point in time when the bills are sent as the municipalities receive all the benefits and bear all of the risk of non-collection at that time.  Each municipality is invoiced when the bills are complete and the invoice is due within thirty days.  The billing and revenue collection service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The DSIC reset to zero when the new base rates took effect March 1, 2023.  The DSIC provided revenues of $0 and $661 for the three months ended September 30, 2023 and 2022, respectively, and $271 and $1,623 for the nine months ended September 30, 2023 and 2022, respectively.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Service cost	$150	$257	$449	$769
Interest cost	469	334	1,407	1,002
Expected return on plan assets	(903)	(1,054)	(2,709)	(3,163)
Amortization of prior service cost	(4)	(4)	(10)	(10)
Rate-regulated adjustment	677	1,042	2,154	3,127
Net periodic pension expense	$389	$575	$1,291	$1,725

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2022 that it expected to contribute $1,680 to its pension plans in 2023.  For the nine months ended September 30, 2023, contributions of $1,291 have been made.  The Company expects to contribute the remaining $389 during the final quarter of 2023.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2023.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	10,765	$43.24
Granted	5,947	$42.22
Vested	(5,935)	$43.89
Forfeited	(1,833)	$42.29
Nonvested at end of the period	8,944	$42.32

For the three months ended September 30, 2023 and 2022, the statement of income includes $58 and $50 of stock-based compensation, respectively, and related recognized tax benefits of $16 and $14, respectively. For the nine months ended September 30, 2023 and 2022, the statement of income includes $217 and $208 of stock-based compensation, respectively, and related recognized tax benefits of $61 and $60, respectively. The total fair value of the shares vested in the nine months ended September 30, 2023 was $260. Total stock-based compensation related to nonvested awards not yet recognized is $379 at September 30, 2023 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was (2.2)% and (1.5)% for the three months ended September 30, 2023 and 2022, respectively, and 5.8% and (1.0)% for the nine months ended September 30, 2023 and 2022, respectively.  The higher effective tax rate for the nine months ended September 30, 2023 is primarily due to higher income before income taxes partially offset by higher deductions from the TPR.  The effective tax rate will vary depending on income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

14.  Subsequent Event

On October 12, 2023, the Company completed the acquisition of the water assets and wastewater collection and treatment assets of Conewago Industrial Park Water and Sewer Company in Lancaster County, Pennsylvania.  The Company began operating the existing water assets and wastewater collection and treatment assets on October 16, 2023.  The acquisition resulted in the addition of approximately 30 commercial and industrial water and wastewater customers with purchase price and acquisition costs of approximately $566.  This acquisition is immaterial to Company results.

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

The forward-looking statements in this report reflect what the Company currently anticipates will happen, which are based only on information currently available to us and speak only as the date hereof.  What actually happens could differ materially from what it currently anticipates will happen.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather or climate, including drought conditions or extended periods of heavy precipitation;
•	natural disasters, including pandemics such as the recent outbreak of the novel strain of coronavirus known as “COVID-19” and its variants and the effectiveness of the Company’s pandemic plans;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company's service territory;
•	construction of new housing within the Company's service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock; and
•	the ability to obtain financing.

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and nine wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 55 municipalities within four counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company's own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns thirteen wells which are capable of providing a safe yield of approximately 808,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of September 30, 2023, the Company's average daily availability was 41 million gallons, and average daily consumption was approximately 22.2 million gallons.  The Company's service territory had an estimated population of 208,000 as of December 31, 2022.  Industry within the Company's service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2023 Compared
With Three Months Ended September 30, 2022

Net income for the third quarter of 2023 was $7,568, an increase of $1,887, or 33.2%, from net income of $5,681 for the same period of 2022.  The primary contributing factors to the increase were higher operating revenues which were partially offset by higher operating expenses.

Operating revenues for the third quarter of 2023 increased $2,956, or 18.7%, from $15,811 for the three months ended September 30, 2022 to $18,767 for the corresponding 2023 period.  The primary reason for the increase was a rate increase effective March 1, 2023.  Growth in the customer base also added to revenues.  The average number of water customers served in 2023 increased as compared to 2022 by 960 customers, from 70,561 to 71,521 customers.  The average number of wastewater customers served in 2023 increased as compared to 2022 by 377 customers, from 5,641 to 6,018 customers, primarily due to acquisitions.  Total per capita consumption for 2023 was approximately 0.6% lower than the same period of last year.  The increased revenues were partially offset by a $661 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2023 when the rate order took effect.

Operating expenses for the third quarter of 2023 increased $1,379, or 15.4%, from $8,955 for the third quarter of 2022 to $10,334 for the corresponding 2023 period.  The increase was primarily due to higher expenses of approximately $372 for depreciation and amortization, $294 for water treatment, $176 for fuel to pump raw water from the Susquehanna River, $167 for wages, $163 for outside services, $86 for distribution system maintenance, $76 for insurance, and $74 for billing and revenue collection services.  Other operating expenses decreased by a net of $29.

Interest on debt for the third quarter of 2023 increased $646, or 53.7%, from $1,204 for the third quarter of 2022 to $1,850 for the corresponding 2023 period.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates.  The average debt outstanding under the line of credit was $15,350 for the third quarter of 2023 and $2,587 for the third quarter of 2022.  The weighted average interest rate on the line of credit was 6.42% for the quarter ended September 30, 2023 and 2.29% for the quarter ended September 30, 2022.

Allowance for funds used during construction increased $749, from $382 in the third quarter of 2022 to $1,131 in the corresponding 2023 period due to a higher volume of eligible construction.

Other income (expenses), net for the third quarter of 2023 reflects decreased expenses of $49 as compared to the same period of 2022.  Higher earnings on life insurance policies of approximately $51 were the primary reasons for the increase.  Other expenses increased by a net of $2.

Income tax benefit for the third quarter of 2023 increased $79 as compared to the same period of 2022 primarily due to higher deductions from the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (2.2)% for the third quarter of 2023 and (1.5)% for the third quarter of 2022.

Nine Months Ended September 30, 2023 Compared
With Nine Months Ended September 30, 2022

Net income for the first nine months of 2023 was $17,745, an increase of $3,176, or 21.8%, from net income of $14,569 for the same period of 2022.  The primary contributing factors to the increase were higher operating revenues which were partially offset by higher operating expenses and income taxes.

Operating revenues for the nine months of 2023 increased $7,985, or 17.8%, from $44,950 for the nine months ended September 30, 2022 to $52,935 for the corresponding 2023 period.  The primary reason for the increase was a rate increase effective March 1, 2023.  Growth in the customer base also added to revenues.  The average number of water customers served in 2023 increased as compared to 2022 by 1,035 customers, from 70,288 to 71,323 customers.  The average number of wastewater customers served in 2023 increased as compared to 2022 by 404 customers, from 5,547 to 5,951 customers, primarily due to acquisitions.  Total per capita consumption for 2023 was approximately 1.1% higher than the same period of last year.  The increased revenues were partially offset by a $1,352 decrease from a lower DSIC allowed by the PPUC.  The DSIC reset to zero on March 1, 2023 when the rate order took effect.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, drought warnings or restrictions, weather patterns, and economic conditions could impact results.

Operating expenses for the first nine months of 2023 increased $4,346, or 16.6%, from $26,222 for the first nine months of 2022 to $30,568 for the corresponding 2023 period.  The increase was primarily due to higher expenses of approximately $1,232 for depreciation and amortization, $754 for water treatment, $650 for wages, $532 for wastewater treatment as the prior year included a one-time reimbursement not repeated in the current year, $250 for distribution system maintenance, $213 for insurance, $194 for outside services, $177 for fuel to pump raw water from the Susquehanna River, $160 for billing and revenue collection services, and $140 for reduced capitalized overhead.  Other operating expenses increased by a net of $44.  For the remainder of the year, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase at a moderate rate as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Drought conditions and weather patterns could further increase operating expenses.

Interest on debt for the first nine months of 2023 increased $1,335, or 36.0%, from $3,706 for the first nine months of 2022 to $5,041 for the corresponding 2023 period.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates.  The average debt outstanding under the lines of credit was $13,603 for the first nine months of 2023 and $12,102 for the first nine months of 2022.  The weighted average interest rate on the lines of credit was 4.97% for the nine months ended September 30, 2023 and 1.22% for the nine months ended September 30, 2022.  Interest expense for the remainder of the year is expected to increase due to the increase in long-term debt outstanding and continued higher interest rates.

Allowance for funds used during construction increased $1,822, from $902 in the first nine months of 2022 to $2,724 in the corresponding 2023 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first nine months of 2023 reflects decreased expenses of $178 as compared to the same period of 2022.  Lower charitable contributions of approximately $182 and lower retirement expenses of approximately $42 were the primary reasons for the decrease.  Other expenses increased by a net of $46.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for the first nine months of 2023 increased $1,242 compared to the same period of 2022 primarily due to higher income before income taxes partially offset by higher deductions from the IRS TPR.  The Company’s effective tax rate was 5.8% for the first nine months of 2023 and (1.0)% for the first nine months of 2022.  The Company's effective tax rate for the remainder of 2023 will be largely determined by income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.  The Company expects the effective tax rate to remain consistent with the first nine months in the remainder of the year.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a distribution system improvement charge or file a rate increase request in 2023.

Acquisitions and Growth

On July 17, 2023, the Company signed an agreement to purchase the wastewater collection and treatment assets of York Haven Sewer Authority in York Haven Borough, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the third quarter of 2024 at which time the Company will add approximately 230 wastewater customers.

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

On May 18, 2023, the Company signed an agreement to purchase the water assets of Houston Run Community Water System, LLC in Salisbury Township, Lancaster County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second quarter of 2024 at which time the Company will add approximately 15 water customers.

On March 27, 2023, the Company signed an agreement to purchase the water assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2023 at which time the Company will add approximately 100 water customers.

On November 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second quarter of 2024 at which time the Company will add approximately 280 wastewater customers.

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

Capital Expenditures

For the nine months ended September 30, 2023, the Company invested $46,342 in construction expenditures for armoring and replacing the spillway of the Lake Williams dam, wastewater treatment plant construction, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2023 of approximately $16,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for armoring and replacing the spillway of the Lake Williams dam, additional main extensions, wastewater treatment plant construction, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2023.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2023 and 2024, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of September 30, 2023, the Company borrowed $18,080 on its line of credit and incurred a cash overdraft on its cash management account of $2,209.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended September 30, 2023, higher revenue levels as compared to the three months ended December 31, 2022, resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2023, the Company generated $23,407 internally from operations as compared to the $17,311 it generated during the first nine months of 2022.  The increase was primarily due to the increase in net income including the increase in depreciation and amortization, a non-cash expense.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 56.1% as of September 30, 2023, compared with 59.3% as of December 31, 2022.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of September 30, 2023, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $18,080 in borrowings under its line of credit as of September 30, 2023.  The interest rate on the line of credit borrowings as of September 30, 2023 was 6.50%.  In the third quarter of 2023, the Company renewed its committed line of credit and extended the maturity date to September 2025.  No other terms or conditions of the line of credit agreement were modified.

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

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 7 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding these restrictions.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 43.9% as of September 30, 2023, compared with 40.7% as of December 31, 2022.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

The Company’s effective tax rate will largely be determined by income before income taxes and the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of TPR.

The Company has a substantial deferred income tax asset primarily due to the excess accumulated deferred income taxes on accelerated depreciation from the Tax Cuts and Jobs Act of 2017 and the differences between the book and tax balances of the customers’ advances for construction and contributions in aid of construction and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated depreciation or TPR.

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2023.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,671 and $1,518 through September 30, 2023 and December 31, 2022, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,800.  This estimate is subject to adjustment as more facts become available.

Labor Relations

The prior union contract expired on April 30, 2023.  Management and the union leadership agreed to a new contract, which was ratified in June 2023 and expires April 30, 2026.

Drought

On September 22, 2023, Pennsylvania state officials moved York County to a drought warning and continued the drought watch for other counties in Pennsylvania including Adams, Franklin, and Lancaster Counties.  The warning calls for a voluntary reduction in nonessential water use of 10 to 15 percent and the watch calls for a voluntary reduction in nonessential water use of 5 to 10 percent.  In addition, the Company has implemented a mandatory restriction on nonessential water use within its service territory.  These measures could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2023.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: November 3, 2023	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: November 3, 2023	Matthew E. Poff Principal Financial and Accounting Officer