Form 10-K
period 2023-12-31
YORK WATER CO
filed 2024-03-05
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☐ Yes ⌧ No

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2023 was $590,539,032.

As of March 5, 2024, there were 14,334,183 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as “may,” “should,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “objective” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy and future prospects; including, but not limited to:

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen and caution should be exercised against placing undue reliance upon such statements, which are based only on information currently available to the Company and speak only as of the date hereof.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

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

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and ten wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 56 municipalities within four counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.2 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns thirteen wells which are capable of providing a safe yield of approximately 808,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of December 31, 2023, the Company’s average daily availability was 41.0 million gallons, and average daily consumption was approximately 21.8 million gallons.  The Company’s service territory had an estimated population of 209,000 as of December 31, 2023.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

The federal Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency, or EPA, to develop national quality standards.  Regulations issued under this Act, and its amendments, set standards on the amount of certain contaminants allowable in drinking water.  Current requirements are not expected to have a material impact on the Company’s operations or financial condition as it already meets or exceeds standards.  In the future, the Company may be required to change its method of treating drinking water and may incur additional capital investments if new regulations become effective.

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

The EPA has published the Lead and Copper Rule Revisions, or LCRR, that includes a requirement to submit a service line inventory and a lead service line replacement plan to the respective states or agencies by October 16, 2024, as well as provide public education and sampling at elementary schools and childcare facilities.  Additionally, the EPA is developing a new regulation, the Lead and Copper Rule Improvements, or LCRI, to better protect communities from exposure to lead in drinking water.  The LCRI is expected to delay the due dates for lead service line replacement plans and result in modifications to other parts of the LCRR.  The Company is executing an implementation plan to comply with the initial LCRR requirement to complete a lead service line inventory and begin additional sampling.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements including their concern regarding the stability of the Lake Williams spillway in light of current design standards.  The Company completed the final design and the permitting process to armor the dam and replace the spillway of the Lake Williams dam and began construction in 2022.  The Company completed the dam armoring and spillway replacement in 2023 at a total cost of approximately $40 million.  Additional capital expenditures will be incurred in 2024 to complete the sitework around the dam and reservoir.  The Lake Redman dam will be reviewed following the completion of the work on the Lake Williams dam.

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

The growth in the number of customers is due primarily to the acquisition of water and wastewater systems and organic growth. During the year ended December 31, 2023, the Company increased its number of customers from 76,731 to 77,893.  See “Management’s Discussion and Analysis – Acquisitions and Growth” for a discussion of the Company’s recent acquisitions.

The Company continues to grow its water distribution and wastewater collection systems to provide reliable service to its expanding franchised service territory and the increasing population within that territory.  During the year ended December 31, 2023, the Company installed an additional 41,300 feet of water distribution mains and acquired an additional 16,300 feet of water distribution mains resulting in 1,076 miles of water mains as of December 31, 2023.  During the year ended December 31, 2023, the Company acquired an additional 16,400 feet of wastewater collection mains resulting in 102 miles of wastewater mains as of December 31, 2023.

The Company’s growth in revenues is primarily a result of customer growth and increases in water and wastewater rates.  During the year ended December 31, 2023, the Company recognized revenue of $71,031, an increase of $10,970, or 18.3%, as compared to $60,061 during the year ended December 31, 2022.  In 2023, operating revenue was derived from the following sources and in the following percentages: residential, 64%; commercial and industrial, 29%; and other, 7%, which is primarily from the provision for fire service but includes other water and wastewater service-related income.  See “Management’s Discussion and Analysis – Rate Matters” for a discussion of the Company’s rate case management.

Information about Our Executive Officers

The Company presently has 130 employees, all but one of which are full time employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2024 Proxy Statement incorporated herein by reference.

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

Shareholders may request, without charge, copies of the Company’s financial reports.  Such requests, as well as other investor relations inquiries, should be addressed to:

Molly E. Houck	The York Water Company	(717) 718-2942
Investor Relations &	130 East Market Street	(800) 750-5561
Communications Administrator	York, PA 17401	mollyh@yorkwater.com

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data.

Managing Material Risks & Integrated Overall Risk Management
The Company embraces risk management across the company, to include cybersecurity risk.  This comprehensive approach ensures that cybersecurity considerations are an integral part of its decision-making processes at every level.  The Company’s risk management team works closely with its IT department to continuously evaluate and address cybersecurity risks in alignment with its business objectives and operational needs.

Engage Third Parties on Risk Management
To address the evolving nature and complexity of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing its risk management systems.  These partnerships enable the Company to leverage specialized knowledge and insights with respect to its cybersecurity strategies and processes.  The collaboration with these third parties includes regular audits, threat assessments, penetration testing, and consultation on security enhancements.

Oversee Third-party Risk
The Company recognizes that cybersecurity threats and risks are amplified with the addition of third-party digital service providers.  In response, the Company implements stringent processes to oversee and manage these risks.  It conducts thorough security assessments of all third-party providers before engagement and maintains ongoing monitoring to ensure compliance with its cybersecurity standards.  This process is also intended to provide for the security and integrity of the Company’s data that may be stored on third-party systems.  The monitoring includes quarterly assessments made by the contracted Chief Information Officer, or CIO, and on an ongoing basis by its dedicated cybersecurity staff.  This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Identified Material Risks

To date, the Company has not encountered cybersecurity challenges, risks, or breaches that have materially impaired its business strategy, operations, or its financial standing.

Board of Directors Oversight of Cybersecurity Material Risks – Governance

The Board of Directors, or the Board, is keenly aware of the critical nature of cybersecurity risks, particularly in its business as a public utility providing a life sustaining product.  The Board, in partnership with the Executive team, has created a robust cybersecurity program, with meaningful oversight measures and tools for tracking and managing cyber risks and threats.  The Company understands the importance of its product and services to the communities that it serves and is dedicated to maintaining high stakeholder confidence in its operations.

Board Oversight
The Audit Committee is the lead Board committee with oversight of the cybersecurity program and bears the primary responsibility for this aspect of the business.  The Audit Committee is comprised of Board members with diverse professional backgrounds, such as accounting/finance, utility security, risk management, and business performance integration.  The breadth of experience in this Committee enables it to be the most appropriate lead in oversight of cybersecurity risks and capability.

Management Role
The Chief Administrative Officer and General Counsel has primary oversight of the IT Department and the cybersecurity program, with a direct reporting relationship to the President and Chief Executive Officer.  The Chief Administrative Officer and General Counsel also reports to the Audit Committee at least two times per calendar year and presents a report to the Board at least once per calendar year.  These briefings include both educational and program status information, including:
•	Current cybersecurity risks, including qualitative rating based upon underlying objective measures;
•	Status of ongoing cybersecurity initiatives and strategies;
•	Incident and response reports and lessons learned from any cybersecurity event; and
•	Compliance report with regulatory requirements and industry standards.
In addition to scheduled presentations described above, the IT Department contracted CIO, the Chief Administrative Officer and General Counsel, and the President and Chief Executive Officer maintain constant dialogue regarding emerging or potential cybersecurity risks and threats.  The Chief Administrative Officer and General Counsel is in regular contact with the Audit Committee Chair related to these risks so that the oversight by the Board can be both proactive and responsive.  The Audit Committee has the authority to actively participate in strategic decisions related to cybersecurity and offers guidance and approval for major initiatives.  As a result, cybersecurity considerations can be integrated into the foundation of broader corporate objectives.  The Audit Committee and the Board conduct an annual review of the Company’s cybersecurity risk position and the effectiveness of its risk management strategies and measures.  From this review at the Board level, the Company is able to identify areas where there exist improvement opportunities and can set goals for the following year.

Risk Management Personnel
Primary responsibility for assessing, monitoring, and managing cybersecurity risks rests with the CIO, who has oversight over the IT Department, including one dedicated cybersecurity staff person and select specialized contractors.  This group of contractors includes a Chief Information Security Officer, Chief Technology Officer, Cybersecurity Analysts, Network Engineers, and Network Administrators.

Monitor Cybersecurity Risks
The cybersecurity team actively monitors for cybersecurity risks by employing the use of endpoint detection and response solutions with immediate alert notifications, vulnerability scanning solutions that proactively identify risks, and by monitoring the logs of network devices.

Reporting to the Board
The Chief Administrative Officer and General Counsel has primary responsibility to report to the President and Chief Executive Officer and to the Board and presents with the CIO where appropriate for the content of the presentation and/or to facilitate a substantive discussion.  The CIO, through the Chief Administrative Officer and General Counsel, ensures that the highest levels of the Company remain informed about the cybersecurity posture, potential risks, events, and response if they occur.  Material cybersecurity matters, and significant strategic risk management processes and decisions are elevated to the Board by the Chief Administrative Officer and General Counsel, ensuring that the Board has effective and substantive oversight and may provide input and guidance on critical cybersecurity measures and issues.

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

The Company also owns satellite groundwater systems in York, Adams, and Lancaster Counties.  The systems consist of thirteen wells capable of providing a combined safe yield of approximately 808,000 gallons per day.

As of December 31, 2023, the Company’s present average daily availability was 41.0 million gallons, and daily consumption was approximately 21.8 million gallons.

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

Based on a total average daily consumption in 2023 of approximately 21.8 million gallons, the Company believes the water pumping and filtering facilities are adequate to meet present and anticipated demands.

The Company has ten wastewater treatment facilities located in four counties within south-central Pennsylvania.  The wastewater treatment plants range from small extended aeration package plants to three larger facilities that utilize Biological Nutrient Removal/tertiary treatment technology, and have a combined permitted flow capacity of 922,500 gallons.  With a projected maximum daily demand of 389,000 gallons, the plants’ flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The distribution systems of the Company have approximately 1,076 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution systems include booster stations and standpipes and reservoirs capable of storing approximately 59.7 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The thirteen wastewater collection systems of the Company have approximately 102 miles of gravity collection mains and pressure force mains along with redundant sewage pumping stations.

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

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2023 numbered approximately 1,824.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2023.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also owns and operates three wastewater collection systems and ten wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly precipitation, economic, and market conditions can have an adverse effect on revenues.  The Company experienced increased revenues in 2023 compared to 2022 primarily due to a rate increase effective March 1, 2023 and an increase in the number of customers, which was partially offset by lower revenues from the distribution system improvement charge, or DSIC.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2023, operating revenue was derived from the following sources and in the following percentages: residential, 64%; commercial and industrial, 29%; and other, 7%, which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

The Company seeks to grow revenues by increasing the volume of water sold and wastewater service provided through increases in the number of customers, making timely and prudent investments in infrastructure replacements, expansion and improvements, and timely filing for rate increases.  The Company continuously looks for acquisition and expansion opportunities both within and outside its current service territory as well as through contractual services and bulk water supply.

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

The Company’s performance in 2023 was strong under the above measures.  Operating revenues increased in 2023 compared to 2022 primarily due to a rate increase effective March 1, 2023 and an increase in the number of customers, which was partially offset by the lower revenues from the DSIC.  The increase in operating revenues offset the increases in operating expenses.  The Company incurred higher income taxes primarily due to higher income before income taxes.  The overall effect was an increase in net income in 2023 over 2022 of 21.3% and a return on year end common equity of 10.7%.  The return on year end common equity was strong and higher than the 2022 result of 9.5% which included an increase in common equity from an underwritten public stock offering completed in 2022.  The 2023 results were in line with the five year historical average return on year end common equity of 10.7%.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 30.0%.  In 2023, the ratio was higher than the average at 33.4% due primarily to the increase in operating revenues and lower income taxes than are included in the historical average.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2023 Compared with 2022

Net income for 2023 was $23,757, an increase of $4,177, or 21.3%, from net income of $19,580 for 2022.  The primary contributing factors to the increase were higher operating revenues, which were partially offset by higher operating expenses and income taxes.

Operating revenues for 2023 increased $10,970, or 18.3%, from $60,061 for 2022 to $71,031 for 2023.  The primary reason for the increase was a rate increase effective March 1, 2023.  Growth in the customer base also added to revenues.  The average number of water customers served in 2023 increased as compared to 2022 by 996 customers, from 70,420 to 71,416 customers.  The average number of wastewater customers served in 2023 increased as compared to 2022 by 390 customers, from 5,609 to 5,999 customers, primarily due to acquisitions.  Total per capita consumption for 2023 was approximately 0.3% higher than last year.  The increased revenues were partially offset by a $1,994 decrease from a lower DSIC allowed by the PPUC.  The DSIC reset to zero on March 1, 2023 when the rate order took effect.  In 2024, the Company expects revenues to show a modest increase over 2023 due to a full year at the new rates and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, drought warnings or restrictions, weather patterns, and economic conditions could impact results.

Operating expenses for 2023 increased $5,922, or 16.6%, from $35,578 for 2022 to $41,500 for 2023.  The increase was primarily due to higher expenses of approximately $1,607 for depreciation and amortization, $975 for water treatment, $713 for wages, $683 for wastewater treatment as the prior year included a one-time reimbursement not repeated in the current year, $362 for insurance, $282 for distribution system maintenance, $281 for outside services, $213 for billing and revenue collection services, $202 for fuel to pump raw water from the Susquehanna River, $189 for reduced capitalized overhead, $106 for an increased allowance for uncollectible accounts, and $89 for source maintenance.  Other operating expenses increased by a net of $220.  In 2024, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Drought conditions and weather patterns could further increase operating expenses.

Interest on debt for 2023 increased $1,933, or 37.8%, from $5,114 for 2022 to $7,047 for 2023.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates.  The average debt outstanding under the lines of credit was $16,316 for 2023 and $13,428 for 2022.  The weighted average interest rate on the lines of credit was 5.36% for 2023 and 2.11% for 2022.  Interest expense for 2024 is expected to be higher due to continued borrowings and continued higher interest rates.

Allowance for funds used during construction increased $2,652, from $1,501 in 2022 to $4,153 in 2023 due to a higher volume of eligible construction.  Allowance for funds used during construction in 2024 is expected to decrease based on the completion of the Lake Williams Dam project and a projected decrease in the amount of eligible construction.

Other income (expenses), net for 2023 reflects increased expenses of $521 as compared to 2022.  Higher retirement expenses of approximately $843 were the primary reason for the increase.  Lower charitable contributions of approximately $288 partially offset the increase.  Other expenses decreased by a net of $34.  In 2024, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for 2023 increased $1,262 compared to 2022 primarily due to higher income before income taxes partially offset by higher deductions from the IRS TPR.  The Company’s effective tax rate was 5.1% for 2023 and 0.1% for 2022.  The Company’s effective tax rate for 2024 will be largely determined by income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

Rate Matters

See Note 10 to the Company’s financial statements included herein for a discussion of its rate matters.

The Company does not expect to file a rate increase request in 2024.

Acquisitions and Growth

See Note 2 to the Company’s financial statements included herein for a discussion of completed acquisitions included in financial results.

On February 7, 2024, the Company signed an agreement to purchase the wastewater collection assets of Margaretta Mobile Home Park in Lower Windsor Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in 2025 at which time the Company will add approximately 65 wastewater customers.

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

On June 1, 2023, the Company signed an agreement to purchase the water assets of Longstown Mobile Estates in Windsor Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first quarter of 2024 at which time the Company will add approximately 90 water customers.  The water customers are currently served by the Company through a single customer connection to the mobile home park.

On May 23, 2023, the Company signed an agreement to purchase the Brookhaven Mobile Home Park water assets of ATG Properties, LLC in Hellam Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2024 at which time the Company will add approximately 150 water customers.

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

On March 27, 2023, the Company signed an agreement to purchase the water assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2024 at which time the Company will add approximately 100 water customers.

On November 9, 2022, the Company signed an agreement to purchase the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2024 at which time the Company will add approximately 280 wastewater customers.

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

Capital Expenditures

During 2023, the Company invested $64,640 in construction expenditures for armoring and replacing the spillway of the Lake Williams dam, wastewater treatment plant construction as well as various replacements and improvements to infrastructure and routine items.  In addition, the Company invested $625 in the acquisition of water and wastewater systems.  The Company replaced approximately 50,200 feet of water main and 500 feet of wastewater main in 2023.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2024 and 2025 of approximately $42,200 and $46,100, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2024 and 2025 expenditures will be for additional main extensions, completion of armoring and replacing the spillway of the Lake Williams dam, wastewater treatment plant construction, an upgrade to the enterprise software system, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2024 and 2025 construction and fund the remainder through line of credit borrowings, potential debt and equity offerings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2024 and 2025.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2024 and 2025, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of December 31, 2023, the Company borrowed $30,273 under its line of credit and incurred a cash overdraft on its cash management account of $1,547, which was recorded in accounts payable.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2023, higher revenue levels as compared to 2022 resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2023, the Company generated $31,908 internally as compared to $22,018 in 2022.  The increase from 2022 was primarily due to the increase in net income and the increase in depreciation and amortization, a non-cash expense.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 54.8% as of December 31, 2023, compared with 59.3% as of December 31, 2022.  The ratio decreased in 2023 due to higher debt primarily from increased capital expenditures.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2023, the Company maintained a $50,000, unsecured, committed line of credit at an interest rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $30,273 in outstanding borrowings under its line of credit as of December 31, 2023.  The interest rate on line of credit borrowings as of December 31, 2023 was 6.51%.  In the third quarter of 2023, the Company renewed its committed line of credit and extended the maturity date to September 2025.  No other terms or conditions of the line of credit agreement were modified.  On January 1, 2023, the interest rate changed from LIBOR plus 1.05% to a successor rate of the SOFR plus 1.17% in advance of the discontinuation of LIBOR in 2023.  The Company expects to renew this line of credit as it matures under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity, when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet financing needs throughout 2024.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 45.2% as of December 31, 2023, compared with 40.7% as of December 31, 2022.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2023.

Income Taxes, Deferred Income Taxes and Uncertain Tax Positions
Under the IRS TPR, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  This ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  It also results in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.  The Company expects to continue to expense these asset improvements in the future.

The Company’s effective tax rate will largely be determined by income before income taxes and the level of eligible asset improvements expensed for tax purposes that would have been capitalized for tax purposes prior to the implementation of the TPR.

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit recognized in income for the years ended December 31, 2023 and 2022, was immaterial.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2023 and 2022.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

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

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2023.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Credit Rating
On July 26, 2023, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2024, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Possible impacts associated with a cyber security attack or other events may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on the Company’s compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation, and reputational damage.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,762 and $1,518 through December 31, 2023 and 2022, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,900.  This estimate is subject to adjustment as more facts become available.

Drought

On January 26, 2024, Pennsylvania state officials moved York County to a drought watch, moved Lancaster County to normal status, and continued the drought watch for Adams County and the drought warning for Franklin County.  The warning calls for a voluntary reduction in nonessential water use of 10 to 15 percent and the watch calls for a voluntary reduction in nonessential water use of 5 to 10 percent.  In addition, the Company has implemented a voluntary restriction on nonessential water use within its service territory.  These measures could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Dividends

During 2023, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 49.3% and 36.3%, respectively.  During 2022, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 56.2% and 48.5%, respectively.  During the fourth quarter of 2023, the Board increased the dividend by 4.00% from $0.2027 per share to $0.2108 per share per quarter.

The Company’s Board declared a dividend in the amount of $0.2108 per share at its January 2024 meeting.  The dividend is payable on April 15, 2024 to shareholders of record as of February 29, 2024.  While the Company expects to maintain this dividend amount in 2024, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2022 and 2023.

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

The Company selected its December 31, 2023 and 2022 discount rates based on the FTSE Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 4.75% at December 31, 2023 and 5.00% at December 31, 2022.

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

In 2023, the Company modified its investment policy statements.  The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 70% to 90% fixed income securities, 10% to 30% equity securities, and 0% to 10% cash reserves.  The Company used 5.00% as its expected rate of return in 2023, a decrease from the 6.50% used in 2022 based on the modified investment policy statements.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2023 and 2022, the related statements of income, common stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Philadelphia, Pennsylvania
March 5, 2024

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2023	Dec. 31, 2022
ASSETS
UTILITY PLANT, at original cost	$620,201	$549,141
Plant acquisition adjustments	(9,384)	(9,178)
Accumulated depreciation	(117,113)	(108,758)
Net utility plant	493,704	431,205

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $501 in 2023 and $463 in 2022	1,569	696

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $1,005 in 2023 and $855 in 2022	7,837	6,701
Unbilled revenues	3,484	3,290
Recoverable income taxes	332	882
Materials and supplies inventories, at cost	3,109	2,335
Prepaid expenses	821	1,025
Total current assets	15,584	14,234

OTHER LONG-TERM ASSETS:
Prepaid pension cost	23,380	17,090
Note receivable	255	255
Deferred regulatory assets	48,949	42,545
Other assets	4,764	4,570
Total other long-term assets	77,348	64,460

Total Assets	$588,205	$510,595

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2023	Dec. 31, 2022
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,332,245 shares in 2023 and 14,285,584 shares in 2022	$136,174	$134,220
Retained earnings	85,004	72,963
Total common stockholders’ equity	221,178	207,183

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	180,007	139,465

COMMITMENTS	–	–

CURRENT LIABILITIES:
Accounts payable	10,873	10,766
Dividends payable	2,754	2,628
Accrued compensation and benefits	1,629	1,541
Accrued interest	1,741	965
Deferred regulatory liabilities	644	593
Other accrued expenses	502	488
Total current liabilities	18,143	16,981

DEFERRED CREDITS:
Customers’ advances for construction	18,853	14,911
Deferred income taxes	55,235	47,901
Deferred employee benefits	3,847	3,725
Deferred regulatory liabilities	42,989	37,448
Other deferred credits	632	680
Total deferred credits	121,556	104,665

Contributions in aid of construction	47,321	42,301

Total Stockholders’ Equity and Liabilities	$588,205	$510,595

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2023	2022

OPERATING REVENUES:	$71,031	$60,061

OPERATING EXPENSES:
Operation and maintenance	17,362	14,133
Administrative and general	10,893	9,926
Depreciation and amortization	11,746	10,139
Taxes other than income taxes	1,499	1,380
	41,500	35,578

Operating income	29,531	24,483

OTHER INCOME (EXPENSES):
Interest on debt	(7,047)	(5,114)
Allowance for funds used during construction	4,153	1,501
Other pension costs	(1,082)	(1,275)
Other income (expenses), net	(521)	–
	(4,497)	(4,888)

Income before income taxes	25,034	19,595

Income tax expense	1,277	15

Net Income	$23,757	$19,580

Basic Earnings Per Share	$1.66	$1.40

Diluted Earnings Per Share	$1.66	$1.40

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2021	13,112,948	$88,230	$64,392	$152,622
Net income	–	–	19,580	19,580
Cash dividends declared, $0.7874 per share	–	–	(11,009)	(11,009)
Issuance of common stock	1,121,940	43,970	–	43,970
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	42,739	1,741	–	1,741
Stock-based compensation	7,957	279	–	279
Balance, December 31, 2022	14,285,584	134,220	72,963	207,183
Net income	–	–	23,757	23,757
Cash dividends declared, $0.8189 per share	–	–	(11,716)	(11,716)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	41,702	1,654	–	1,654
Stock-based compensation	4,959	300	–	300
Balance, December 31, 2023	14,332,245	$136,174	$85,004	$221,178

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,757	$19,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,746	10,139
Stock-based compensation	300	279
Increase in deferred income taxes	530	4
Other	(1,114)	(54)
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(1,868)	(3,005)
Decrease in recoverable income taxes	550	12
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(9,512)	(537)
Increase (decrease) in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	6,743	(4,406)
Increase in accrued interest	776	6
Net cash provided by operating activities	31,908	22,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $2,321 in 2023 and $839 in 2022	(64,640)	(50,532)
Acquisitions of water and wastewater systems	(625)	(3,388)
Net cash used in investing activities	(65,265)	(53,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	5,064	3,488
Repayments of customer advances	(505)	(972)
Proceeds of long-term debt issues	104,681	54,378
Debt issuance costs	(171)	–
Repayments of long-term debt	(64,148)	(61,458)
Changes in cash overdraft position	(1,628)	1,429
Issuance of common stock	1,654	45,711
Dividends paid	(11,590)	(10,674)
Net cash provided by financing activities	33,357	31,902

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,727	$4,041

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $6,433 in 2023 and $5,118 in 2022 for the construction of utility plant.
Contributions in aid of construction includes $4,403 recorded as part of the Conewago Industrial Park acquisition.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.  Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also owns and operates three wastewater collection systems and ten wastewater collection and treatment systems.  The Company operates within its franchised territory located in four counties within south-central Pennsylvania and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs, is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2023 and 2022, utility plant includes a net credit acquisition adjustment of $9,384 and $9,178, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets.  Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $69 and $67 for the years ended December 31, 2023 and 2022, respectively.

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

The following remaining lives are used for financial reporting purposes:

	December 31		Approximate range
Utility Plant Asset Category	2023	2022	of remaining lives
Mains and accessories	$286,993	$265,033	13 – 86 years
Services, meters, and hydrants	98,387	92,818	14 – 47 years
Operations structures, reservoirs, and water tanks	89,207	87,218	10 – 55 years
Pumping and treatment equipment	44,719	40,038	6 – 35 years
Office, transportation, and operating equipment	19,292	18,128	3 – 20 years
Land and other non-depreciable assets	5,685	3,938	–
Utility plant in service	544,283	507,173
Construction work in progress	75,918	41,968	–
Total Utility Plant	$620,201	$549,141

The effective rate of depreciation was 2.55% in 2023 and 2.38% in 2022, on average utility plant, net of customers’ advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Accounts Receivable
Accounts receivable are stated at outstanding balances, less a reserve for doubtful accounts.  The reserve for doubtful accounts is established through provisions charged against income.  Accounts deemed to be uncollectible are charged against the reserve and subsequent recoveries, if any, are credited to the reserve.  The reserve for doubtful accounts is the best estimate of the amount of probable credit losses in the existing accounts receivable and is determined based on lifetime expected credit losses and the aging of account balances.  Management’s periodic evaluation of the adequacy of the reserve is based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  This evaluation is inherently subjective.  Unpaid balances remaining after the stated payment terms are considered past due.

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

Regulatory assets and liabilities are comprised of the following:

	December 31		Remaining Recovery
	2023	2022	Periods
Assets
Income taxes	$35,885	$29,779	Various
Unrealized swap losses	632	674	1 – 6 years
Utility plant retirement costs	9,592	9,060	5 years
Customer-owned lead service line replacements	1,257	1,260	Various
Income taxes on customers’ advances for construction and contributions in aid of construction	1,250	1,353	Various
Service life study expenses	19	24	4 years
Rate case filing expenses	314	395	3 years
	$48,949	$42,545
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$13,286	$13,483	Various
Postretirement benefits	21,196	14,906	Not yet known
Income taxes	6,516	6,758	Various
IRS TPR catch-up deduction	2,635	2,894	10 years
	$43,633	$38,041

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining term of six years.

Utility plant retirement costs represent costs already incurred for the removal of assets, which are expected to be recovered over a five-year period in rates, through depreciation expense.

The Company was granted approval by the PPUC to modify its tariff to replace lead customer-owned service lines that were discovered when the Company replaced its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line, over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost and record the costs as a regulatory asset to be recovered in future base rates to customers.  The recovery period was established in the most recent rate order at four years beginning March 1, 2023.  The recovery period for the customer-owned lead service line replacements completed subsequent to the most recent rate order will begin after the next rate order.

Service life study expenses are deferred and amortized over their remaining life of four years.  Rate case filing expenses are deferred and amortized over their remaining life of three years.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $18 in 2023 and $247 in 2022.  The overall swap result was a gain of $24 in 2023 and $1,133 in 2022.  During the year ending December 31, 2024, the Company expects to reclassify $40 before tax from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2023 and 2022, deferred investment tax credits amounted to $392 and $428, respectively.

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

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2023 and 2022.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

On October 12, 2023, the Company completed the acquisition of the water assets and wastewater collection and treatment assets of Conewago Industrial Park Water and Sewer Company in Lancaster County, Pennsylvania.  The Company began operating the existing water assets and wastewater collection and treatment assets on October 16, 2023.  The acquisition resulted in the addition of approximately 30 commercial and industrial water and wastewater customers with purchase price and acquisition costs of approximately $590, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $73 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable are summarized in the following table:

	As of	As of
	Dec. 31, 2023	Dec. 31, 2022	Change

Accounts receivable – customers	$8,250	$7,069	$1,181
Other receivables	592	487	105
	8,842	7,556	1,286
Less: allowance for doubtful accounts	(1,005)	(855)	(150)
Accounts receivable, net	$7,837	$6,701	$1,136

Unbilled revenue	$3,484	$3,290	$194

Differences in timing of revenue recognition, billings, and cash collections result in receivables, which are contract assets.  Generally, billing occurs subsequent to revenue recognition, resulting in unbilled revenue on the balance sheet, which is also a contract asset.  The Company does not receive advances or deposits from customers before revenue is recognized so no contract liabilities are reported.  Accounts receivable are recorded when the right to consideration becomes unconditional and are presented separately on the balance sheet.  The changes in accounts receivable – customers and in unbilled revenue were primarily due to normal timing difference between performance and the customer’s payments.

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

The Company recorded interest income of $192 in 2023 and $194 in 2022.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2023 and 2022 were the following amounts related to this project.

	2023	2022
Note receivable, including interest	$255	$255
Customers’ advances for construction	205	243

The Company has other customers’ advances for construction totaling $18,648 and $14,668 at December 31, 2023 and 2022, respectively.

5.  Common Stock and Earnings Per Share

Net income of $23,757 and $19,580 for the years ended December 31, 2023 and 2022, respectively, is used to calculate both basic and diluted earnings per share.  Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted net income per share:

	2023	2022
Weighted average common shares, basic	14,294,910	13,957,788
Effect of dilutive securities:
Employee stock-based compensation	803	1,127
Weighted average common shares, diluted	14,295,713	13,958,915

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company’s common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2023 and 2022 were 4,227 and 4,378, respectively.  As of December 31, 2023, 45,416 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On November 7, 2022, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to rollover the unissued 365,975 shares authorized under the 2019 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company’s common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on November 17, 2022.  Shares issued during 2023 and 2022 were 37,475 and 38,361, respectively.  As of December 31, 2023, 320,708 authorized shares remain unissued under the Plan.

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

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During both 2023 and 2022, the Company did not repurchase or retire any shares.  As of December 31, 2023, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2023 and 2022 is summarized in the following table:

	2023	2022

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	–
Committed Line of Credit, due 2025	30,273	29,740
Total long-term debt	182,643	142,110
Less discount on issuance of long-term debt	(147)	(158)
Less unamortized debt issuance costs	(2,489)	(2,487)
Long-term portion	$180,007	$139,465

Payments due by year as of December 31, 2023:

2024	2025	2026	2027	2028
$–	$42,273	$330	$340	$355

Payments due in 2025 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2025 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

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

Variable Rate Long-Term Debt
On May 7, 2008, the Pennsylvania Economic Development Financing Authority, or PEDFA, issued $12,000 aggregate principal amount of PEDFA Exempt Facilities Revenue Refunding Bonds, Series A of 2008 (the “Series A Bonds”) for the Company’s benefit pursuant to the terms of a trust indenture, dated as of May 1, 2008, between the PEDFA and Manufacturers and Traders Trust Company, as trustee.  The PEDFA then loaned the proceeds of the offering of the Series A Bonds to the Company pursuant to a loan agreement, dated as of May 1, 2008, between the Company and the PEDFA.  The loan agreement provides for a $12,000 loan with a maturity date of October 1, 2029.  Amounts outstanding under the loan agreement are the Company’s direct general obligations.  The proceeds of the loan were used to redeem the PEDFA Exempt Facilities Revenue Bonds, Series B of 2004 (the “2004 Series B Bonds”).  The 2004 Series B Bonds were redeemed because the bonds were tendered and could not be remarketed due to the downgrade of the bond insurer’s credit rating.

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 3.38% in 2023 and 1.25%  in 2022.  As of December 31, 2023 and 2022, the interest rate was 3.89% and 3.75%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2025.  It is reviewed annually for a potential extension of the expiration date.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On July 26, 2023, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2023.  If a violation was triggered on December 31, 2023, the Company would have been required to pay the counterparty approximately $649.

The Company’s interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty paid the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The variable interest rate changed to 59% of the daily simple Secured Overnight Financing Rate, or SOFR, plus a spread adjustment of 11.448 basis points upon the discontinuance of LIBOR in 2023.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company’s net payment rate on the swap averaged 0.14% in 2023 and 2.04% in 2022.

As of December 31, 2023, there was a spread of 68 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 3.84% (including variable interest and swap payments). As of December 31, 2022, there was a spread of 122 basis points which equated to an overall effective rate of 4.38% (including variable interest and swap payments).

Line of Credit Borrowings
As of December 31, 2023, the Company maintained a $50,000 unsecured, committed line of credit at an interest rate of SOFR plus 1.17% with an unused commitment fee and an interest rate floor.  In the third quarter of 2023, the Company renewed its committed line of credit and extended the maturity date to September 2025.  No other terms or conditions of the line of credit agreement were modified.  On January 1, 2023, the interest rate changed from LIBOR plus 1.05% to a successor rate of SOFR plus 1.17% in advance of the discontinuation of LIBOR in 2023.  Average borrowings outstanding under the lines of credit were $16,316 in 2023 and $13,428 in 2022.  The average cost of borrowings under the lines of credit was 5.36% during 2023 and 2.11% during 2022.  The weighted average interest rate on the line of credit borrowings was 6.51% as of December 31, 2023 and 5.17% as of December 31, 2022.

The Company utilizes a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally, funds are automatically borrowed under the line of credit.  The Company borrowed $30,273 and $29,740 under its line of credit and incurred a cash overdraft of $1,547 and $3,175, which was recorded in accounts payable, as of December 31, 2023 and 2022, respectively.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company’s ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company’s acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2023, none of the earnings retained in the business are restricted under these provisions.  The Company’s debt is unsecured.

The Company’s line of credit requires it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2023, the Company was in compliance with these covenants.

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

Description	December 31, 2023	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$632	$632

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of December 31, 2023.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2023.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $17 as of December 31, 2023.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2022 is shown in the table below.

Description	December 31, 2022	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$680	$680

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $182,643 at December 31, 2023, and $142,110 at December 31, 2022, had an estimated fair value of approximately $175,000 and $126,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third party credit enhancements including the letter of credit on the 2008 PEDFA Series A issue.

Customers’ advances for construction and note receivable have carrying values at December 31, 2023 of $18,853 and $255, respectively.  At December 31, 2022, customers’ advances for construction and note receivable had carrying values of $14,911 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2024 and 2025 of approximately $42,200 and $46,100, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s line of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company committed to capital expenditures of approximately $39,548 to armor and replace the spillway of the Lake Williams dam, of which $2,945 remains to be incurred as of December 31, 2023.  The Company may make additional commitments for this project in the future.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,762 and $1,518 through December 31, 2023 and 2022, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $1,900.  This estimate is subject to adjustment as more facts become available.

As of December 31, 2023, approximately 32% of the Company’s full-time employees are under union contract.  The current contract was ratified in June 2023 and expires on April 30, 2026.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning utility service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company’s financial position, results of operations and cash flows.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	2023	2022
Water utility service:
Residential	$40,031	$35,382
Commercial and industrial	19,279	15,704
Fire protection	4,124	3,449
Wastewater utility service:
Residential	5,495	3,814
Commercial and industrial	1,050	551
Billing and revenue collection services	474	481
Collection services	38	157
Other revenue	50	28
Total Revenue from Contracts with Customers	70,541	59,566
Rents from regulated property	490	495
Total Operating Revenue	$71,031	$60,061

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The DSIC reset to zero when the new base rates took effect March 1, 2023.  The DSIC provided revenues of $249 in 2023 and $2,243 in 2022.  The DSIC is subject to audit by the PPUC.

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

The following table sets forth the plans’ funded status as of December 31, 2023 and 2022.  The measurement of assets and obligations of the plans is as of December 31, 2023 and 2022.

Obligations and Funded Status At December 31	2023	2022

Change in Benefit Obligation
Pension benefit obligation at beginning of year	$38,717	$51,530
Service cost	598	1,025
Interest cost	1,876	1,336
Actuarial loss (gain)	974	(13,431)
Benefit payments	(1,967)	(1,743)
Pension benefit obligation at end of year	40,198	38,717

Change in Plan Assets
Fair value of plan assets at beginning of year	55,807	65,584
Actual return on plan assets	8,058	(10,334)
Employer contributions	1,680	2,300
Benefits paid	(1,967)	(1,743)
Fair value of plan assets at end of year	63,578	55,807

Funded Status of Plans at End of Year	$23,380	$17,090

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost, and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The asset for the funded status of the Company’s pension plans as of  December 31, 2023 and 2022 is recorded in “Prepaid pension cost” on its balance sheets.

In 2023, the plans recognized a significant actuarial loss.  In 2023, the Company recognized a 25 basis point decrease in the discount rate. In 2022, the plans recognized a significant actuarial gain.  In 2022, the Company recognized a 235 basis point increase in the discount rate. The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.
Changes in plan assets and benefit obligations recognized in regulatory liabilities are as follows:

	2023	2022
Net loss (gain) arising during the year	$(3,472)	$1,121
Recognized prior service credit	13	13
Total changes in regulatory asset (liability) during the year	$(3,459)	$1,134

Amounts recognized in regulatory liabilities that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2023	2022
Net loss	$(526)	$2,946
Prior service credit	(24)	(37)
Regulatory asset (liability)	$(550)	$2,909

Components of net periodic benefit cost are as follows:

	2023	2022
Service cost	$598	$1,025
Interest cost	1,876	1,336
Expected return on plan assets	(3,612)	(4,218)
Amortization of prior service credit	(13)	(13)
Rate-regulated adjustment	2,831	4,170
Net periodic benefit cost	$1,680	$2,300

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer any remaining expense to regulatory assets or recognize the excess as a regulatory liability to be collected in rates at a later date as additional contributions are made.  During 2023, the deferral decreased by $2,831.

The estimated costs for the defined benefit pension plans relating to the December 31, 2023 balance sheet that will be amortized from regulatory liabilities into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$–
Net prior service credit	(13)
$(13)

The Company plans to contribute $1,556 to the plans in 2024.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2024	2025	2026	2027	2028	2029–2033
$2,238	$2,231	$2,318	$2,358	$2,588	$13,698

The following tables show the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets as of December 31:

	2023	2022
Projected benefit obligation	$40,198	$38,717
Fair value of plan assets	63,578	55,807

	2023	2022
Accumulated benefit obligation	$38,510	$37,040
Fair value of plan assets	63,578	55,807

Weighted-average assumptions used to determine benefit obligations at December 31:

	2023	2022
Discount rate	4.75%	5.00%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2023	2022
Discount rate	5.00%	2.65%
Expected long-term return on plan assets	5.00%	6.50%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of each of the plan’s assets.  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The Company adopted new investment policy statements in December 2023.  The investment objective of the Company’s defined benefit pension plans is to grow the assets in such a manner that, when coupled with contributions to the plans, the assets are sufficient to pay the benefits promised to the participants and beneficiaries as they come due.  At December 31, 2023, compliance with the new investment policy had only recently commenced implementation, resulting in a significant portion of the assets in cash and money market funds awaiting deployment to the asset classes defined in the investment policy statements.

The weighted-average target asset allocations are 70% to 90% fixed income securities, 10% to 30% equity securities, and 0% to 10% reserves (cash and cash equivalents).  The Company’s investment performance is reviewed on a quarterly basis, with long-term emphasis placed on results achieved over a three to five year period.

Eligible investments for fixed income securities include: (i) U.S. Treasury securities and agency securities; (ii) agency and non-agency mortgage-backed securities backed by loans secured by residential, multi-family and commercial properties including, but not limited to passthroughs, collateralized mortgage obligations, REMICs, project loans, construction loans, and adjustable rate mortgages; (iii) U.S.-dollar denominated obligations of foreign governments and supranational organizations; (iv) U.S.-dollar denominated obligations of domestic and foreign corporations; (v) asset-backed securities; (vi) municipal bonds, both taxable and tax-exempt issues; (vii) cash equivalent investments such as commercial paper, asset-backed commercial paper, certificates of deposit (domestic and U.S.-dollar denominated foreign,) bankers’ acceptances and floating rate notes; and (viii) fixed income mutual funds and exchange traded funds consistent with the investment guidelines. At the time of purchase, securities must be rated investment grade pursuant to the inclusion rules for a reference benchmark provider. Securities that are not index eligible must be rated investment grade by a nationally recognized statistical rating organization at the time of purchase.  The portfolio is allowed to hold up to 5% in aggregate market value of the portfolio in bonds downgraded below investment grade, provided that an overall investment grade rating is maintained for the total portfolio.

Direct exposure to the following strategies and types of securities is prohibited: oil and gas wells; interest only securities; warrants; principal only securities; margin trading; and inverse floating rate securities.

The fair values of the Company’s pension plan assets at December 31, 2023 and 2022 by asset category and fair value hierarchy level are as follows.  All of the valuations are based on quoted prices on active markets (Level 1).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)
Asset Category	2023	2022	2023	2022
Cash and Money Market Funds (a)	$53,490	$6,108	$53,490	$6,108
Equity Securities:
Common Equity Securities (b)	–	17,792	–	17,792
Equity Mutual Funds (c)	10,065	13,542	10,065	13,542
Fixed Income Securities:
Fixed Income Mutual Funds (d)	23	18,365	23	18,365
Total Plan Assets	$63,578	$55,807	$63,578	$55,807

(a)
The portfolios are designed to keep up to one year of distributions in immediately available funds. The Company was more heavily-weighted in cash as of December 31, 2023 due to the timing of the change in the investment policy statements and as of December 31, 2022 due to the timing of employer contributions and market volatility.

(b)
This category included investments in U.S. common stocks and foreign stocks trading in the U.S. widely distributed among consumer discretionary, consumer staples, energy, financials, health care, industrials, information technology, materials, real estate, telecommunication, and utilities.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum of 4% of the employee’s compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee’s account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2023, 76 employees were participating in the enhanced feature of the plan.  The Company’s contributions to both portions of the plan amounted to $380 in 2023 and $345 in 2022.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies. At December 31, 2023 and 2022, the present value of the future obligations included in “Accrued compensation and benefits” and “Deferred employee benefits” was approximately $4,188 and $4,067, respectively. The insurance policies included in “Other assets” had a total cash value of approximately $4,566 and $4,306 at December 31, 2023 and 2022, respectively.  The Company’s net (income) expenses under the plans amounted to $419 in 2023 and $(385) in 2022.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2023 and 2022, the present value of the future obligations was approximately $100 and $91, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net (income) expenses under the plan amounted to $9 in 2023 and $(58) in 2022.

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

On September 18, 2020, the Board awarded stock to non-employee directors effective September 18, 2020.  This stock award vested immediately.  On September 18, 2020, the Compensation Committee awarded restricted stock to officers and key employees effective September 18, 2020.  This restricted stock award vests ratably over three years beginning September 18, 2020 and has been fully recognized as of December 31, 2023.

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

On November 20, 2023, the Board awarded stock to an officer effective November 20, 2023.  This stock award vested immediately.

The restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period.  As a result, the awards are included in common shares outstanding on the balance sheet.  Restricted stock awards result in compensation expense valued at the fair market value of the stock on the date of the grant and are amortized ratably over the requisite service period.

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2022 and 2023.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2022	8,804	$46.91
Granted	8,457	$39.01
Vested	(5,996)	$42.55
Forfeited	(500)	$44.61
Nonvested at end of the year 2022	10,765	$43.24
Granted	6,792	$41.63
Vested	(6,780)	$43.09
Forfeited	(1,833)	$42.29
Nonvested at the end of the year 2023	8,944	$42.32

For the years ended December 31, 2023 and 2022, the statement of income includes $300 and $279 of stock-based compensation and related recognized tax benefits of $84 and $81, respectively.  The total fair value of the shares vested in the years ended December 31, 2023 and 2022 was $292 and $255, respectively.  Total stock-based compensation related to nonvested awards not yet recognized is $379 at December 31, 2023, which will be recognized over the remaining three-year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2023	2022
Regulatory Assessment	$356	$347
Property	451	415
Payroll, net of amounts capitalized	687	614
Other	5	4
Total taxes other than income taxes	$1,499	$1,380

14.  Income Taxes

The provisions for income taxes consist of:

	2023	2022
Federal current	$506	$11
State current	241	-
Federal deferred	540	370
State deferred	25	(331)
Federal investment tax credit, net of current utilization	(35)	(35)
Total income taxes	$1,277	$15

A reconciliation of the statutory Federal tax provision to the total provision follows:

	2023	2022
Statutory Federal tax provision	$5,257	$4,115
State income taxes, net of Federal benefit	287	(196)
IRS TPR deduction	(4,029)	(3,675)
Tax-exempt interest	(40)	(41)
Amortization of investment tax credit	(35)	(35)
Cash value of life insurance	5	13
Amortization of excess accumulated deferred income taxes on accelerated depreciation	(197)	(160)
Change in enacted state tax rate	(9)	3
Other, net	38	(9)
Total income taxes	$1,277	$15

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in a rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 in income taxes during each of the years ended December 31, 2023 and 2022.  As a result of the ongoing deduction, the net income tax benefits of $3,770 and $3,416 for the years ended  December 31, 2023 and 2022, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  The Company is recognizing the excess accumulated deferred income taxes on accelerated depreciation, recorded as a regulatory liability, over the remaining useful life of the underlying assets.  As a result, the Company recognized $197 and $160 in income taxes for the years ended December 31, 2023 and 2022, respectively.  In November 2021, the 2021 Infrastructure Act repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit, of $(9) and $3 was recognized in income for the years ended December 31, 2023 and 2022, respectively.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2023 and 2022.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.
The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are summarized in the following table:

	2023	2022
Deferred tax assets:
Reserve for doubtful accounts	$278	$240
Compensated absences	186	172
Deferred compensation	1,073	1,052
Excess accumulated deferred income taxes on accelerated depreciation	3,335	3,385
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	1,623	1,700
Customers’ advances for construction and contributions in aid of construction	1,117	1,260
Tax effect of pension regulatory liability	5,286	3,717
Tax loss carryover	168	839
Contribution carryover	113	140
Other costs deducted for book, not for tax	62	58
Total deferred tax assets	13,241	12,563

Deferred tax liabilities:
Accelerated depreciation	29,298	28,772
Basis differences from IRS TPR	23,182	18,713
Investment tax credit	290	316
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	8,965	7,439
Pensions	5,831	4,262
Unamortized debt issuance costs	363	393
Other costs deducted for tax, not for book	547	569
Total deferred tax liabilities	68,476	60,464

Net deferred tax liability	$55,235	$47,901

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

The Company has a Pennsylvania tax loss carryover of $2,499.  If not used, this carryover will expire in 2042.  The Company has contribution carryovers of $408.  If not used, these carryovers will expire in 2027.

No valuation allowance was required for deferred tax assets as of December 31, 2023 and 2022.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2020 through 2022 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2023.  The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act and the 2021 Infrastructure Act and has not taken any new positions in its 2023 income tax provision.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid no interest or penalties for the years ended December 31, 2023 and 2022.

15.  Subsequent Events

On January 31, 2024, the Company completed the acquisition of the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on February 1, 2024.  The acquisition resulted in the addition of approximately 180 wastewater customers with purchase price and acquisition costs of approximately $25.  This acquisition is immaterial to Company results.

On February 27, 2024, the Company entered into a note purchase agreement with certain institutional investors relating to the private placement of $40,000 aggregate principal amount of the Company’s senior notes.  The senior notes bear interest at 5.67% per annum payable semiannually and mature on February 27, 2054.  The senior notes are unsecured and unsubordinated obligations of the Company.  The Company received net proceeds, after deducting issuance costs, of approximately $39,837.  The net proceeds were used to refinance line of credit borrowings incurred by the Company as interim financing for various capital projects of the Company.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption “Election of Directors” of the 2024 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2024 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2024 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2024 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Compensation of Directors and Executive Officers” of the 2024 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	108,057

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

Under the Company’s Long-Term Incentive Plan, 62,641 shares remain available for awards as of December 31, 2023.  In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 45,416 authorized shares remain unissued as of December 31, 2023.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2024 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2024 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant’s Fees and Services” of the 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2023 and 2022
Statements of Income for Years Ended December 31, 2023 and 2022
Statements of Common Stockholders’ Equity for Years Ended December 31, 2023 and 2022
Statements of Cash Flows for Years Ended December 31, 2023 and 2022
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	60
	for the years ended December 31, 2023 and 2022

The report of the Company’s independent registered public accounting firm with respect to the financial statement schedule appears on page 22.

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
10.9*
Form of Amended and Restated Change in Control Agreement originally effective as of August 1, 2022 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.1

Filed herewith.
10.10*
Form of Amended and Restated Supplemental Retirement Plan originally effective as of August 1, 2023 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.10

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s August 3, 2023 Form 10-Q.
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
10.18	Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 9, 2019 Form 8-K.
10.19	Note Agreement relative to the $30,000,000 3.24% Senior Notes, dated September 30, 2020	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2020 Form 8-K.
10.20	Note Agreement relative to the $40,000,000 5.50% Senior Notes, dated February 24, 2023	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 27, 2023 Form 8-K.
10.21	Note Agreement relative to the $40,000,000 5.67% Senior Notes, dated February 27, 2024	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 28, 2024 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company’s August 6, 2014 Form 10-Q.
23	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
97	The York Water Company Clawback Policy	Filed herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY

Schedule II Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2023

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2023 Reserve for uncollectible accounts	$855,000	$538,152	$24,646	$412,798	$1,005,000

FOR THE YEAR ENDED DECEMBER 31, 2022 Reserve for uncollectible accounts	$855,000	$431,851	$39,023	$470,874	$855,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 4, 2024	By: /s/ Joseph T. Hand
Joseph T. Hand
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph T. Hand	By: /s/ Matthew E. Poff
Joseph T. Hand	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)
Dated: March 4, 2024	Dated: March 4, 2024

Directors:	Date:

By: /s/ Paul R. Bonney	March 4, 2024
Paul R. Bonney

By: /s/ Douglas S. Brossman	March 4, 2024
Douglas S. Brossman

By: /s/ Michael W. Gang	March 4, 2024
Michael W. Gang

By: /s/ Joseph T. Hand	March 4, 2024
Joseph T. Hand

By: /s/ Jeffrey R. Hines	March 4, 2024
Jeffrey R. Hines

By: /s/ George W. Hodges	March 4, 2024
George W. Hodges

By: /s/ Jody L. Keller	March 4, 2024
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 4, 2024
Erin C. McGlaughlin

By: /s/ Steven R. Rasmussen	March 4, 2024
Steven R. Rasmussen

By: /s/ Laura T. Wand	March 4, 2024
Laura T. Wand

By: /s/ Ernest J. Waters	March 4, 2024
Ernest J. Waters