Form 10-Q
period 2024-06-30
YORK WATER CO
filed 2024-08-02
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	14,362,103 Shares outstanding as of August 2, 2024

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2024	Dec. 31, 2023
ASSETS
UTILITY PLANT, at original cost	$641,188	$620,201
Plant acquisition adjustments	(9,457)	(9,384)
Accumulated depreciation	(119,681)	(117,113)
Net utility plant	512,050	493,704

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $520 in 2024 and $501 in 2023	1,550	1,569

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $1,305 in 2024 and $1,005 in 2023	7,649	7,837
Unbilled revenues	3,741	3,484
Recoverable income taxes	–	332
Materials and supplies inventories, at cost	3,584	3,109
Prepaid expenses	1,569	821
Total current assets	16,544	15,584

OTHER LONG-TERM ASSETS:
Prepaid pension cost	24,112	23,380
Note receivable	255	255
Deferred regulatory assets	50,872	48,949
Other assets	4,996	4,764
Total other long-term assets	80,235	77,348

Total Assets	$610,379	$588,205

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2024	Dec. 31, 2023
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,361,225 shares in 2024 and 14,332,245 shares in 2023	$137,138	$136,174
Retained earnings	88,277	85,004
Total common stockholders’ equity	225,415	221,178

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	191,121	180,007

COMMITMENTS	–	–

CURRENT LIABILITIES:
Accounts payable	12,955	10,873
Dividends payable	2,761	2,754
Accrued compensation and benefits	1,599	1,629
Accrued income taxes	230	–
Accrued interest	2,492	1,741
Deferred regulatory liabilities	754	644
Other accrued expenses	441	502
Total current liabilities	21,232	18,143

DEFERRED CREDITS:
Customers’ advances for construction	20,498	18,853
Deferred income taxes	57,469	55,235
Deferred employee benefits	3,726	3,847
Deferred regulatory liabilities	43,116	42,989
Other deferred credits	397	632
Total deferred credits	125,206	121,556

Contributions in aid of construction	47,405	47,321

Total Stockholders’ Equity and Liabilities	$610,379	$588,205

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

OPERATING REVENUES:	$18,750	$18,767	$36,378	$34,168

OPERATING EXPENSES:
Operation and maintenance	4,862	4,105	9,674	8,217
Administrative and general	3,157	2,757	6,231	5,423
Depreciation and amortization	3,267	3,019	6,350	5,833
Taxes other than income taxes	402	370	846	761
	11,688	10,251	23,101	20,234

Operating income	7,062	8,516	13,277	13,934

OTHER INCOME (EXPENSES):
Interest on debt	(2,183)	(1,678)	(4,306)	(3,191)
Allowance for funds used during construction	347	844	1,481	1,593
Other pension costs	436	(239)	206	(603)
Other income (expenses), net	(148)	(206)	(215)	(300)
	(1,548)	(1,279)	(2,834)	(2,501)

Income before income taxes	5,514	7,237	10,443	11,433

Income tax expense	521	713	1,123	1,256

Net Income	$4,993	$6,524	$9,320	$10,177

Basic Earnings Per Share	$0.35	$0.45	$0.65	$0.71

Diluted Earnings Per Share	$0.35	$0.45	$0.65	$0.71

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2024	14,343,500	$136,622	$86,309	$222,931
Net income	–	–	4,993	4,993
Cash dividends declared, $0.2108 per share	–	–	(3,025)	(3,025)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,855	419	–	419
Stock-based compensation	5,870	97	–	97
Balance, June 30, 2024	14,361,225	$137,138	$88,277	$225,415

Balance, December 31, 2023	14,332,245	$136,174	$85,004	$221,178
Net income	–	–	9,320	9,320
Cash dividends declared, $0.4216 per share	–	–	(6,047)	(6,047)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	23,623	824	–	824
Stock-based compensation	5,357	140	–	140
Balance, June 30, 2024	14,361,225	$137,138	$88,277	$225,415

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2023	14,294,898	$134,679	$73,719	$208,398
Net income	–	–	6,524	6,524
Cash dividends declared, $0.2027 per share	–	–	(2,898)	(2,898)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,148	415	–	415
Stock-based compensation	4,114	105	–	105
Balance, June 30, 2023	14,309,160	$135,199	$77,345	$212,544

Balance, December 31, 2022	14,285,584	$134,220	$72,963	$207,183
Net income	–	–	10,177	10,177
Cash dividends declared, $0.4054 per share	–	–	(5,795)	(5,795)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	19,462	820	–	820
Stock-based compensation	4,114	159	–	159
Balance, June 30, 2023	14,309,160	$135,199	$77,345	$212,544

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,320	$10,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,350	5,833
Stock-based compensation	140	159
Increase in deferred income taxes	220	694
Other	(73)	(425)
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(557)	(162)
Decrease in recoverable income taxes	332	516
Increase in materials and supplies, prepaid expenses, prepaid pension cost, regulatory and other assets	(5,316)	(5,284)
Increase in accounts payable, accrued compensation and benefits, accrued expenses, deferred employee benefits, regulatory liabilities, and other deferred credits	1,444	2,315
Increase in accrued interest and taxes	981	773
Net cash provided by operating activities	12,841	14,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $827 in 2024 and $890 in 2023	(20,867)	(29,725)
Acquisitions of water and wastewater systems	(52)	(35)
Net cash used in investing activities	(20,919)	(29,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	1,928	1,117
Repayments of customer advances	(262)	(157)
Proceeds of long-term debt issues	56,565	66,358
Debt issuance costs	(167)	(171)
Repayments of long-term debt	(45,377)	(47,971)
Changes in cash overdraft position	607	951
Issuance of common stock	824	820
Dividends paid	(6,040)	(5,783)
Net cash provided by financing activities	8,078	15,164

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,744	$1,480
Income taxes	300	–

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $7,771 in 2024 and $7,372 in 2023 for the construction of utility plant.
Contributions in aid of construction includes $63 recorded as part of the MESCO, Inc. acquisition.

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2.  Acquisitions

On January 31, 2024, the Company completed the acquisition of the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on February 1, 2024.  The acquisition resulted in the addition of approximately 180 wastewater customers with purchase price and acquisition costs of approximately $44, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $110 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On February 21, 2024, the Company completed the acquisition of the water assets of Longstown Mobile Estates in Windsor Township, York County, Pennsylvania.  The Company began operating the existing water system through an interconnection with its current distribution system on February 26, 2024.  The acquisition resulted in the addition of approximately 90 water customers with purchase price and acquisition costs of approximately $8, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $2 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  These customers were previously served by the Company through a single customer connection to the mobile home park.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Jun. 30, 2024	Dec. 31, 2023	Change

Accounts receivable – customers	$8,288	$8,250	$38
Other receivables	666	592	74
	8,954	8,842	112
Less: allowance for doubtful accounts	(1,305)	(1,005)	(300)
Accounts receivable, net	$7,649	$7,837	$(188)

Unbilled revenue	$3,741	$3,484	$257

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

4.  Common Stock and Earnings Per Share

Net income of $4,993 and $6,524 for the three months ended June 30, 2024 and 2023, respectively, and $9,320 and $10,177 for the six months ended June 30, 2024 and 2023, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Weighted average common shares, basic	14,340,575	14,288,605	14,332,727	14,282,270
Effect of dilutive securities:
Employee stock-based compensation	257	1,230	214	857
Weighted average common shares, diluted	14,340,832	14,289,835	14,332,941	14,283,127

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or six months ended June 30, 2024 and 2023.  As of June 30, 2024, 618,004 shares remain authorized for repurchase.

5.  Debt

	As of Jun. 30, 2024	As of Dec. 31, 2023

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 – 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	–
Committed Line of Credit, due September 2025	1,461	30,273
Total long-term debt	193,831	182,643
Less discount on issuance of long-term debt	(141)	(147)
Less unamortized debt issuance costs	(2,569)	(2,489)
Long-term portion	$191,121	$180,007

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

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.   In exchange, the counterparty paid the Company a variable interest rate based on 59% of the U.S. Dollar one-month LIBOR rate on the notional amount.  The variable interest rate changed to 59% of the daily simple Secured Overnight Financing Rate plus a spread adjustment of 11.448 basis points upon the discontinuance of LIBOR in 2023.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap was (0.04)% and 0.16% for the three months ended June 30, 2024 and 2023, respectively, and (0.04)% and 0.30% for the six months ended June 30, 2024 and 2023, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset or regulatory liability.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $(1) and $5 for the three months ended June 30, 2024 and 2023, respectively, and $(2) and $19 for the six months ended June 30, 2024 and 2023, respectively. The overall swap result was a gain of $62 and $267 for the three months ended June 30, 2024 and 2023, respectively, and $237 and $140 for the six months ended June 30, 2024 and 2023, respectively. The Company expects to reclassify $20 before tax from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On July 26, 2023, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of June 30, 2024.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2024, the Company would have been required to pay the counterparty approximately $424.

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

Description	June 30, 2024	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$397	$397

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of June 30, 2024.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2024.  The use of the Company’s credit rating resulted in a reduction in the fair value of the swap liability of $27 as of June 30, 2024.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2023 is shown in the table below.

Description	December 31, 2023	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$632	$632

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $193,831 at June 30, 2024, and $182,643 at December 31, 2023, had an estimated fair value of approximately $174,000 and $175,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at June 30, 2024 of $20,498 and $255, respectively.  At December 31, 2023, customers’ advances for construction and note receivable had carrying values of $18,853 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company committed to capital expenditures of approximately $40,124 to armor and replace the spillway of the Lake Williams dam, of which $831 remains to be incurred as of June 30, 2024.  The Company may make additional commitments for this project in the future.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,868 and $1,762 through June 30, 2024 and December 31, 2023, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,000.  This estimate is subject to adjustment as more facts become available.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Water utility service:
Residential	$10,422	$10,640	$20,266	$19,528
Commercial and industrial	5,109	5,093	9,765	9,097
Fire protection	1,123	1,050	2,204	1,982
Wastewater utility service:
Residential	1,502	1,456	2,976	2,540
Commercial and industrial	352	267	668	488
Billing and revenue collection services	122	116	252	242
Collection services	–	9	3	16
Other revenue	6	13	16	24
Total Revenue from Contracts with Customers	18,636	18,644	36,150	33,917
Rents from regulated property	114	123	228	251
Total Operating Revenue	$18,750	$18,767	$36,378	$34,168

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  During its most recent quarterly reporting period, the Company’s earnings were below the regulatory benchmark, and the Company began recognizing DSIC in June 2024 for bills rendered after July 1, 2024 that included June consumption.  The DSIC provided revenues of $34 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $34 and $271 for the six months ended June 30, 2024 and 2023, respectively.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Service cost	$158	$150	$317	$299
Interest cost	465	469	928	938
Expected return on plan assets	(792)	(903)	(1,583)	(1,806)
Amortization of prior service cost	(3)	(3)	(6)	(6)
Rate-regulated adjustment	(106)	676	455	1,477
Net periodic pension cost	$(278)	$389	$111	$902

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2023 that it expected to contribute $1,556 to its pension plans in 2024.  Subsequently, the Company determined its maximum deductible contribution under the Internal Revenue Code is $111.  The most recent rate order issued by the PPUC limited the deposit to the pension plans to the deductible amount.  The Company is permitted by the rate order to expense pension costs to the extent of contributions and defer any remaining expense to regulatory assets or recognize the excess as a regulatory liability.  For the six months ended June 30, 2024, contributions of $111 have been made.  The Company does not expect to contribute any additional amounts in the final two quarters of 2024.

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

On May 6, 2024, the Board awarded stock to non-employee directors effective May 6, 2024.  This stock award vested immediately.  On May 6, 2024, the Compensation Committee awarded restricted stock to officers and key employees effective May 6, 2024.  The stock award vests ratably over three years beginning May 6, 2024, with the exception of the stock award to one key employee which vested immediately.  The Board accelerated the vesting period for this restricted stock award to one retiring officer from three years to that officer’s 2024 retirement date.

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

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2024.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	8,944	$42.32
Granted	6,149	$36.76
Vested	(5,636)	$41.96
Forfeited	(792)	$42.20
Nonvested at end of the period	8,665	$38.63

For the three months ended June 30, 2024 and 2023, the statement of income includes $97 and $105 of stock-based compensation, respectively, and related recognized tax benefits of $27 and $30, respectively. For the six months ended June 30, 2024 and 2023, the statement of income includes $140 and $159 of stock-based compensation, respectively, and related recognized tax benefits of $39 and $45, respectively. The total fair value of the shares vested in the six months ended June 30, 2024 and 2023 was $236 and $214, respectively. Total stock-based compensation related to nonvested awards not yet recognized is $335 at June 30, 2024 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was 9.4% and 9.9% for the three months ended June 30, 2024 and 2023, respectively, and 10.8% and 11.0% for the six months ended June 30, 2024 and 2023, respectively.  The effective tax rate will vary depending on income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns thirteen wells which are capable of providing a safe yield of approximately 808,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of June 30, 2024, the Company’s average daily availability was 41.0 million gallons, and average daily consumption was approximately 21.7 million gallons.  The Company’s service territory had an estimated population of 209,000 as of December 31, 2023.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2024 Compared
With Three Months Ended June 30, 2023

Net income for the second quarter of 2024 was $4,993, a decrease of $1,531, or 23.5%, from net income of $6,524 for the same period of 2023.  The primary contributing factors to the decrease were higher operating expenses, higher interest on debt, and lower allowance for funds used during construction which were partially offset by lower pension costs.

Operating revenues for the second quarter of 2024 decreased $17, or 0.1%, from $18,767 for the three months ended June 30, 2023 to $18,750 for the corresponding 2024 period.  The primary reason for the decrease was per capita consumption.  Total per capita consumption for 2024 was approximately 2.8% lower than the same period of last year.  Growth in the customer base mostly offset the decrease.  The average number of water customers served in 2024 increased as compared to 2023 by 1,007 customers, from 71,297 to 72,304 customers.  The average number of wastewater customers served in 2024 increased as compared to 2023 by 560 customers, from 5,939 to 6,499 customers, primarily due to acquisitions.

Operating expenses for the second quarter of 2024 increased $1,437, or 14.0%, from $10,251 for the second quarter of 2023 to $11,688 for the corresponding 2024 period.  The increase was primarily due to higher expenses of approximately $321 for distribution system maintenance, $280 for an increased allowance for uncollectible accounts, $248 for depreciation and amortization, $223 for wages and benefits, $220 for wastewater treatment, $68 for purchased power, and $57 for billing and revenue collection services.  Other operating expenses increased by a net of $194.  The increased expenses were partially offset by reduced expenses of $174 for insurance.

Interest on debt for the second quarter of 2024 increased $505, or 30.1%, from $1,678 for the second quarter of 2023 to $2,183 for the corresponding 2024 period.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates upon issuance of the 5.67% Senior Notes.  The average debt outstanding under the line of credit was $712 for the second quarter of 2024 and $5,103 for the second quarter of 2023.  The weighted average interest rate on the line of credit was 4.50% for the quarter ended June 30, 2024 and 5.50% for the quarter ended June 30, 2023.

Allowance for funds used during construction decreased $497, from $844 in the second quarter of 2023 to $347 in the corresponding 2024 period due to a lower volume of eligible construction.

Other pension costs for the second quarter of 2024 reflect decreased expense of $675 as compared to the same period of 2023 due to a lower contribution to the pension plans.

Other income (expenses), net for the second quarter of 2024 reflects decreased expenses of $58 as compared to the same period of 2023.  Lower retirement expenses of approximately $40 and higher earnings on life insurance policies of approximately $31 were the primary reasons for the increase.  Other expenses increased by a net of $13.

Income tax expense for the second quarter of 2024 decreased $192 as compared to the same period of 2023.  The Company’s effective tax rate was 9.4% for the second quarter of 2024 and 9.9% for the second quarter of 2023.

Six Months Ended June 30, 2024 Compared
With Six Months Ended June 30, 2023

Net income for the first six months of 2024 was $9,320, a decrease of $857, or 8.4%, from net income of $10,177 for the same period of 2023.  The primary contributing factors to the decrease were higher operating expenses and higher interest on debt which were partially offset by higher operating revenues and lower pension costs.

Operating revenues for the first six months of 2024 increased $2,210, or 6.5%, from $34,168 for the six months ended June 30, 2023 to $36,378 for the corresponding 2024 period.  The primary reason for the increase was a rate increase effective March 1, 2023.  Growth in the customer base also added to revenues.  The average number of water customers served in 2024 increased as compared to 2023 by 902 customers, from 71,224 to 72,126 customers.  The average number of wastewater customers served in 2024 increased as compared to 2023 by 510 customers, from 5,917 to 6,427 customers, primarily due to acquisitions.  The increased revenues were partially offset by a $237 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2023 when the rate order took effect.  The Company began recognizing DSIC in June 2024 for bills rendered after July 1, 2024 that included June consumption.  Total per capita consumption for 2024 was approximately 2.5% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to show a modest increase due to the DISC, higher summer demand, and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, weather patterns, and economic conditions could impact results.

Operating expenses for the first six months of 2024 increased $2,867, or 14.2%, from $20,234 for the first six months of 2023 to $23,101 for the corresponding 2024 period.  The increase was primarily due to higher expenses of approximately $730 for distribution system maintenance, $517 for depreciation and amortization, $516 for wages and benefits, $300 for an increased allowance for uncollectible accounts, $295 for wastewater treatment, $118 for purchased power, $96 for outside services, and $72 for billing and revenue collection services.  Other operating expenses increased by a net of $223.  For the remainder of the year, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Weather patterns could further increase operating expenses.

Interest on debt for the first six months of 2024 increased $1,115, or 34.9%, from $3,191 for the first six months of 2023 to $4,306 for the corresponding 2024 period.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates upon issuance of the 5.67% Senior Notes.  The average debt outstanding under the line of credit was $10,794 for the first six months of 2024 and $12,715 for the first six months of 2023.  The weighted average interest rate on the line of credit was 4.29% for the six months ended June 30, 2024 and 4.24% for the six months ended June 30, 2023.  Interest expense for the remainder of the year is expected to increase due to the increase in long-term debt outstanding.

Allowance for funds used during construction decreased $112, from $1,593 in the first six months of 2023 to $1,481 in the corresponding 2024 period due to a lower volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to decrease based on the completion of the Lake Williams dam project and a projected decrease in the amount of eligible construction.

Other pension costs for the first six months of 2024 reflect decreased expense of $809 as compared to the same period of 2023 due to a lower contribution to the pension plans.  No additional expense is expected to be recorded in 2024.

Other income (expenses), net for the first six months of 2024 reflects decreased expenses of $85 as compared to the same period of 2023.  Higher earnings on life insurance policies of approximately $83 was the primary reason for the decrease.  Other expenses decreased by a net of $2.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for the first six months of 2024 decreased $133 as compared to the same period of 2023.  The Company’s effective tax rate was 10.8% for the first six months of 2024 and 11.0% for the first six months of 2023.  The Company’s effective tax rate for the remainder of 2024 will be largely determined by the level of eligible asset improvements expensed for tax purposes under Internal Revenue Service tangible property regulations, or TPR, each period.  The Company expects the level to be higher in the remainder of the year than the first six months, lowering the effective tax rate.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

Effective July 1, 2024, the Company’s tariff included a distribution system improvement charge on revenues of 0.64%.  A partial month of this surcharge is included in results of operations for the three and six months ended June 30, 2024 for bills rendered after July 1, 2024 that included June consumption.

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

On May 10, 2017, the Company signed an emergency interconnect agreement with Dallastown-Yoe Water Authority.  The effectiveness of this agreement is contingent upon receiving approval from all required regulatory authorities.  Approval is expected to be granted in 2025 at which time the Company will begin construction of a water main extension to a single point of interconnection and either supply a minimum agreed upon amount of water to the authority, receive a payment in lieu of water, or provide water during an emergency, at current tariff rates.

Capital Expenditures

For the six months ended June 30, 2024, the Company invested $20,867 in construction expenditures for armoring and replacing the spillway of the Lake Williams dam, wastewater treatment plant construction, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2024 of approximately $21,300 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for completion of armoring and replacing the spillway of the Lake Williams dam, additional main extensions, wastewater treatment plant construction, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2024.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2024 and 2025, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of June 30, 2024, the Company borrowed $1,461 on its line of credit and incurred a cash overdraft on its cash management account of $2,154.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended June 30, 2024, consistent revenue levels as compared to the three months ended December 31, 2023, resulted in a consistent balance in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2024, the Company generated $12,841 internally from operations as compared to the $14,596 it generated during the first six months of 2023.  The decrease was primarily due to higher interest and income taxes paid.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 53.8% as of June 30, 2024, compared with 54.8% as of December 31, 2023.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $4,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of June 30, 2024, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $1,461 in borrowings under its line of credit as of June 30, 2024.  The interest rate on the line of credit borrowing as of June 30, 2024 was 6.50%.  The Company expects to extend the maturity for this line of credit into 2026 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet anticipated financing needs throughout 2024 and 2025.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 46.2% as of June 30, 2024, compared with 45.2% as of December 31, 2023.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2024.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,868 and $1,762 through June 30, 2024 and December 31, 2023, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,000.  This estimate is subject to adjustment as more facts become available.

Drought

On March 6, 2024, Pennsylvania state officials returned all counties to normal status.  Measures taken during a drought could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2024.

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

PART II - OTHER INFORMATION

Item 5.	Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: August 2, 2024	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: August 2, 2024	Matthew E. Poff Principal Financial and Accounting Officer