Form 10-K
period 2024-12-31
YORK WATER CO
filed 2025-03-04
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☐ Yes ⌧ No

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2024 was $532,657,834.

As of March 3, 2025, there were 14,389,449 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen and caution should be exercised against placing undue reliance upon such statements, which are based only on information currently available to the Company and speak only as of the date hereof.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather or climate, including drought conditions or extended periods of heavy precipitation;
•	natural disasters, including pandemics and the effectiveness of the Company’s pandemic plans;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company’s service territory;
•	construction of new housing within the Company’s service territory and increases in population;
•	changes in government policies or regulations, including the tax code;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates;
•	loss of customers;
•	changes in, or unanticipated, capital requirements;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock; and
•	the ability to obtain financing.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and eleven wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 57 municipalities within four counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns fifteen wells which are capable of providing a safe yield of approximately 923,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of December 31, 2024, the Company’s average daily availability was 41.1 million gallons, and average daily consumption was approximately 22.4 million gallons.  The Company’s service territory had an estimated population of 212,000 as of December 31, 2024.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

The primary avenue for lead and copper to enter drinking water is through plumbing materials.  The Company is required to comply with the Lead and Copper Rule established by the EPA and administered by the DEP.  The Company must monitor drinking water at customer taps for compliance with this rule.  If lead concentrations exceed an action level, the Company must undertake additional actions to control corrosion, inform the public about steps they should take to protect their health and may be required to replace lead service lines under its control.  The Company is currently in compliance with standards under the Lead and Copper Rule.

The EPA published the Lead and Copper Rule Revisions, or LCRR, that included a requirement to submit a service line inventory and a lead service line replacement plan to the respective states or agencies by October 16, 2024.  Additionally, the EPA adopted a new regulation, the Lead and Copper Rule Improvements, or LCRI, to focus on the replacement of lead and certain galvanized steel service lines and ensure public education is provided along with sampling at elementary schools and childcare facilities by 2037.  The Company successfully submitted its service line inventory and is developing elementary school and childcare facility mailings in preparation for LCRI sampling compliance.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements including their concern regarding the stability of the Lake Williams spillway in light of current design standards.  The Company completed the final design and the permitting process to armor the dam and replace the spillway of the Lake Williams dam and began construction in 2022.  The Company completed the dam armoring and spillway replacement in 2023 at a total cost of approximately $40 million.  Additional capital expenditures were incurred in 2024 and are expected to be completed in 2025 for sitework around the dam and reservoir.  The Lake Redman dam will be reassessed following the completion of the work on the Lake Williams dam.

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

The growth in the number of customers is due primarily to the acquisition of water and wastewater systems and organic growth. During the year ended December 31, 2024, the Company increased its number of customers from 77,893 to 79,771.  See “Management’s Discussion and Analysis – Acquisitions and Growth” for a discussion of the Company’s recent acquisitions.

The Company continues to grow its water distribution and wastewater collection systems to provide reliable service to its expanding franchised service territory and the increasing population within that territory.  During the year ended December 31, 2024, the Company installed an additional 97,400 feet of water distribution mains and acquired an additional 33,000 feet of water distribution mains resulting in 1,101 miles of water mains as of December 31, 2024.  During the year ended December 31, 2024, the Company acquired an additional 26,200 feet of wastewater collection mains resulting in 131 miles of wastewater mains as of December 31, 2024.

The Company’s growth in revenues is primarily a result of customer growth and increases in water and wastewater rates.  During the year ended December 31, 2024, the Company recognized revenue of $74,959, an increase of $3,928, or 5.5%, as compared to $71,031 during the year ended December 31, 2023.  In 2024, operating revenue was derived from the following sources and in the following percentages: residential, 64%; commercial and industrial, 29%; and other, 7%, which is primarily from the provision for fire service but includes other water and wastewater service-related income.  See “Management’s Discussion and Analysis – Rate Matters” for a discussion of the Company’s rate case management.

Information about Our Executive Officers

The Company presently has 127 employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2025 Proxy Statement incorporated herein by reference.

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

Shareholders may request, without charge, copies of the Company’s financial reports.  Such requests, as well as other investor relations inquiries, should be addressed to:

Molly E. Houck	The York Water Company	(717) 718-2942
Human Resources &	130 East Market Street	(800) 750-5561
Investor Relations Coordinator	York, PA 17401	mollyh@yorkwater.com

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

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

Incident Response Plan
The Company maintains and tests its Incident Response Plan, or IRP, to appropriately document plans for identifying, prioritizing, containing, and communicating information related to an incident.  The Company completes annual tabletop testing of its IRP, including a testing results review to identify opportunities for improvement.

Risk Evaluation

Water utilities face several cybersecurity risks due to their critical role in monitoring and controlling water treatment and distribution processes and servicing customers.  The key risks the Company has evaluated that could adversely impact system confidentiality, integrity, and/or availability include:
•	Unauthorized Remote Access: Vulnerabilities in remote access points can be exploited by attackers to gain control over systems, potentially disrupting water services.
•
Malware and Ransomware: Malicious software can infiltrate systems, leading to operational disruptions, data breaches, or ransom demands.  Cybercriminals can encrypt critical data and demand a ransom for its release, potentially disrupting water supply and treatment processes.

•	Insider Threats: Employees or contractors with access to systems might intentionally or unintentionally compromise security disrupting water supply and treatment processes or other utility services.
•	Denial of Service Attacks: Attackers can overwhelm systems with traffic, rendering them unavailable and disrupting water services.
•	Unsecured Human Machine Interfaces: Without proper security measures, human machine interfaces can be accessed by unauthorized users, allowing them to view and adjust real-time system settings.
•	Outdated Technology: Many systems use legacy technology that lack modern security features, making them more susceptible to attacks affecting water services.
•	Network Segmentation Issues: Poorly segmented networks can allow attackers to move laterally within the system, increasing the potential impact of an attack and impact to water services.
•	Phishing Scams: Employees might be targeted with deceptive emails to steal sensitive information or gain unauthorized access to systems resulting in unintentional loss of data.

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

Management Role
The Chief Administrative Officer and General Counsel has primary oversight of the IT Department and the cybersecurity program, with a direct reporting relationship to the President and Chief Executive Officer.  The Chief Administrative Officer and General Counsel also reports to the Audit Committee at least two times per calendar year and presents a report to the Board at least once per calendar year.  These briefings include both educational and program status information, including:
•	Current cybersecurity risks, including qualitative rating based upon underlying objective measures;
•	Status of ongoing cybersecurity initiatives and strategies;
•	Maintenance and testing of the IRP;
•	Incident and response reports and lessons learned from any cybersecurity incident(s); and
•	Compliance report with regulatory requirements and industry standards.
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

Risk Management Personnel
Primary responsibility for assessing, monitoring, and managing cybersecurity risks rests with the CIO, who has oversight over the IT Department, including one dedicated cybersecurity staff person and select specialized contractors.  This group of contractors includes a Chief Information Security Officer, IT Director, Cybersecurity Analysts, Network Engineers, and Network Administrators.  The CIO, Chief Information Security Officer, and IT Director all have a minimum of ten years of experience in the cybersecurity and technology leadership field.

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

Source of Water Supply

The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company owns two impounding dams on this primary system located in York and Springfield Townships adjoining the Borough of Jacobus to the south.  The lower dam, the Lake Williams Impounding Dam, creates a reservoir covering approximately 165 acres and the upper dam, the Lake Redman Impounding Dam, creates a reservoir covering approximately 290 acres, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons per day, or MGD.

The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.

The Company also owns satellite groundwater systems in York, Adams, and Lancaster Counties.  The systems consist of fifteen wells capable of providing a combined safe yield of approximately 923,000 gallons per day.

As of December 31, 2024, the Company’s present average daily availability was 41.1 million gallons, and daily consumption was approximately 22.4 million gallons.

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

Based on a total average daily consumption in 2024 of approximately 22.4 million gallons, the Company believes the water pumping and filtering facilities are adequate to meet present and anticipated demands.

The Company has eleven wastewater treatment facilities located in four counties within south-central Pennsylvania.  The wastewater treatment plants range from small extended aeration package plants to three larger facilities that utilize Biological Nutrient Removal/tertiary treatment technology and have a combined permitted flow capacity of 1,222,500 gallons.  With a projected maximum daily demand of 439,734 gallons, the plants’ flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The distribution systems of the Company have approximately 1,101 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution systems include booster stations and standpipes and reservoirs capable of storing approximately 58.7 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The fourteen wastewater collection systems of the Company have approximately 131 miles of gravity collection mains and pressure force mains along with redundant sewage pumping stations.

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

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2024 numbered approximately 1,775.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2024.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also owns and operates three wastewater collection systems and eleven wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly precipitation, economic, and market conditions can have an adverse effect on revenues.  The Company experienced increased revenues in 2024 compared to 2023 primarily due to the residual effects of a rate increase effective March 1, 2023, an increase in the number of customers, and higher revenues from the distribution system improvement charge, or DSIC.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2024, operating revenue was derived from the following sources and in the following percentages: residential, 64%; commercial and industrial, 29%; and other, 7%, which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

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

In addition to increasing revenue, the Company consistently focuses on minimizing costs without sacrificing water quality or customer service.  Paperless billing, expanding online services, negotiation of favorable electric, banking, and other costs, and reduced pension contributions are examples of the Company’s recent efforts to minimize costs.

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

The Company’s performance in 2024 was strong under the above measures.  Operating revenues increased in 2024 compared to 2023 primarily due to the residual effects of a rate increase effective March 1, 2023, an increase in the number of customers, and higher revenues from the DSIC.  The increase in operating expenses offset the increase in operating revenues.  The Company incurred higher interest expense and lower allowance for funds used during construction.  The Company did benefit from a lower contribution to the pension plans.  The overall effect was a decrease in net income in 2024 over 2023 of 14.4% and a return on year end common equity of 8.8%.  The return on year end common equity was lower than the 2023 result and the five year historical average return on year end common equity of 10.7%.  The Company expects to file a rate increase request in 2025 which may increase its opportunity to earn a higher return on year end common equity in the future.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 31.1%.  In 2024, the ratio was lower than the average at 27.1% due primarily to the increase in operating expenses, higher interest expense, and lower allowance for funds used during construction.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2024 Compared with 2023

Net income for 2024 was $20,325, a decrease of $3,432, or 14.4%, from net income of $23,757 for the same period of 2023.  The primary contributing factors to the decrease were higher operating expenses, a lower allowance for funds used during construction, and higher interest on debt, which were partially offset by higher operating revenues and lower pension costs.

Operating revenues for 2024 increased $3,928, or 5.5%, from $71,031 for 2023 to $74,959 for 2024.  The primary reason for the increase was a rate increase effective March 1, 2023.  Growth in the customer base also added to revenues.  The average number of water customers served in 2024 increased as compared to 2023 by 999 customers, from 71,416 to 72,415 customers.  The average number of wastewater customers served in 2024 increased as compared to 2023 by 522 customers, from 5,999 to 6,521 customers, primarily due to acquisitions.  There was increased revenues from the DSIC allowed by the PPUC of $137.  The DSIC allows the Company to add a charge to customers’ water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The DSIC reset to zero on March 1, 2023 when the new rate order took effect and began again in June 2024 for bills rendered after July 1, 2024.  Total per capita consumption for 2024 was approximately 0.8% lower than the same period of last year.  In 2025, the Company expects revenues to show a modest increase due to revenues from the DSIC and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, weather patterns, and economic conditions could impact results.

Operating expenses for 2024 increased $5,418, or 13.1%, from $41,500 for 2023 to $46,918 for 2024.  The increase was primarily due to higher expenses of approximately $1,216 for depreciation and amortization, $1,007 for wages and benefits, $992 for distribution system maintenance, $534 for an increased allowance for uncollectible accounts, $504 for wastewater treatment, $268 for purchased power, $226 for insurance, $200 for outside services, $163 for water treatment, and $92 for billing and revenue collection services.  Other operating expenses increased by a net of $415.  The increase was partially offset by reduced fuel expenses of $199 for the prior year pumping of raw water from the Susquehanna River, not repeated in 2024.  In 2025, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Weather patterns could further increase operating expenses.

Interest on debt for 2024 increased $1,857, or 26.4%, from $7,047 for 2023 to $8,904 for 2024.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates upon issuance of the 5.67% Senior Notes.  The average debt outstanding under the line of credit was $10,087 in 2024 and $16,316 in 2023.  The weighted average interest rate on the line of credit was 5.23% during 2024 and 5.36% during 2023.  Interest expense for 2025 is expected to increase due to the increase in long-term debt outstanding.

Allowance for funds used during construction decreased $2,101, from $4,153 in 2023 to $2,052 in 2024 due to a higher volume of eligible construction in 2023.  Allowance for funds used during construction in 2025 is expected to decrease based on a projected decrease in the amount of eligible construction.

Other pension costs reflect decreased expense of $1,606 in 2024 due to a lower contribution to the pension plans.  In 2025, other pension costs is expected to be similar to 2024.

Other income (expenses), net for 2024 reflects decreased expenses of $483 as compared to 2023.  The decrease was primarily due to lower retirement expenses of approximately $315, higher earnings on life insurance policies of approximately $113, and lower charitable contributions of approximately $112.  Other expenses increased by a net of $57.  In 2025, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for 2024 increased $73 as compared to 2023 due to lower deductions for the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was 6.2% for 2024 and 5.1% for 2023.  The Company’s effective tax rate for 2025 will be largely determined by the level of eligible asset improvements expensed for tax purposes under the IRS TPR each period.

Rate Matters

See Note 10 to the Company’s financial statements included herein for a discussion of its rate matters.

Effective January 1, 2025, the Company’s tariff included a DSIC on revenues of 2.20%.

The Company expects to file a rate increase request in 2025.

Acquisitions and Growth

See Note 2 to the Company’s financial statements included herein for a discussion of completed acquisitions included in financial results.

On January 24, 2025, the Company signed an agreement to purchase the water assets of Eagle View Manufactured Housing Community in Berwick Township, Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2025 at which time the Company will add approximately 140 water customers.

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

Capital Expenditures

During 2024, the Company invested $48,226 in construction expenditures for armoring and replacing the spillway of the Lake Williams dam, wastewater treatment plant construction as well as various replacements and improvements to infrastructure and routine items.  In addition, the Company invested $783 in the acquisition of water and wastewater systems.  The Company replaced approximately 50,200 feet of water main in 2024.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2025 and 2026 of approximately $46,000 and $48,500, respectively, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2025 and 2026 expenditures will be for additional main extensions, water tank replacement, wastewater treatment plant construction, an upgrade to the enterprise software system, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2025 and 2026 construction and fund the remainder through line of credit borrowings, potential debt and equity offerings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2025 and 2026.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2025 and 2026, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of December 31, 2024, the Company borrowed $15,808 under its line of credit and incurred a cash overdraft on its cash management account of $2,428, which was recorded in accounts payable.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2024, higher revenue levels as compared to 2023 resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2024, the Company generated $30,559 internally as compared to $31,908 in 2023.  The decrease from 2023 was primarily due to higher interest and income taxes paid.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 52.6% as of December 31, 2024, compared with 54.8% as of December 31, 2023.  The ratio decreased in 2024 due to higher debt primarily from capital expenditures.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission, pursuant to which the Company may offer an aggregate remaining amount of up to $60,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2024, the Company maintained a $50,000, unsecured, committed line of credit at an interest rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $15,808 in outstanding borrowings under its line of credit as of December 31, 2024.  The interest rate on line of credit borrowings as of December 31, 2024 was 5.72%.  In the third quarter of 2024, the Company renewed its committed line of credit and extended the maturity date to September 2026.  No other terms or conditions of the line of credit agreement were modified.  On January 1, 2023, the interest rate changed from LIBOR plus 1.05% to a successor rate of the SOFR plus 1.17% in advance of the discontinuation of LIBOR in 2023.  The Company expects to renew this line of credit as it matures under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity, when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet financing needs throughout 2025.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 47.4% as of December 31, 2024, compared with 45.2% as of December 31, 2023.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2024.

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

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit recognized in income for the years ended December 31, 2024 and 2023, was immaterial.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2024 and 2023.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

The Company has a substantial deferred income tax asset primarily due to the excess accumulated deferred income taxes on accelerated depreciation from the Tax Cuts and Jobs Act of 2017 and the differences between the book and tax balances of the customers’ advances for construction and contributions in aid of construction, and deferred compensation plans.  The Company does not believe a valuation allowance is required due to the expected generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has seen an increase in its deferred income tax liability amounts primarily as a result of the accelerated depreciation deduction available for federal tax purposes which creates differences between book and tax depreciation expense.  The Company expects this trend to continue as it makes significant investments in capital expenditures subject to accelerated depreciation or TPR.

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2024.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Credit Rating
On August 6, 2024, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2025, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,961 and $1,762 through December 31, 2024 and 2023, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,000.  This estimate is subject to adjustment as more facts become available.

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

Dividends

During 2024, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 60.2% and 39.6%, respectively.  During 2023, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 49.3% and 36.3%, respectively.  During the fourth quarter of 2024, the Board increased the dividend by 4.00% from $0.2108 per share to $0.2192 per share per quarter.

The Company’s Board declared a dividend in the amount of $0.2192 per share at its January 2025 meeting.  The dividend is payable on April 15, 2025 to shareholders of record as of February 28, 2025.  While the Company expects to maintain this dividend amount in 2025, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2023 and 2024.

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

The Company selected its December 31, 2024 and 2023 discount rates based on the FTSE Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 5.45% at December 31, 2024 and 4.75% at December 31, 2023.

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

In 2023, the Company modified its investment policy statements.  The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 70% to 90% fixed income securities, 10% to 30% equity securities, and 0% to 10% cash reserves.  The Company used 5.00% as its expected rate of return in 2023 and 2024, a decrease from the 6.50% used in 2022 based on the modified investment policy statements.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The York Water Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The York Water Company (the "Company") as of December 31, 2024 and 2023, the related statements of income, common stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Lancaster, Pennsylvania
March 4, 2025

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2024	Dec. 31, 2023
ASSETS
UTILITY PLANT, at original cost	$664,927	$620,201
Plant acquisition adjustments	(9,838)	(9,384)
Accumulated depreciation	(124,082)	(117,113)
Net utility plant	531,007	493,704

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $536 in 2024 and $501 in 2023	1,534	1,569

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $1,610 in 2024 and $1,005 in 2023	7,249	7,837
Unbilled revenues	3,604	3,484
Recoverable income taxes	587	332
Materials and supplies inventories, at cost	3,413	3,109
Prepaid expenses	1,597	821
Total current assets	16,451	15,584

OTHER LONG-TERM ASSETS:
Prepaid pension cost	25,009	23,380
Note receivable	255	255
Deferred regulatory assets	54,061	48,949
Other assets	5,156	4,764
Total other long-term assets	84,481	77,348

Total Assets	$633,473	$588,205

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2024	Dec. 31, 2023
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,386,282 shares in 2024 and 14,332,245 shares in 2023	$138,089	$136,174
Retained earnings	93,103	85,004
Total common stockholders’ equity	231,192	221,178

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	205,561	180,007

COMMITMENTS	–	–

CURRENT LIABILITIES:
Accounts payable	9,525	10,873
Dividends payable	2,892	2,754
Accrued compensation and benefits	1,806	1,629
Accrued interest	2,490	1,741
Deferred regulatory liabilities	864	644
Other accrued expenses	712	502
Total current liabilities	18,289	18,143

DEFERRED CREDITS:
Customers’ advances for construction	20,546	18,853
Deferred income taxes	61,157	55,235
Deferred employee benefits	3,526	3,847
Deferred regulatory liabilities	43,947	42,989
Other deferred credits	386	632
Total deferred credits	129,562	121,556

Contributions in aid of construction	48,869	47,321

Total Stockholders’ Equity and Liabilities	$633,473	$588,205

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2024	2023

OPERATING REVENUES:	$74,959	$71,031

OPERATING EXPENSES:
Operation and maintenance	19,670	17,362
Administrative and general	12,610	10,893
Depreciation and amortization	12,962	11,746
Taxes other than income taxes	1,676	1,499
	46,918	41,500

Operating income	28,041	29,531

OTHER INCOME (EXPENSES):
Interest on debt	(8,904)	(7,047)
Allowance for funds used during construction	2,052	4,153
Other pension costs	524	(1,082)
Other income (expenses), net	(38)	(521)
	(6,366)	(4,497)

Income before income taxes	21,675	25,034

Income tax expense	1,350	1,277

Net Income	$20,325	$23,757

Basic Earnings Per Share	$1.42	$1.66

Diluted Earnings Per Share	$1.42	$1.66

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2022	14,285,584	$134,220	$72,963	$207,183
Net income	–	–	23,757	23,757
Cash dividends declared, $0.8189 per share	–	–	(11,716)	(11,716)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	41,702	1,654	–	1,654
Stock-based compensation	4,959	300	–	300
Balance, December 31, 2023	14,332,245	136,174	85,004	221,178
Net income	–	–	20,325	20,325
Cash dividends declared, $0.8516 per share	–	–	(12,226)	(12,226)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	48,163	1,669	–	1,669
Stock-based compensation	5,874	246	–	246
Balance, December 31, 2024	14,386,282	$138,089	$93,103	$231,192

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)
	Year Ended December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,325	$23,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,962	11,746
Stock-based compensation	246	300
Increase in deferred income taxes	476	530
Other	353	(1,114)
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(604)	(1,868)
(Increase) decrease in recoverable income taxes	(255)	550
Increase in materials and supplies inventories, prepaid expenses, prepaid pension cost, deferred regulatory and other assets	(8,824)	(9,512)
Increase in accounts payable, accrued compensation and benefits, other accrued expenses, deferred employee benefits, deferred regulatory liabilities, and other deferred credits	5,131	6,743
Increase in accrued interest	749	776
Net cash provided by operating activities	30,559	31,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $1,147 in 2024 and $2,321 in 2023	(48,226)	(64,640)
Acquisitions of water and wastewater systems	(783)	(625)
Net cash used in investing activities	(49,009)	(65,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	3,411	5,064
Repayments of customer advances	(791)	(505)
Proceeds of long-term debt issues	86,748	104,681
Debt issuance costs	(167)	(171)
Repayments of long-term debt	(61,213)	(64,148)
Changes in cash overdraft position	881	(1,628)
Issuance of common stock	1,669	1,654
Dividends paid	(12,088)	(11,590)
Net cash provided by financing activities	18,450	33,357

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,892	$3,727
Income taxes	943	–

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $4,138 in 2024 and $6,433 in 2023 for the construction of utility plant.
Contributions in aid of construction includes $621 in 2024 recorded as part of the MESCO, Inc. and
York Haven Borough acquisitionsand $4,403 in 2023 recorded as part of the Conewago Industrial Park acquisition.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.  Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also owns and operates three wastewater collection systems and eleven wastewater collection and treatment systems.  The Company operates within its franchised territory located in four counties within south-central Pennsylvania and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs, is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2024 and 2023, utility plant includes a net credit acquisition adjustment of $9,838 and $9,384, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets.  Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $79 and $69 for the years ended December 31, 2024 and 2023, respectively.

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

The following remaining lives are used for financial reporting purposes:

	December 31		Approximate range
Utility Plant Asset Category	2024	2023	of remaining lives
Mains and accessories	$308,020	$286,993	14 – 86 years
Services, meters, and hydrants	106,200	98,387	14 – 47 years
Operations structures, reservoirs, and water tanks	143,821	89,207	9 – 54 years
Pumping and treatment equipment	51,906	44,719	6 – 34 years
Office, transportation, and operating equipment	20,519	19,292	3 – 19 years
Land and other non-depreciable assets	5,833	5,685	–
Utility plant in service	636,299	544,283
Construction work in progress	28,628	75,918	–
Total Utility Plant	$664,927	$620,201

The effective rate of depreciation was 2.50% in 2024 and 2.55% in 2023, on average utility plant, net of customers’ advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Regulatory assets and liabilities are comprised of the following:

	December 31		Remaining Recovery
	2024	2023	Periods
Assets
Income taxes	$40,880	$35,885	Various
Unrealized swap losses	382	632	1 – 5 years
Utility plant retirement costs	10,221	9,592	5 years
Customer-owned lead service line replacements	1,173	1,257	Various
Income taxes on customers’ advances for construction and contributions in aid of construction	1,176	1,250	Various
Service life study expenses	14	19	3 years
Rate case filing expenses	215	314	2 years
	$54,061	$48,949
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$13,090	$13,286	Various
Postretirement benefits	22,825	21,196	Not yet known
Income taxes	6,520	6,516	Various
IRS TPR catch-up deduction	2,376	2,635	9 years
	$44,811	$43,633

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining term of five years.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $(6) in 2024 and $18 in 2023.  The overall swap result was a gain of $244 in 2024 and $24 in 2023.  During the year ending December 31, 2025, the Company expects to reclassify $81 before tax from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2024 and 2023, deferred investment tax credits amounted to $356 and $392, respectively.

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

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2024 and 2023.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

2.  Acquisitions

On October 12, 2023, the Company completed the acquisition of the water assets and wastewater collection and treatment assets of Conewago Industrial Park Water and Sewer Company in Lancaster County, Pennsylvania.  The Company began operating the existing water assets and wastewater collection and treatment assets on October 16, 2023.  The acquisition resulted in the addition of approximately 30 commercial and industrial water and wastewater customers with purchase price and acquisition costs of approximately $590, which is less than the depreciated original cost of the assets, and contributions in aid of construction of $4,403.  The Company recorded a negative acquisition adjustment of $73 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On January 31, 2024, the Company completed the acquisition of the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on February 1, 2024.  The acquisition resulted in the addition of approximately 180 wastewater customers with purchase price and acquisition costs of approximately $44, which is less than the depreciated original cost of the assets, and contributions in aid of construction of $63.  The Company recorded a negative acquisition adjustment of $110 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

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

On September 26, 2024, the Company completed the acquisition of the water assets of Houston Run Community Water System, LLC in Salisbury Township, Lancaster County, Pennsylvania.  The Company began operating the existing water assets on September 30, 2024.  The acquisition resulted in the addition of approximately 15 water customers with purchase price and acquisition costs of approximately $228, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $368 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On December 5, 2024, the Company completed the acquisition of the wastewater collection and treatment assets of York Haven Sewer Authority in York Haven Borough, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on December 9, 2024.  The acquisition resulted in the addition of approximately 230 wastewater customers with purchase price and acquisition costs of approximately $409, which is more than the depreciated original cost of the assets, and contributions in aid of construction of $558.  The Company recorded an acquisition adjustment of $128 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On December 12, 2024, the Company completed the acquisition of the water assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  The Company began operating the existing water assets through an interconnection with its current distribution system on December 16, 2024.  The acquisition resulted in the addition of approximately 100 water customers with purchase price and acquisition costs of approximately $55, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $157 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On December 12, 2024, the Company completed the acquisition of the water assets of the Brookhaven Mobile Home Park of ATG Properties, LLC in Hellam Township, York County, Pennsylvania.  The Company began operating the existing water assets through an interconnection with its current distribution system on December 16, 2024.  The acquisition resulted in the addition of approximately 150 water customers with purchase price and acquisition costs of approximately $39, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $24 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Contract Assets

Accounts receivable and contract assets are summarized in the following table:

	As of	As of
	Dec. 31, 2024	Dec. 31, 2023	Change

Accounts receivable – customers	$8,392	$8,250	$142
Other receivables	467	592	(125)
	8,859	8,842	17
Less: allowance for doubtful accounts	(1,610)	(1,005)	(605)
Accounts receivable, net	$7,249	$7,837	$(588)

Unbilled revenue	$3,604	$3,484	$120

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

The Company recorded interest income of $158 in 2024 and $192 in 2023.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2024 and 2023 were the following amounts related to this project.

	2024	2023
Note receivable, including interest	$255	$255
Customers’ advances for construction	172	205

The Company has other customers’ advances for construction totaling $20,374 and $18,648 at December 31, 2024 and 2023, respectively.

5.  Common Stock and Earnings Per Share

Net income of $20,325 and $23,757 for the years ended December 31, 2024 and 2023, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	2024	2023
Weighted average common shares, basic	14,346,552	14,294,910
Effect of dilutive securities:
Employee stock-based compensation	209	803
Weighted average common shares, diluted	14,346,761	14,295,713

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company’s common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2024 and 2023 were 5,137 and 4,227, respectively.  As of December 31, 2024, 40,279 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On November 7, 2022, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to rollover the unissued 365,975 shares authorized under the 2019 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company’s common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on November 17, 2022.  Shares issued during 2024 and 2023 were 43,026 and 37,475, respectively.  As of December 31, 2024, 277,682 authorized shares remain unissued under the Plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During both 2024 and 2023, the Company did not repurchase or retire any shares.  As of December 31, 2024, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2024 and 2023 is summarized in the following table:

	2024	2023

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	–
Committed Line of Credit, due September 2026	15,808	30,273
Total long-term debt	208,178	182,643
Less discount on issuance of long-term debt	(136)	(147)
Less unamortized debt issuance costs	(2,481)	(2,489)
Long-term portion	$205,561	$180,007

Payments due by year as of December 31, 2024:

2025	2026	2027	2028	2029
$–	$28,138	$340	$355	$370

Payments due in 2026 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2026 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 3.41% in 2024 and 3.38%  in 2023.  As of December 31, 2024 and 2023, the interest rate was 3.64% and 3.89%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2026.  It is reviewed annually for a potential extension of the expiration date.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On August 6, 2024, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2024.  If a violation was triggered on December 31, 2024, the Company would have been required to pay the counterparty approximately $394.

The Company’s interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty paid the Company a floating interest rate (based on 59% of the U.S. Dollar one-month LIBOR rate) on the notional amount.  The variable interest rate changed to 59% of the daily simple Secured Overnight Financing Rate, or SOFR, plus a spread adjustment of 11.448 basis points upon the discontinuance of LIBOR in 2023.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company’s net payment rate on the swap averaged 0.05% in 2024 and 0.14% in 2023.

As of December 31, 2024, there was a spread of 90 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 4.06% (including variable interest and swap payments). As of December 31, 2023, there was a spread of 68 basis points which equated to an overall effective rate of 3.84% (including variable interest and swap payments).

Line of Credit Borrowings
As of December 31, 2024, the Company maintained a $50,000 unsecured, committed line of credit at an interest rate of SOFR plus 1.17% with an unused commitment fee and an interest rate floor.  In the third quarter of 2024, the Company renewed its committed line of credit and extended the maturity date to September 2026.  No other terms or conditions of the line of credit agreement were modified.  On January 1, 2023, the interest rate changed from LIBOR plus 1.05% to a successor rate of SOFR plus 1.17% in advance of the discontinuation of LIBOR in 2023.  Average borrowings outstanding under the lines of credit were $10,087 in 2024 and $16,316 in 2023.  The average cost of borrowings under the lines of credit was 5.23% during 2024 and 5.36% during 2023.  The weighted average interest rate on the line of credit borrowings was 5.72% as of December 31, 2024 and 6.51% as of December 31, 2023.

The Company utilizes a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally, funds are automatically borrowed under the line of credit.  The Company borrowed $15,808 and $30,273 under its line of credit and incurred a cash overdraft of $2,428 and $1,547, which was recorded in accounts payable, as of December 31, 2024 and 2023, respectively.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company’s ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company’s acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2024, none of the earnings retained in the business are restricted under these provisions.  The Company’s debt is unsecured.

The Company’s line of credit requires it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2024, the Company was in compliance with these covenants.

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

Description	December 31, 2024	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$386	$386

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of December 31, 2024.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2024.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $8 as of December 31, 2024.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2023 is shown in the table below.

Description	December 31, 2023	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$632	$632

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $208,178 at December 31, 2024, and $182,643 at December 31, 2023, had an estimated fair value of approximately $189,000 and $175,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third party credit enhancements including the letter of credit on the 2008 PEDFA Series A issue.

Customers’ advances for construction and note receivable have carrying values at December 31, 2024 of $20,546 and $255, respectively.  At December 31, 2023, customers’ advances for construction and note receivable had carrying values of $18,853 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2025 and 2026 of approximately $46,000 and $48,500, respectively, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s line of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $1,961 and $1,762 through December 31, 2024 and 2023, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,000.  This estimate is subject to adjustment as more facts become available.

As of December 31, 2024, approximately 31% of the Company’s full-time employees are under union contract.  The current contract was ratified in June 2023 and expires on April 30, 2026.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning utility service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company’s financial position, results of operations and cash flows.

9.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	2024	2023
Water utility service:
Residential	$41,496	$40,031
Commercial and industrial	20,484	19,279
Fire protection	4,559	4,124
Wastewater utility service:
Residential	6,113	5,495
Commercial and industrial	1,299	1,050
Billing and revenue collection services	494	474
Collection services	34	38
Other revenue	26	50
Total Revenue from Contracts with Customers	74,505	70,541
Rents from regulated property	454	490
Total Operating Revenue	$74,959	$71,031

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

10.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  Most recently, the PPUC authorized an increase in rates effective March 1, 2023.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The Company’s earnings are currently below the regulatory benchmark, thus allowing the Company to collect DSIC.  The DSIC provided revenues of $386 in 2024 and $249 in 2023.  The DSIC is subject to audit by the PPUC.

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

The following table sets forth the plans’ funded status as of December 31, 2024 and 2023.  The measurement of assets and obligations of the plans is as of December 31, 2024 and 2023.

Obligations and Funded Status At December 31	2024	2023

Change in Benefit Obligation
Pension benefit obligation at beginning of year	$40,198	$38,717
Service cost	635	598
Interest cost	1,855	1,876
Actuarial (gain) loss	(2,997)	974
Benefit payments	(2,135)	(1,967)
Pension benefit obligation at end of year	37,556	40,198

Change in Plan Assets
Fair value of plan assets at beginning of year	63,578	55,807
Actual return on plan assets	1,011	8,058
Employer contributions	111	1,680
Benefits paid	(2,135)	(1,967)
Fair value of plan assets at end of year	62,565	63,578

Funded Status of Plans at End of Year	$25,009	$23,380

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost, and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The asset for the funded status of the Company’s pension plans as of  December 31, 2024 and 2023 is recorded in “Prepaid pension cost” on its balance sheets.

In 2024, the plans recognized a significant actuarial gain.  In 2024, the Company recognized a 70 basis point increase in the discount rate.  In 2023, the plans recognized a significant actuarial loss.  In 2023, the Company recognized a 25 basis point decrease in the discount rate.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory liabilities are as follows:

	2024	2023
Net gain arising during the year	$(844)	$(3,472)
Recognized prior service credit	13	13
Total changes in regulatory liability during the year	$(831)	$(3,459)

Amounts recognized in regulatory liabilities that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2024	2023
Net loss	$(1,370)	$(526)
Prior service credit	(11)	(24)
Regulatory liability	$(1,381)	$(550)

Components of net periodic benefit cost are as follows:

	2024	2023
Service cost	$635	$598
Interest cost	1,855	1,876
Expected return on plan assets	(3,164)	(3,612)
Amortization of prior service credit	(13)	(13)
Rate-regulated adjustment	798	2,831
Net periodic benefit cost	$111	$1,680

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer any remaining expense to regulatory assets or recognize the excess as a regulatory liability to be collected in rates at a later date as additional contributions are made.  During 2024, the deferral decreased by $798.

The estimated costs for the defined benefit pension plans relating to the December 31, 2024 balance sheet that will be amortized from regulatory liabilities into net periodic benefit cost over the next fiscal year are as follows:

Net loss	$–
Net prior service credit	(11)
$(11)

The Company does not plan to contribute to the plans in 2025.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2025	2026	2027	2028	2029	2030–2034
$2,189	$2,281	$2,325	$2,563	$2,544	$13,981

The following tables show the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets as of December 31:

	2024	2023
Projected benefit obligation	$37,556	$40,198
Fair value of plan assets	62,565	63,578

	2024	2023
Accumulated benefit obligation	$36,195	$38,510
Fair value of plan assets	62,565	63,578

Weighted-average assumptions used to determine benefit obligations at December 31:

	2024	2023
Discount rate	5.45%	4.75%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2024	2023
Discount rate	4.75%	5.00%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

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

The fair values of the Company’s pension plan assets at December 31, 2024 and 2023 by asset category and fair value hierarchy level are as follows.  The valuations are based on quoted prices on active markets (Level 1) or broker/dealer quotes, active market makers, models, and yield curves (Level 2)

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2024	2023	2024	2023	2024	2023
Cash and Money Market Funds (a)	$1,665	$53,490	$1,665	$53,490	$–	$–
Equity Securities:
Equity Mutual Funds (b)	11,643	10,065	11,643	10,065	–	–
Fixed Income Securities:
U.S. Treasury Obligations	11,609	–	–	–	11,609	–
Corporate and Foreign Bonds (c)	37,648	–	–	–	37,648	–
Fixed Income Mutual Funds (d)	–	23	–	23	–	–
Total Plan Assets	$62,565	$63,578	$13,308	$63,578	49,257	–

(a)
The portfolios are designed to keep up to one year of distributions in immediately available funds. The Company was more heavily-weighted in cash as of December 31, 2023 due to the timing of the change in the investment policy statements.

(b)
This category includes a majority of investments in exchange traded funds as well as domestic equity mutual funds and international mutual funds which give the portfolio exposure to mid and large cap index funds as well as international diversified index funds.

(c)	This category includes corporate bonds and notes widely distributed among consumer discretionary, consumer staples, healthcare, information technology, energy, transportation, and financial services.

(d)	This category included fixed income investments in mutual funds which include government and corporate securities of both the U.S. and other countries.

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

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 15% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum of 4% of the employee’s compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee’s account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2024, 84 employees were participating in the enhanced feature of the plan.  The Company’s contributions to both portions of the plan amounted to $430 in 2024 and $380 in 2023.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies. At December 31, 2024 and 2023, the present value of the future obligations included in “Accrued compensation and benefits” and “Deferred employee benefits” was approximately $3,893 and $4,188, respectively. The insurance policies included in “Other assets” had a total cash value of approximately $4,935 and $4,566 at December 31, 2024 and 2023, respectively.  The Company’s net (income) expenses under the plans amounted to $(9) in 2024 and $419 in 2023.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2024 and 2023, the present value of the future obligations was approximately $87 and $100, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net (income) expenses under the plan amounted to $(11) in 2024 and $9 in 2023.

12.  Stock-Based Compensation

On May 2, 2016, the Company’s stockholders approved The York Water Company Long-Term Incentive Plan, or LTIP.  The LTIP was adopted to provide the incentive of long-term stock-based awards to officers, directors, and key employees. The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  A maximum of 100,000 shares of common stock may be issued under the LTIP over the ten-year life of the plan.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 2,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP is administered by the Compensation and Human Capital Committee of the Board, or the full Board, provided that the full Board administers the LTIP as it relates to awards to non-employee directors of the Company.  The Company filed a registration statement with the SEC on May 11, 2016 covering the offering of stock under the LTIP.  The LTIP was effective on July 1, 2016.

On September 18, 2020, the Board awarded stock to non-employee directors effective September 18, 2020.  This stock award vested immediately.  On September 18, 2020, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective September 18, 2020.  This restricted stock award vests ratably over three years beginning September 18, 2020 and has been fully recognized as of December 31, 2023.

On May 3, 2021, the Board awarded stock to non-employee directors effective May 3, 2021.  This stock award vested immediately.  On May 3, 2021, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective May 3, 2021.  This restricted stock award vests ratably over three years beginning May 3, 2021 and has been fully recognized as of December 31, 2024.

On May 2, 2022, the Board awarded stock to non-employee directors effective May 2, 2022.  This stock award vested immediately.  On May 2, 2022, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective May 2, 2022.  This restricted stock award vests ratably over three years beginning May 2, 2022.

On May 1, 2023, the Board awarded stock to non-employee directors effective May 1, 2023.  This stock award vested immediately.  On May 1, 2023, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective May 1, 2023.  This restricted stock award vests ratably over three years beginning May 1, 2023.

On May 1, 2023, the Board accelerated the vesting period for restricted stock granted in 2021, 2022, and 2023 to one retiring key employee from three years to that key employee’s 2024 retirement date, which has been fully recognized as of December 31, 2024.

On November 20, 2023, the Board awarded stock to an officer effective November 20, 2023.  This stock award vested immediately.

On January 29, 2024, the Board accelerated the vesting period for restricted stock granted in 2022 and 2023 to one retiring officer from three years to that officer’s 2024 retirement date, which has been fully recognized as of December 31, 2024.

On May 6, 2024, the Board awarded stock to non-employee directors effective May 6, 2024.  This stock award vested immediately.  On May 6, 2024, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective May 6, 2024.  This stock award vests ratably over three years beginning May 6, 2024, with the exception of the stock award to one key employee which vested immediately.  The Board accelerated the vesting period for this restricted stock award to one retiring officer from three years to that officer’s 2024 retirement date, which has been fully recognized as of December 31, 2024.

On November 25, 2024, the Board awarded stock to an officer effective November 25, 2024.  This stock award vested immediately.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2023 and 2024.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2023	10,765	$43.24
Granted	6,792	$41.63
Vested	(6,780)	$43.09
Forfeited	(1,833)	$42.29
Nonvested at end of the year 2023	8,944	$42.32
Granted	6,666	$36.82
Vested	(6,701)	$41.35
Forfeited	(792)	$42.20
Nonvested at the end of the year 2024	8,117	$38.62

For the years ended December 31, 2024 and 2023, the statement of income includes $246 and $300 of stock-based compensation, net and related recognized tax benefits of $68 and $84, respectively.  The total fair value of the shares vested in the years ended December 31, 2024 and 2023 was $277 and $292, respectively.  Total stock-based compensation related to nonvested awards not yet recognized is $313 at December 31, 2024, which will be recognized over the remaining three-year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2024	2023
Regulatory Assessment	$412	$356
Property	502	451
Payroll, net of amounts capitalized	757	687
Other	5	5
Total taxes other than income taxes	$1,676	$1,499

14.  Income Taxes

The provisions for income taxes consist of:

	2024	2023
Federal current	$728	$506
State current	147	241
Federal deferred	409	540
State deferred	102	25
Federal investment tax credit, net of current utilization	(36)	(35)
Total income taxes	$1,350	$1,277

A reconciliation of the statutory Federal tax provision to the total provision follows:

	2024	2023
Statutory Federal tax provision	$4,552	$5,257
State income taxes, net of Federal benefit	244	287
IRS TPR deduction	(3,315)	(4,029)
Tax-exempt interest	(33)	(40)
Amortization of investment tax credit	(36)	(35)
Cash value of life insurance	(19)	5
Amortization of excess accumulated deferred income taxes on accelerated depreciation	(196)	(197)
Change in enacted state tax rate	21	(9)
Other, net	132	38
Total income taxes	$1,350	$1,277

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in a rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 in income taxes during each of the years ended December 31, 2024 and 2023.  As a result of the ongoing deduction, the net income tax benefits of $3,056 and $3,770 for the years ended  December 31, 2024 and 2023, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  The Company is recognizing the excess accumulated deferred income taxes on accelerated depreciation, recorded as a regulatory liability, over the remaining useful life of the underlying assets.  As a result, the Company recognized $196 and $197 in income taxes for the years ended December 31, 2024 and 2023, respectively.  In November 2021, the 2021 Infrastructure Act repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit, of $21 and $(9) was recognized in income for the years ended December 31, 2024 and 2023, respectively.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2024 and 2023.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are summarized in the following table:

	2024	2023
Deferred tax assets:
Reserve for doubtful accounts	$440	$278
Compensated absences	178	186
Deferred compensation	998	1,073
Excess accumulated deferred income taxes on accelerated depreciation	3,280	3,335
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	1,622	1,623
Customers’ advances for construction and contributions in aid of construction	1,032	1,117
Tax effect of pension regulatory liability	5,693	5,286
Tax loss carryover	71	168
Contribution carryover	16	113
Other costs deducted for book, not for tax	50	62
Total deferred tax assets	13,380	13,241

Deferred tax liabilities:
Accelerated depreciation	30,069	29,298
Basis differences from IRS TPR	26,787	23,182
Investment tax credit	265	290
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	10,208	8,965
Pensions	6,237	5,831
Unamortized debt issuance costs	333	363
Other costs deducted for tax, not for book	638	547
Total deferred tax liabilities	74,537	68,476

Net deferred tax liability	$61,157	$55,235

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

The Company has a Pennsylvania tax loss carryover of $1,118.  If not used, this carryover will expire in 2042.  The Company has contribution carryovers of $58.  If not used, these carryovers will expire in 2027.

No valuation allowance was required for deferred tax assets as of December 31, 2024 and 2023.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2021 through 2023 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2024.  The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act and the 2021 Infrastructure Act and has not taken any new positions in its 2024 income tax provision.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid no interest or penalties for the years ended December 31, 2024 and 2023.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption “Election of Directors” of the 2025 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2025 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption “Deliquent Section 16(a) Reports” of the 2025 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2025 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2025 Proxy Statement is incorporated herein by reference.

Insider Trading Policy

The information set forth under the caption “Insider Trading Policy and Procedures” of the 2025 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Compensation of Directors and Executive Officers” and “Stock Ownership and Equity Granting Process”of the 2025 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	97,046

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

Under the Company’s Long-Term Incentive Plan, 56,767 shares remain available for awards as of December 31, 2024.  In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 40,279 authorized shares remain unissued as of December 31, 2024.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2025 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2025 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant’s Fees and Services” of the 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2024 and 2023
Statements of Income for Years Ended December 31, 2024 and 2023
Statements of Common Stockholders’ Equity for Years Ended December 31, 2024 and 2023
Statements of Cash Flows for Years Ended December 31, 2024 and 2023
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	61
	for the years ended December 31, 2024 and 2023

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

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s May 12, 2008 Form 8-K.
10.3	Trust Indenture dated as of May 1, 2008 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s September 15, 2009 Form 8-K.
10.4	Reimbursement, Credit and Security Agreement, dated as of May 1, 2008 between The York Water Company and PNC Bank, National Association	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.3 to the Company’s May 12, 2008 Form 8-K.
10.5
Loan Agreement between The York Water Company and York County Industrial Development Authority, entered into July 23, 2015 and dated as of July 1, 2015 relative to the $10,000,000 4.00% - 4.50% Exempt Facilities Revenue Bonds.

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s July 24, 2015 Form 8-K.
10.6	Trust Indenture entered into July 23, 2015 and dated as of July 1, 2015 between York County Industrial Development Authority and Manufacturers and Traders Trust Company, as trustee	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s July 24, 2015 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.7*	Cash Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s January 28, 2005 Form 8-K.
10.8*
Form of Amended and Restated Change in Control Agreement originally effective as of August 1, 2022 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.8

Filed herewith.
10.9*
Form of Amended and Restated Supplemental Retirement Plan originally effective as of August 1, 2023 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.9

Filed herewith.
10.10*
Form of Amended and Restated Deferred Compensation Plan originally effective as of July 1, 2015 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.18

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.18 to the Company’s March 10, 2020 Form 10-K.
10.11*
Form of Amended and Restated Deferred Compensation Plan originally effective as of January 1, 2016 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.11

Filed herewith.
10.12*	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 11, 2016 (File No. 333-211287).
10.13*	Employee Stock Purchase Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.21 to the Company’s March 7, 2017 Form 10-K.
10.14	Note Agreement relative to the $20,000,000 4.54% Senior Notes, dated January 31, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 5, 2019 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.15	Note Agreement relative to the $15,000,000 3.23% Senior Notes, dated October 1, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2019 Form 8-K.
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
10.17	Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 9, 2019 Form 8-K.
10.18	Note Agreement relative to the $30,000,000 3.24% Senior Notes, dated September 30, 2020	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2020 Form 8-K.
10.19	Note Agreement relative to the $40,000,000 5.50% Senior Notes, dated February 24, 2023	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 27, 2023 Form 8-K.
10.20	Note Agreement relative to the $40,000,000 5.67% Senior Notes, dated February 27, 2024	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 28, 2024 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company’s August 6, 2014 Form 10-Q.
19	Insider Trading Policy	Filed herewith
23	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
97	The York Water Company Clawback Policy	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 97 to the Company’s March 5, 2024 Form 10-K.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY

Schedule II Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2024

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2024 Reserve for uncollectible accounts	$1,005,000	$1,071,758	$30,658	$497,416	$1,610,000

FOR THE YEAR ENDED DECEMBER 31, 2023 Reserve for uncollectible accounts	$855,000	$538,152	$24,646	$412,798	$1,005,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 3, 2025	By: /s/ Joseph T. Hand
Joseph T. Hand
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph T. Hand	By: /s/ Matthew E. Poff
Joseph T. Hand	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)
Dated: March 3, 2025	Dated: March 3, 2025

Directors:	Date:

By: /s/ Paul R. Bonney	March 3, 2025
Paul R. Bonney

By: /s/ Douglas S. Brossman	March 3, 2025
Douglas S. Brossman

By: /s/ Michael W. Gang	March 3, 2025
Michael W. Gang

By: /s/ Joseph T. Hand	March 3, 2025
Joseph T. Hand

By: /s/ Jeffrey R. Hines	March 3, 2025
Jeffrey R. Hines

By: /s/ George W. Hodges	March 3, 2025
George W. Hodges

By: /s/ Robert F. Lambert	March 3, 2025
Robert F. Lambert

By: /s/ Jody L. Keller	March 3, 2025
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 3, 2025
Erin C. McGlaughlin

By: /s/ Steven R. Rasmussen	March 3, 2025
Steven R. Rasmussen

By: /s/ Laura T. Wand	March 3, 2025
Laura T. Wand