Form 10-Q
period 2025-06-30
YORK WATER CO
filed 2025-08-12
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	14,421,177 Shares outstanding as of August 12, 2025

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2025	Dec. 31, 2024
ASSETS
UTILITY PLANT, at original cost	$687,929	$664,927
Plant acquisition adjustments	(9,800)	(9,838)
Accumulated depreciation	(129,414)	(124,082)
Net utility plant	548,715	531,007

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $555 in 2025 and $536 in 2024	1,518	1,534

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $1,610 in 2025 and $1,610 in 2024	7,484	7,249
Unbilled revenues	3,493	3,604
Recoverable income taxes	824	587
Materials and supplies inventories, at cost	3,448	3,413
Prepaid expenses	1,921	1,597
Total current assets	17,171	16,451

OTHER LONG-TERM ASSETS:
Prepaid pension cost	25,293	25,009
Note receivable	255	255
Deferred regulatory assets	55,475	54,061
Other assets	5,304	5,156
Total other long-term assets	86,327	84,481

Total Assets	$653,731	$633,473

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2025	Dec. 31, 2024
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,420,319 shares in 2025 and 14,386,282 shares in 2024	$139,071	$138,089
Retained earnings	95,480	93,103
Total common stockholders’ equity	234,551	231,192

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	218,056	205,561

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	330	–
Accounts payable	8,517	9,525
Dividends payable	2,897	2,892
Accrued compensation and benefits	1,708	1,806
Accrued interest	2,483	2,490
Deferred regulatory liabilities	858	864
Other accrued expenses	446	712
Total current liabilities	17,239	18,289

DEFERRED CREDITS:
Customers’ advances for construction	21,812	20,546
Deferred income taxes	63,743	61,157
Deferred employee benefits	3,541	3,526
Deferred regulatory liabilities	43,924	43,947
Other deferred credits	525	386
Total deferred credits	133,545	129,562

Contributions in aid of construction	50,340	48,869

Total Stockholders’ Equity and Liabilities	$653,731	$633,473

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

OPERATING REVENUES:	$19,199	$18,750	$37,655	$36,378

OPERATING EXPENSES:
Operation and maintenance	4,823	4,862	10,034	9,674
Administrative and general	3,338	3,157	6,261	6,231
Depreciation and amortization	3,506	3,267	7,070	6,350
Taxes other than income taxes	446	402	921	846
	12,113	11,688	24,286	23,101

Operating income	7,086	7,062	13,369	13,277

OTHER INCOME (EXPENSES):
Interest on debt	(2,521)	(2,183)	(4,940)	(4,306)
Allowance for funds used during construction	191	347	376	1,481
Other pension costs	132	436	265	206
Other income (expenses), net	(203)	(148)	(275)	(215)
	(2,401)	(1,548)	(4,574)	(2,834)

Income before income taxes	4,685	5,514	8,795	10,443

Income tax expense (benefit)	(367)	521	105	1,123

Net Income	$5,052	$4,993	$8,690	$9,320

Basic Earnings Per Share	$0.35	$0.35	$0.60	$0.65

Diluted Earnings Per Share	$0.35	$0.35	$0.60	$0.65

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2025	14,399,650	$138,556	$93,587	$232,143
Net income	–	–	5,052	5,052
Cash dividends declared, $0.2192 per share	–	–	(3,159)	(3,159)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	13,412	417	–	417
Stock-based compensation	7,257	98	–	98
Balance, June 30, 2025	14,420,319	$139,071	$95,480	$234,551

Balance, December 31, 2024	14,386,282	$138,089	$93,103	$231,192
Net income	–	–	8,690	8,690
Cash dividends declared, $0.4384 per share	–	–	(6,313)	(6,313)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	25,797	812	–	812
Stock-based compensation	8,240	170	–	170
Balance, June 30, 2025	14,420,319	$139,071	$95,480	$234,551

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, March 31, 2024	14,343,500	$136,622	$86,309	$222,931
Net income	–	–	4,993	4,993
Cash dividends declared, $0.2108 per share	–	–	(3,025)	(3,025)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,855	419	–	419
Stock-based compensation	5,870	97	–	97
Balance, June 30, 2024	14,361,225	$137,138	$88,277	$225,415

Balance, December 31, 2023	14,332,245	$136,174	$85,004	$221,178
Net income	–	–	9,320	9,320
Cash dividends declared, $0.4216 per share	–	–	(6,047)	(6,047)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	23,623	824	–	824
Stock-based compensation	5,357	140	–	140
Balance, June 30, 2024	14,361,225	$137,138	$88,277	$225,415

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months Ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,690	$9,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,070	6,350
Stock-based compensation	170	140
Increase (decrease) in deferred income taxes	(155)	220
Other	244	(73)
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(440)	(557)
(Increase) decrease in recoverable income taxes	(237)	332
Increase in materials and supplies inventories, prepaid expenses, prepaid pension cost, deferred regulatory and other assets	(3,319)	(5,316)
Increase in accounts payable, accrued compensation and benefits, other accrued expenses, deferred employee benefits, deferred regulatory liabilities, and other deferred credits	1,587	1,444
Increase (decrease) in accrued interest and taxes	(7)	981
Net cash provided by operating activities	13,603	12,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $210 in 2025 and $827 in 2024	(22,182)	(20,867)
Acquisitions of water and wastewater systems	–	(52)
Net cash used in investing activities	(22,182)	(20,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	2,984	1,928
Repayments of customer advances	(247)	(262)
Proceeds of long-term debt issues	26,423	56,565
Debt issuance costs	–	(167)
Repayments of long-term debt	(13,692)	(45,377)
Changes in cash overdraft position	(1,393)	607
Issuance of common stock	812	824
Dividends paid	(6,308)	(6,040)
Net cash provided by financing activities	8,579	8,078

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,588	$2,744
Income taxes	470	300

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $5,016 in 2025 and $7,771 in 2024 for the construction of utility plant.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

2.  Accounts Receivable and Unbilled Revenue

Accounts receivable are summarized in the following table:

	As of	As of
	Jun. 30, 2025	Dec. 31, 2024	Change

Accounts receivable – customers	$8,725	$8,392	$333
Other receivables	369	467	(98)
	9,094	8,859	235
Less: allowance for doubtful accounts	(1,610)	(1,610)	–
Accounts receivable, net	$7,484	$7,249	$235

Unbilled revenue	$3,493	$3,604	$(111)

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

3.  Common Stock and Earnings Per Share

Net income of $5,052 and $4,993 for the three months ended June 30, 2025 and 2024, respectively, and $8,690 and $9,320 for the six months ended June 30, 2025 and 2024, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Weighted average common shares, basic	14,396,648	14,340,575	14,388,712	14,332,727
Effect of dilutive securities:
Employee stock-based compensation	–	257	–	214
Weighted average common shares, diluted	14,396,648	14,340,832	14,388,712	14,332,941

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or six months ended June 30, 2025 and 2024.  As of June 30, 2025, 618,004 shares remain authorized for repurchase.

4.  Debt

For the six months ended June 30, 2025, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, which is summarized in the table below.

	As of Jun. 30, 2025	As of Dec. 31, 2024

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 – 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	40,000
Committed Line of Credit, due September 2026	28,539	15,808
Total long-term debt	220,909	208,178
Less discount on issuance of long-term debt	(130)	(136)
Less unamortized debt issuance costs	(2,393)	(2,481)
Less current maturities	(330)	–
Long-term portion	$218,056	$205,561

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the daily simple Secured Overnight Financing Rate plus a spread adjustment of 11.448 basis points on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap averaged 0.54% and (0.04)% for the three months ended June 30, 2025 and 2024, respectively, and 0.53% and (0.04)% for the six months ended June 30, 2025 and 2024, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset or regulatory liability.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $16 and $(1) for the three months ended June 30, 2025 and 2024, respectively, and $32 and $(2) for the six months ended June 30, 2025 and 2024, respectively. The overall swap result was a (gain) loss of $55 and $(62) for the three months ended June 30, 2025 and 2024, respectively, and $169 and $(237) for the six months ended June 30, 2025 and 2024, respectively. The Company expects to reclassify $101 before tax from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On July 30, 2025, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of June 30, 2025.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2025, the Company would have been required to pay the counterparty approximately $535.

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

Description	June 30, 2025	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$525	$525

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of June 30, 2025.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2025.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $10 as of June 30, 2024.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2024 is shown in the table below.

Description	December 31, 2024	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$386	$386

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $220,909 at June 30, 2025, and $208,178 at December 31, 2024, had an estimated fair value of approximately $197,000 and $189,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at June 30, 2025 of $21,812 and $255, respectively.  At December 31, 2024, customers’ advances for construction and note receivable had carrying values of $20,546 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,018 and $1,961 through June 30, 2025 and December 31, 2024, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,100.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s revenues disaggregated by service and customer type.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Water utility service:
Residential	$10,626	$10,422	$20,876	$20,266
Commercial and industrial	5,214	5,109	10,150	9,765
Fire protection	1,214	1,123	2,404	2,204
Wastewater utility service:
Residential	1,614	1,502	3,196	2,976
Commercial and industrial	349	352	694	668
Billing and revenue collection services	17	122	43	252
Collection services	30	–	33	3
Other revenue	19	6	29	16
Total Revenue from Contracts with Customers	19,083	18,636	37,425	36,150
Rents from regulated property	116	114	230	228
Total Operating Revenue	$19,199	$18,750	$37,655	$36,378

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

9.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 30, 2025 and seeks an annual increase in water rates of $20,312, which would represent a 28.9% increase, and an annual increase in wastewater rates of $3,858, which would represent a 44.5% increase.  The request is currently under review by the PPUC and other interested parties.  Any rate increase approved by the PPUC will be effective no later than March 1, 2026.  There can be no assurance that the PPUC will grant the Company’s rate increase in the amount requested, if at all.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The Company’s earnings are currently below the regulatory benchmark, thus allowing the Company to collect DSIC.  The DSIC provided revenues of $531 and $34 for the three months ended June 30, 2025 and 2024, respectively, and $917 and $34 for the six months ended June 30, 2025 and 2024, respectively.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Service cost	$132	$158	$265	$317
Interest cost	496	465	991	928
Expected return on plan assets	(767)	(792)	(1,534)	(1,583)
Amortization of prior service cost	(3)	(3)	(6)	(6)
Rate-regulated adjustment	142	(106)	284	455
Net periodic pension cost	$–	$(278)	$–	$111

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2024 that it did not expect to contribute to its pension plans in 2025.  For the six months ended June 30, 2025, no contributions have been made.  The Company does not expect to contribute any amounts in the final two quarters of 2025.

11.  Stock-Based Compensation

The Company has a Long-Term Incentive Plan, or LTIP.  The LTIP was approved by the Company’s shareholders to provide the incentive of long-term stock-based awards to officers, directors, and key employees.  The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 10,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP will be administered by the Compensation and Human Capital Committee of the Board, or the full Board, provided that the full Board will administer the LTIP as it relates to awards to non-employee directors of the Company.  The LTIP was originally effective on July 1, 2016 (“2016 LTIP”), and was amended, restated, and renamed the 2025 LTIP effective on May 6, 2025 (“2025 LTIP”).  The Company filed a registration statement with the Securities and Exchange Commission on May 6, 2025 covering the offering of stock under the 2025 LTIP.  The registration statement added 150,000 shares to the unissued shares from the 2016 LTIP, which may be issued under the 2025 LTIP over ten years.

On November 25, 2024, the Board awarded stock to an officer effective January 1, 2025.  This stock award vested immediately.

On May 5, 2025, the Board awarded stock to non-employee directors effective May 5, 2025.  This stock award vested immediately.  On May 5, 2025, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective May 5, 2025.  The stock award vests ratably over three years beginning May 5, 2025.

The restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends, subject to vesting restrictions, and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period.  As a result, the awards are included in common shares outstanding on the balance sheet.  Restricted stock awards result in compensation expense valued at the fair market value of the stock on the date of the grant and are amortized ratably over the requisite service period.

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2025.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	8,117	$38.62
Granted	8,240	$34.36
Vested	(6,690)	$36.98
Forfeited	–	$–
Nonvested at end of the period	9,667	$36.12

For the three months ended June 30, 2025 and 2024, the statement of income includes $98 and $97 of stock-based compensation, respectively, and related recognized tax benefits of $26 and $27, respectively. For the six months ended June 30, 2025 and 2024, the statement of income includes $170 and $140 of stock-based compensation, respectively, and related recognized tax benefits of $46 and $39, respectively. Total stock-based compensation related to nonvested awards not yet recognized is $349 at June 30, 2025 which will be recognized over the remaining three year vesting period.

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

The Company’s effective tax rate was (7.8)% and 9.4% for the three months ended June 30, 2025 and 2024, respectively, and 1.2% and 10.8% for the six months ended June 30, 2025 and 2024, respectively.  The effective tax rate will vary depending on income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law.  The Company is currently reviewing the provisions of the OBBBA but does not expect the impact to be material as most of the provisions applicable to the Company from the Tax Cuts and Jobs Act of 2017 were not changed in the OBBBA and new provisions do not apply to the Company.

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

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns fifteen wells which are capable of providing a safe yield of approximately 923,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of June 30, 2025, the Company’s average daily availability was 41.1 million gallons, and average daily consumption was approximately 23.6 million gallons.  The Company’s service territory had an estimated population of 212,000 as of December 31, 2024.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2025 Compared
With Three Months Ended June 30, 2024

Net income for the second quarter of 2025 was $5,052, an increase of $59, or 1.2%, from net income of $4,993 for the same period of 2024.  The primary contributing factors to the increase were higher operating revenues and lower income taxes, which were partially offset by higher operating expenses, higher interest on debt, and lower allowance for funds used during construction.

Operating revenues for the second quarter of 2025 increased $449, or 2.4%, from $18,750 for the three months ended June 30, 2024 to $19,199 for the corresponding 2025 period.  The primary reason for the increase was growth in the customer base and increased revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $497.  The DSIC allows the Company to add a charge to customers’ water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The average number of water customers served in 2025 increased as compared to 2024 by 1,155 customers, from 72,304 to 73,459 customers.  The average number of wastewater customers served in 2025 increased as compared to 2024 by 518 customers, from 6,499 to 7,017 customers, primarily due to acquisitions.  Total per capita consumption for 2025 was approximately 2.8% lower than the same period of last year.

Operating expenses for the second quarter of 2025 increased $425, or 3.6%, from $11,688 for the second quarter of 2024 to $12,113 for the corresponding 2025 period.  The increase was primarily due to higher expenses of approximately $272 for insurance, $239 for depreciation and amortization, $155 for wages and benefits, and $114 for water treatment.  Other operating expenses increased by a net of $180.  The increase was partially offset by reduced expenses of $234 for distribution system maintenance, $198 for the provision for uncollectible accounts, and $103 for wastewater treatment.

Interest on debt for the second quarter of 2025 increased $338, or 15.5%, from $2,183 for the second quarter of 2024 to $2,521 for the corresponding 2025 period.  The increase was primarily due to higher interest rates.  The average debt outstanding under the line of credit was $25,762 for the second quarter of 2025 and $712 for the second quarter of 2024.  The weighted average interest rate on the line of credit was 5.49% for the quarter ended June 30, 2025 and 4.50% for the quarter ended June 30, 2024.

Allowance for funds used during construction decreased $156, from $347 in the second quarter of 2024 to $191 in the corresponding 2025 period due to a lower volume of eligible construction.

Other income (expenses), net for the second quarter of 2025 reflects increased expenses of $55 as compared to the same period of 2024.  The increase was primarily due to higher retirement expenses of approximately $52.  Other expenses increased by a net of $3.

Income tax expense for the second quarter of 2025 decreased $888 as compared to the same period of 2024 due to higher deductions for the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (7.8)% for the second quarter of 2025 and 9.4% for the second quarter of 2024.

Six Months Ended June 30, 2025 Compared
With Six Months Ended June 30, 2024

Net income for the first six months of 2025 was $8,690, a decrease of $630, or 6.8%, from net income of $9,320 for the same period of 2024.  The primary contributing factors to the decrease were higher operating expenses, higher interest on debt, and lower allowance for funds used during construction, which were partially offset by higher operating revenues and lower income taxes.

Operating revenues for the first six months of 2025 increased $1,277, or 3.5%, from $36,378 for the six months ended June 30, 2024 to $37,655 for the corresponding 2025 period.  The increase was primarily due to growth in the customer base and revenues from the DSIC of $883.  The average number of water customers served in 2025 increased as compared to 2024 by 1,196 customers, from 72,126 to 73,322 customers.  The average number of wastewater customers served in 2025 increased as compared to 2024 by 438 customers, from 6,427 to 6,865 customers, primarily due to acquisitions.  Total per capita consumption for 2025 was the same as last year.  For the remainder of the year, the Company expects revenues to show a modest increase due to the DSIC, higher summer demand, and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, weather patterns, and economic conditions could impact results.

Operating expenses for the first six months of 2025 increased $1,185, or 5.1%, from $23,101 for the first six months of 2024 to $24,286 for the corresponding 2025 period.  The increase was primarily due to higher expenses of approximately $720 for depreciation and amortization, $220 for wages and benefits, $190 for water treatment, $81 for insurance, and $81 for purchased power.  Other operating expenses increased by a net of $302.  The increase was partially offset by reduced expenses of $172 for the provision for uncollectible accounts, $128 for distribution system maintenance, and $109 for wastewater treatment.  For the remainder of the year, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Weather patterns could further increase operating expenses.

Interest on debt for the first six months of 2025 increased $634, or 14.7%, from $4,306 for the first six months of 2024 to $4,940 for the corresponding 2025 period.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates.  The average debt outstanding under the line of credit was $22,481 for the first six months of 2025 and $10,794 for the first six months of 2024.  The weighted average interest rate on the line of credit was 5.49% for the six months ended June 30, 2025 and 4.29% for the six months ended June 30, 2024.  Interest expense for the remainder of the year is expected to increase due to the increase in long-term debt outstanding.

Allowance for funds used during construction decreased $1,105, from $1,481 in the first six months of 2024 to $376 in the corresponding 2025 period due to a lower volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to remain consistent based on the projected amount of eligible construction being similar in the second half of the year to the first half of the year.

Other income (expenses), net for the first six months of 2025 reflects increased expenses of $60 as compared to the same period of 2024.  The increase was primarily due to higher retirement expenses of approximately $63, which were partially offset by higher earnings on life insurance policies of approximately $12.  Other expenses increased by a net of $9.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for the first six months of 2025 decreased $1,018 as compared to the same period of 2025 due to higher deductions for the IRS TPR.  The Company’s effective tax rate was 1.2% for the first six months of 2025 and 10.8% for the first six months of 2024.  The Company’s effective tax rate for the remainder of 2025 will be largely determined by the level of eligible asset improvements expensed for tax purposes under IRS TPR each period.  The Company expects the level to be lower in the remainder of the year than the first six months, increasing the effective tax rate.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

Effective July 1, 2025, the Company’s tariff included a DSIC on revenues of 3.90%.

Acquisitions and Growth

On June 13, 2025, the Company signed an agreement to purchase the wastewater collection and treatment assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first half of 2026 at which time the Company will add approximately 100 wastewater customers.

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

Capital Expenditures

For the three months ended June 30, 2025, the Company invested $22,182 in construction expenditures for main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2025 of approximately $23,800 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions, wastewater treatment plant construction, and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2025.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2025 and 2026, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of June 30, 2025, the Company borrowed $28,539 on its line of credit and incurred a cash overdraft on its cash management account of $1,035.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended June 30, 2025, slightly higher revenue levels as compared to the three months ended December 31, 2024, resulted in a slight increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2025, the Company generated $13,603 internally from operations as compared to the $12,841 it generated during the first six months of 2024.  The increase was primarily due to increased cash receipts from customers and the timing of payments to vendors partially offset by higher interest paid.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 51.5% as of June 30, 2025, compared with 52.6% as of December 31, 2024.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission, pursuant to which the Company may offer an aggregate remaining amount of up to $60,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of June 30, 2025, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $28,539 in borrowings under its line of credit as of June 30, 2025.  The interest rate on the line of credit borrowing as of June 30, 2025 was 5.49%.  The Company expects to extend the maturity for this line of credit into 2027 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet anticipated financing needs throughout 2025 and 2026.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 48.5% as of June 30, 2025, compared with 47.4% as of December 31, 2024.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law.  The Company is currently reviewing the provisions of the OBBBA but does not expect the impact to be material as most of the provisions applicable to the Company from the Tax Cuts and Jobs Act of 2017 were not changed in the OBBBA and new provisions do not apply to the Company.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2025.

Credit Rating
On July 30, 2025, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,018 and $1,961 through June 30, 2025 and December 31, 2024, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,100.  This estimate is subject to adjustment as more facts become available.

Drought

On June 9, 2025, Pennsylvania state officials returned Adams, York, and Lancaster Counties to normal status and on July 2, 2025, Pennsylvania state officials returned Franklin County to normal status.  Measures taken during a drought could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2025.

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

During the quarter ended June 30, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: August 12, 2025	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: August 12, 2025	Matthew E. Poff Principal Financial and Accounting Officer