Form 10-Q
period 2025-09-30
YORK WATER CO
filed 2025-11-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	14,434,680 Shares outstanding as of November 6, 2025

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2025	Dec. 31, 2024
ASSETS
UTILITY PLANT, at original cost	$701,167	$664,927
Plant acquisition adjustments	(9,781)	(9,838)
Accumulated depreciation	(132,006)	(124,082)
Net utility plant	559,380	531,007

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $564 in 2025 and $536 in 2024	1,509	1,534

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $1,610 in 2025 and $1,610 in 2024	7,536	7,249
Unbilled revenues	3,744	3,604
Recoverable income taxes	1,053	587
Materials and supplies inventories, at cost	3,118	3,413
Prepaid expenses	2,207	1,597
Total current assets	17,659	16,451

OTHER LONG-TERM ASSETS:
Prepaid pension cost	25,436	25,009
Note receivable	255	255
Deferred regulatory assets	57,442	54,061
Other assets	5,383	5,156
Total other long-term assets	88,516	84,481

Total Assets	$667,064	$633,473

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2025	Dec. 31, 2024
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,433,475 shares in 2025 and 14,386,282 shares in 2024	$139,502	$138,089
Retained earnings	98,519	93,103
Total common stockholders’ equity	238,021	231,192

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	226,993	205,561

COMMITMENTS	–	–

CURRENT LIABILITIES:
Current portion of long-term debt	330	–
Accounts payable	7,475	9,525
Dividends payable	2,911	2,892
Accrued compensation and benefits	1,909	1,806
Accrued interest	1,320	2,490
Deferred regulatory liabilities	840	864
Other accrued expenses	524	712
Total current liabilities	15,309	18,289

DEFERRED CREDITS:
Customers’ advances for construction	22,507	20,546
Deferred income taxes	65,927	61,157
Deferred employee benefits	3,545	3,526
Deferred regulatory liabilities	43,912	43,947
Other deferred credits	510	386
Total deferred credits	136,401	129,562

Contributions in aid of construction	50,340	48,869

Total Stockholders’ Equity and Liabilities	$667,064	$633,473

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

OPERATING REVENUES:	$20,361	$19,715	$58,016	$56,093

OPERATING EXPENSES:
Operation and maintenance	5,364	4,961	15,398	14,635
Administrative and general	3,070	3,013	9,331	9,244
Depreciation and amortization	3,568	3,297	10,638	9,647
Taxes other than income taxes	445	389	1,366	1,235
	12,447	11,660	36,733	34,761

Operating income	7,914	8,055	21,283	21,332

OTHER INCOME (EXPENSES):
Interest on debt	(2,615)	(2,243)	(7,555)	(6,549)
Allowance for funds used during construction	218	301	594	1,782
Other pension costs	133	159	398	365
Other income (expenses), net	(32)	(51)	(307)	(266)
	(2,296)	(1,834)	(6,870)	(4,668)

Income before income taxes	5,618	6,221	14,413	16,664

Income tax expense (benefit)	(583)	358	(478)	1,481

Net Income	$6,201	$5,863	$14,891	$15,183

Basic Earnings Per Share	$0.43	$0.41	$1.03	$1.06

Diluted Earnings Per Share	$0.43	$0.41	$1.03	$1.06

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2025	14,420,319	$139,071	$95,480	$234,551
Net income	–	–	6,201	6,201
Cash dividends declared, $0.2192 per share	–	–	(3,162)	(3,162)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	13,168	390	–	390
Stock-based compensation	(12)	41	–	41
Balance, September 30, 2025	14,433,475	$139,502	$98,519	$238,021

Balance, December 31, 2024	14,386,282	$138,089	$93,103	$231,192
Net income	–	–	14,891	14,891
Cash dividends declared, $0.6576 per share	–	–	(9,475)	(9,475)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	38,965	1,202	–	1,202
Stock-based compensation	8,228	211	–	211
Balance, September 30, 2025	14,433,475	$139,502	$98,519	$238,021

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, June 30, 2024	14,361,225	$137,138	$88,277	$225,415
Net income	–	–	5,863	5,863
Cash dividends declared, $0.2108 per share	–	–	(3,028)	(3,028)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	10,704	390	–	390
Stock-based compensation	–	48	–	48
Balance, September 30, 2024	14,371,929	$137,576	$91,112	$228,688

Balance, December 31, 2023	14,332,245	$136,174	$85,004	$221,178
Net income	–	–	15,183	15,183
Cash dividends declared, $0.6324 per share	–	–	(9,075)	(9,075)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	34,327	1,214	–	1,214
Stock-based compensation	5,357	188	–	188
Balance, September 30, 2024	14,371,929	$137,576	$91,112	$228,688

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,891	$15,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,638	9,647
Stock-based compensation	211	188
Increase (decrease) in deferred income taxes	(482)	124
Other	344	111
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(893)	(638)
(Increase) decrease in recoverable income taxes	(466)	332
Increase in materials and supplies inventories, prepaid expenses, prepaid pension cost, deferred regulatory and other assets	(6,471)	(7,662)
Increase in accounts payable, accrued compensation and benefits, other accrued expenses, deferred employee benefits, deferred regulatory liabilities, and other deferred credits	4,830	3,185
Increase (decrease) in accrued interest and taxes	(1,170)	(79)
Net cash provided by operating activities	21,432	20,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $332 in 2025 and $996 in 2024	(37,102)	(32,993)
Acquisitions of water and wastewater systems	–	(264)
Net cash used in investing activities	(37,102)	(33,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	4,006	3,042
Repayments of customer advances	(574)	(452)
Proceeds of long-term debt issues	43,712	71,764
Debt issuance costs	–	(167)
Repayments of long-term debt	(22,090)	(53,305)
Changes in cash overdraft position	(1,130)	(181)
Issuance of common stock	1,202	1,214
Dividends paid	(9,456)	(9,049)
Net cash provided by financing activities	15,670	12,866

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,202	$5,924
Income taxes	470	629

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $3,089 in 2025 and $7,334 in 2024 for the construction of utility plant.
Contributions in aid of construction in 2024 includes $63 recorded as part of the MESCO, Inc. acquisition.

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

2.  Accounts Receivable and Unbilled Revenue

Accounts receivable are summarized in the following table:

	As of	As of
	Sep. 30, 2025	Dec. 31, 2024	Change

Accounts receivable – customers	$8,737	$8,392	$345
Other receivables	409	467	(58)
	9,146	8,859	287
Less: allowance for doubtful accounts	(1,610)	(1,610)	–
Accounts receivable, net	$7,536	$7,249	$287

Unbilled revenue	$3,744	$3,604	$140

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

3.  Common Stock and Earnings Per Share

Net income of $6,201 and $5,863 for the three months ended September 30, 2025 and 2024, respectively, and $14,891 and $15,183 for the nine months ended September 30, 2025 and 2024, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Weighted average common shares, basic	14,412,114	14,354,021	14,396,599	14,339,876
Effect of dilutive securities:
Employee stock-based compensation	38	821	55	211
Weighted average common shares, diluted	14,412,152	14,354,842	14,396,654	14,340,087

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or nine months ended September 30, 2025 and 2024.  As of September 30, 2025, 618,004 shares remain authorized for repurchase.

4.  Debt

	As of Sep. 30, 2025	As of Dec. 31, 2024

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 – 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	40,000
Committed Line of Credit, due September 2027	37,430	15,808
Total long-term debt	229,800	208,178
Less discount on issuance of long-term debt	(127)	(136)
Less unamortized debt issuance costs	(2,350)	(2,481)
Less current maturities	(330)	–
Long-term portion	$226,993	$205,561

In the third quarter of 2025, the Company renewed its committed line of credit and extended the maturity date to September 2027.  No other terms or conditions of the line of credit agreement were modified.

5.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the daily simple Secured Overnight Financing Rate plus a spread adjustment of 11.448 basis points on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap averaged 0.54% and (0.03)% for the three months ended September 30, 2025 and 2024, respectively, and 0.53% and (0.04)% for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset or regulatory liability.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $16 and $(1) for the three months ended September 30, 2025 and 2024, respectively, and $48 and $(3) for the nine months ended September 30, 2025 and 2024, respectively. The overall swap result was a loss of $1 and $252 for the three months ended September 30, 2025 and 2024, respectively, and $170 and $15 for the nine months ended September 30, 2025 and 2024, respectively. The Company expects to reclassify $116 before tax from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On July 30, 2025, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of September 30, 2025.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2025, the Company would have been required to pay the counterparty approximately $519.

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

Description	September 30, 2025	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$510	$510

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of September 30, 2025.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2025.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $9 as of September 30, 2025.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2024 is shown in the table below.

Description	December 31, 2024	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$386	$386

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $229,800 at September 30, 2025, and $208,178 at December 31, 2024, had an estimated fair value of approximately $207,000 and $189,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at September 30, 2025 of $22,507 and $255, respectively.  At December 31, 2024, customers’ advances for construction and note receivable had carrying values of $20,546 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

7.  Commitments

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,058 and $1,961 through September 30, 2025 and December 31, 2024, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,100.  This estimate is subject to adjustment as more facts become available.

8.  Revenue

The following table shows the Company’s operating revenues disaggregated by service and customer type.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Water utility service:
Residential	$11,343	$10,887	$32,219	$31,153
Commercial and industrial	5,592	5,527	15,742	15,292
Fire protection	1,240	1,156	3,644	3,360
Wastewater utility service:
Residential	1,695	1,578	4,891	4,554
Commercial and industrial	334	301	1,028	969
Billing and revenue collection services	18	121	61	373
Collection services	9	25	42	28
Other revenue	15	6	44	22
Total Revenue from Contracts with Customers	20,246	19,601	57,671	55,751
Rents from regulated property	115	114	345	342
Total Operating Revenue	$20,361	$19,715	$58,016	$56,093

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The Company’s earnings are currently below the regulatory benchmark, thus allowing the Company to collect DSIC.  The DSIC provided revenues of $673 and $131 for the three months ended September 30, 2025 and 2024, respectively, and $1,590 and $165 for the nine months ended September 30, 2025 and 2024, respectively.

10.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Service cost	$133	$159	$398	$476
Interest cost	495	464	1,486	1,392
Expected return on plan assets	(767)	(791)	(2,301)	(2,374)
Amortization of prior service cost	(4)	(4)	(10)	(10)
Rate-regulated adjustment	143	172	427	627
Net periodic pension cost	$–	$–	$–	$111

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2024 that it did not expect to contribute to its pension plans in 2025.  For the nine months ended September 30, 2025, no contributions have been made.  The Company does not expect to contribute any amounts in the final quarter of 2025.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2025.

	Number of Shares	Grant Date Weighted Average Fair Value

Nonvested at beginning of the period	8,117	$38.62
Granted	8,240	$34.36
Vested	(6,692)	$36.98
Forfeited	(12)	$42.22
Nonvested at end of the period	9,653	$36.11

For the three months ended September 30, 2025 and 2024, the statement of income includes $41 and $48 of stock-based compensation, respectively, and related recognized tax benefits of $12 and $13, respectively. For the nine months ended September 30, 2025 and 2024, the statement of income includes $211 and $188 of stock-based compensation, respectively, and related recognized tax benefits of $58 and $52, respectively. Total stock-based compensation related to nonvested awards not yet recognized is $349 at September 30, 2025, which will be recognized over the remaining three-year vesting period.

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

The Company’s effective tax rate was (10.4)% and 5.8% for the three months ended September 30, 2025 and 2024, respectively, and (3.3)% and 8.9% for the nine months ended September 30, 2025 and 2024, respectively.  The lower effective tax rates are primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns fifteen wells which are capable of providing a safe yield of approximately 923,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of September 30, 2025, the Company’s average daily availability was 41.1 million gallons, and average daily consumption was approximately 24.1 million gallons.  The Company’s service territory had an estimated population of 212,000 as of December 31, 2024.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2025 Compared
With Three Months Ended September 30, 2024

Net income for the third quarter of 2025 was $6,201, an increase of $338 or 5.8%, from net income of $5,863 for the same period of 2024.  The primary contributing factors to the increase were higher operating revenues and lower income taxes, which were partially offset by higher operating expenses, higher interest on debt, and a lower allowance for funds used during construction.

Operating revenues for the third quarter of 2025 increased $646, or 3.3%, from $19,715 for the three months ended September 30, 2024 to $20,361 for the corresponding 2025 period.  The primary reason for the increase was growth in the customer base and increased revenues from the distribution system improvement charge, or DSIC, allowed by the PPUC of $673.  The DSIC allows the Company to add a charge to customers’ water bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  The average number of water customers served in 2025 increased as compared to 2024 by 1,101 customers, from 72,583 to 73,684 customers.  The average number of wastewater customers served in 2025 increased as compared to 2024 by 530 customers, from 6,585 to 7,115 customers, primarily due to acquisitions.  Total per capita consumption for 2025 was approximately 3.2% lower than the same period of last year.

Operating expenses for the third quarter of 2025 increased $787, or 6.7%, from $11,660 for the third quarter of 2024 to $12,447 for the corresponding 2025 period.  The increase was primarily due to higher expenses of approximately $351 for distribution system maintenance, $271 for depreciation and amortization, and $257 for wages and benefits.  Other operating expenses increased by a net of $113.  The increase was partially offset by reduced expenses of $120 for the provision for uncollectible accounts and $85 for water treatment.

Interest on debt for the third quarter of 2025 increased $372, or 16.6%, from $2,243 for the third quarter of 2024 to $2,615 for the corresponding 2025 period.  The increase was primarily due to an increase in long-term debt outstanding.  The average debt outstanding under the line of credit was $33,331 for the third quarter of 2025 and $6,201 for the third quarter of 2024.  The weighted average interest rate on the line of credit was 5.49% for the quarter ended September 30, 2025 and 6.47% for the quarter ended September 30, 2024.

Allowance for funds used during construction decreased $83, from $301 in the third quarter of 2024 to $218 in the corresponding 2025 period due to a lower volume of eligible construction.

Other income (expenses), net for the third quarter of 2025 reflects decreased expenses of $19 as compared to the same period of 2024.  The decrease was primarily due to a net decrease in other expenses of $22 and higher earnings on life insurance policies of approximately $10, which were partially offset by higher retirement expenses of approximately $13.

Income tax expense for the third quarter of 2025 decreased $941 as compared to the same period of 2024 due to higher deductions for the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (10.4)% for the third quarter of 2025 and 5.8% for the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared
With Nine Months Ended September 30, 2024

Net income for the first nine months of 2025 was $14,891, a decrease of $292, or 1.9%, from net income of $15,183 for the same period of 2024.  The primary contributing factors to the decrease were higher operating expenses, a lower allowance for funds used during construction, and higher interest on debt, which were partially offset by higher operating revenues and lower income taxes.

Operating revenues for the first nine months of 2025 increased $1,923, or 3.4%, from $56,093 for the nine months ended September 30, 2024 to $58,016 for the corresponding 2025 period.  The increase was primarily due to growth in the customer base and revenues from the DSIC of $1,590.  The average number of water customers served in 2025 increased as compared to 2024 by 1,165 customers, from 72,278 to 73,443 customers.  The average number of wastewater customers served in 2025 increased as compared to 2024 by 469 customers, from 6,479 to 6,948 customers, primarily due to acquisitions.  Total per capita consumption for 2025 was approximately 1.1% lower than the same period last year .  For the remainder of the year, the Company expects revenues to show a modest increase due to the DSIC and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, weather patterns, and economic conditions could impact results.

Operating expenses for the first nine months of 2025 increased $1,972, or 5.7%, from $34,761 for the first nine months of 2024 to $36,733 for the corresponding 2025 period.  The increase was primarily due to higher expenses of approximately $991 for depreciation and amortization, $477 for wages and benefits, $223 for distribution system maintenance, $114 for technology upgrades, $106 for purchased power, $105 for water treatment, and $62 for insurance.  Other operating expenses increased by a net of $273.  The increase was partially offset by reduced expenses of $292 for the provision for uncollectible accounts and $87 for wastewater treatment.  For the remainder of the year, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Weather patterns could further increase operating expenses.

Interest on debt for the first nine months of 2025 increased $1,006, or 15.4%, from $6,549 for the first nine months of 2024 to $7,555 for the corresponding 2025 period.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates.  The average debt outstanding under the line of credit was $26,137 for the first nine months of 2025 and $9,252 for the first nine months of 2024.  The weighted average interest rate on the line of credit was 5.49% for the nine months ended September 30, 2025 and 5.02% for the nine months ended September 30, 2024.  Interest expense for the remainder of the year is expected to increase due to the increase in long-term debt outstanding.

Allowance for funds used during construction decreased $1,118, from $1,782 in the first nine months of 2024 to $594 in the corresponding 2025 period due to a lower volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to remain consistent based on the projected amount of eligible construction.

Other income (expenses), net for the first nine months of 2025 reflects increased expenses of $41 as compared to the same period of 2024.  The increase was primarily due to higher retirement expenses of approximately $76, which were partially offset by higher earnings on life insurance policies of approximately $22.  Other expenses increased by a net of $13.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for the first nine months of 2025 decreased $1,959 as compared to the same period of 2025 due to higher deductions for the IRS TPR.  The Company’s effective tax rate was (3.3)% for the first nine months of 2025 and 8.9% for the first nine months of 2024.  The Company’s effective tax rate for the remainder of 2025 will be largely determined by the level of eligible asset improvements expensed for tax purposes under IRS TPR each period.  The Company expects the level to be lower in the remainder of the year than the first nine months, increasing the effective tax rate.

Rate Matters

See Note 9 to the financial statements included herein for a discussion of rate matters.

Effective October 1, 2025, the Company’s tariff included a DSIC on revenues of 4.89%.

Acquisitions and Growth

On June 13, 2025, the Company signed an agreement to purchase the wastewater collection and treatment assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second quarter of 2026 at which time the Company will add approximately 100 wastewater customers.

On January 24, 2025, the Company signed an agreement to purchase the water assets of Eagle View Manufactured Housing Community in Berwick Township, Adams County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second quarter of 2026 at which time the Company will add approximately 140 water customers.

On June 27, 2024, the Company signed an agreement to purchase the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second quarter of 2026 at which time the Company will add approximately 280 wastewater customers.

On February 7, 2024, the Company signed an agreement to purchase the wastewater collection assets of Margaretta Mobile Home Park in Lower Windsor Township, York County, Pennsylvania. Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities. Closing is expected in the fourth quarter of 2026 at which time the Company will add approximately 65 wastewater customers.

In total, these acquisitions are expected to be immaterial to Company results.  The Company is also pursuing other bulk water contracts and acquisitions in and around its service territory to help offset any potential declines in per capita water consumption and to grow its business.

Capital Expenditures

For the nine months ended September 30, 2025, the Company invested $37,102 in construction expenditures for main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2025 of approximately $10,000 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2025.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2025 and 2026, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of September 30, 2025, the Company borrowed $37,430 on its line of credit and incurred a cash overdraft on its cash management account of $1,298.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended September 30, 2025, slightly higher revenue levels as compared to the three months ended December 31, 2024, resulted in a slight increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2025, the Company generated $21,432 internally from operations as compared to the $20,391 it generated during the first nine months of 2024.  The increase was primarily due to increased cash receipts from customers and the timing of payments to vendors partially offset by higher interest paid.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 50.9% as of September 30, 2025, compared with 52.6% as of December 31, 2024.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission, pursuant to which the Company may offer an aggregate remaining amount of up to $60,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of September 30, 2025, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $37,430 in borrowings under its line of credit as of September 30, 2025.  The interest rate on the line of credit borrowing as of September 30, 2025 was 5.45%.  In the third quarter of 2025, the Company renewed its committed line of credit and extended the maturity date to September 2027.  No other terms or conditions of the line of credit agreement were modified.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 49.1% as of September 30, 2025, compared with 47.4% as of December 31, 2024.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2025.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,058 and $1,961 through September 30, 2025 and December 31, 2024, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,100.  This estimate is subject to adjustment as more facts become available.

Drought

On June 9, 2025, Pennsylvania state officials returned Adams, York, and Lancaster Counties to normal status and on July 2, 2025, Pennsylvania state officials returned Franklin County to normal status.

On October 10, 2025, Pennsylvania state officials declared a drought watch for 29 counties in Pennsylvania, including Franklin County.  The watch calls for a voluntary reduction in nonessential water use of 5 to 10 percent.  The watch conditions could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2025.

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

During the quarter ended September 30, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: November 6, 2025	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: November 6, 2025	Matthew E. Poff Principal Financial and Accounting Officer