Form 10-K
period 2025-12-31
YORK WATER CO
filed 2026-03-03
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
☐ Yes ⌧ No

The aggregate market value of the Common Stock, no par value, held by nonaffiliates of the registrant on June 30, 2025 was $455,682,094.

As of March 2, 2026, there were 14,448,548 shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III.

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

The forward-looking statements in this Annual Report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates will happen and caution should be exercised against placing undue reliance upon such statements, which are based only on information currently available to the Company and speak only as of the date hereof.  The Company does not intend to make a public announcement when forward-looking statements in this Annual Report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather or climate, including drought conditions or extended periods of heavy precipitation;
•	natural disasters, including pandemics and the effectiveness of the Company’s pandemic plans;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company’s service territory;
•	construction of new housing within the Company’s service territory and increases in population;
•	changes in government policies or regulations, including the tax code, and the impact of government shutdowns;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates;
•	loss of customers;
•	changes in, or unanticipated, capital requirements, including requirements relating to compliance with increasing environmental and safety regulations;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock; and
•	the ability to obtain financing.

THE YORK WATER COMPANY

PART I

Item 1.	Business.

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States and is duly organized under the laws of the Commonwealth of Pennsylvania.  The Company has operated continuously since 1816.  The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and twelve wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 58 municipalities within four counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns fifteen wells which are capable of providing a safe yield of approximately 923,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of December 31, 2025, the Company’s average daily availability was 41.1 million gallons, and average daily consumption was approximately 23.7 million gallons.  The Company’s service territory had an estimated population of 214,000 as of December 31, 2025.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

The Company has agreements with several municipalities to provide billing and collection services.  The Company continues to review and consider opportunities to expand this initiative to further diversify the business.

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

The Company engaged a professional engineer to analyze the spillway capacities at the Lake Williams and Lake Redman dams and validate the DEP’s recommended flood design for the dams.  Management presented the results of the study to the DEP in December 2004, and DEP then requested that the Company submit a proposed schedule for the actions to address the spillway capacities.  Thereafter, the Company retained an engineering firm to prepare preliminary designs for increasing the spillway capacities to pass the PMF through armoring the dams with roller compacted concrete.  Management met with the DEP on a regular basis to review the preliminary design and discuss scheduling, permitting, and construction requirements including their concern regarding the stability of the Lake Williams spillway in light of current design standards.  The Company completed the final design and the permitting process to armor the dam and replace the spillway of the Lake Williams dam and began construction in 2022.  The Company completed the dam armoring and spillway replacement in 2023 at a total cost of approximately $40 million.  Additional capital expenditures were incurred in 2024 and 2025 and are expected to be completed in 2026 for sitework around the dam and reservoir.  The Lake Redman dam will be reassessed following the completion of the work on the Lake Williams dam.

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

The growth in the number of customers is due primarily to the acquisition of water and wastewater systems and organic growth. During the year ended December 31, 2025, the Company increased its number of customers from 79,771 to 81,292.  See “Management’s Discussion and Analysis – Acquisitions and Growth” for a discussion of the Company’s recent acquisitions.

The Company continues to grow its water distribution and wastewater collection systems to provide reliable service to its expanding franchised service territory and the increasing population within that territory.  During the year ended December 31, 2025, the Company installed additional water distribution mains resulting in 1,105 miles of water mains as of December 31, 2025.

The Company’s growth in revenues is primarily a result of customer growth and increases in water and wastewater rates.  During the year ended December 31, 2025, the Company recognized revenue of $77,488, an increase of $2,529, or 3.4%, as compared to $74,959 during the year ended December 31, 2024.  In 2025, operating revenue was derived from the following sources and in the following percentages: residential, 64%; commercial and industrial, 29%; and other, 7%, which is primarily from the provision for fire service but includes other water and wastewater service-related income.  See “Management’s Discussion and Analysis – Rate Matters” for a discussion of the Company’s rate case management.

Information about Our Executive Officers

The Company presently has 129 employees including the officers detailed in the information set forth under the caption “Executive Officers of the Company” of the 2026 Proxy Statement incorporated herein by reference.

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

As of December 31, 2025, the Company’s present average daily availability was 41.1 million gallons, and daily consumption was approximately 23.7 million gallons.

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

Based on a total average daily consumption in 2025 of approximately 23.7 million gallons, the Company believes the water pumping and filtering facilities are adequate to meet present and anticipated demands.

The Company has twelve wastewater treatment facilities located in four counties within south-central Pennsylvania.  The wastewater treatment plants consist of one pond and lagoon treatment facility with spray fields for ground application and in excess of 5 million gallon storage capacity, and the other plants range from small extended aeration package plants to three larger facilities that utilize Biological Nutrient Removal/tertiary treatment technology.  In total the plants have a combined permitted flow capacity of 1,352,500 gallons.  With a projected maximum daily demand of 519,734 gallons, the plants’ flow paths offer both capacity and operational redundancy for maintenance, high flow events, and potential growth.

Distribution and Collection

The water distribution systems of the Company have approximately 1,105 miles of water main lines which range in diameter from 2 inches to 36 inches.  The distribution systems include booster stations and standpipes and reservoirs capable of storing approximately 58.7 million gallons of potable water.  All booster stations are equipped with at least two pumps for protection in case of mechanical failure.  Following a deliberate study of customer demand and pumping capacity, the Company installed standby generators at all critical booster stations to provide an alternate energy source or emergency power in the event of an electric utility interruption.

The wastewater collection systems of the Company have approximately 117 miles of gravity collection mains and pressure force mains along with redundant sewage pumping stations.

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

Shareholders of record (excluding individual participants in securities positions listings) as of December 31, 2025 numbered approximately 1,693.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report.

Purchases of Equity Securities by the Company

The Company did not repurchase any of its securities during the fourth quarter of 2025.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All dollar amounts are stated in thousands of dollars.)

Overview

The York Water Company (the “Company”) is the oldest investor-owned water utility in the United States, operated continuously since 1816. The Company also owns and operates three wastewater collection systems and twelve wastewater collection and treatment systems.  The Company is a purely regulated water and wastewater utility.  Profitability is largely dependent on water revenues.  Due to the size of the Company and the limited geographic diversity of its service territory, weather conditions, particularly precipitation, economic, and market conditions can have an adverse effect on revenues.  The Company experienced increased revenues in 2025 compared to 2024 primarily due to an increase in the number of customers and higher revenues from the distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.

The Company’s business does not require large amounts of working capital and is not dependent on any single customer or a very few customers for a material portion of its business.  In 2025, operating revenue was derived from the following sources and in the following percentages: residential, 64%; commercial and industrial, 29%; and other, 7%, which is primarily from the provision for fire service, but includes other water and wastewater service-related income.  The diverse customer mix helps to reduce volatility in consumption.

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

The Company has agreements with several municipalities to provide billing and collection services.  The Company continues to review and consider opportunities to expand this initiative to further diversify the business.

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

The Company’s performance in 2025 was strong under the above measures.  Operating revenues increased in 2025 compared to 2024 primarily due to an increase in the number of customers and higher revenues from the DSIC.  The increase in operating expenses offset the increase in operating revenues.  The Company incurred higher interest expense and lower allowance for funds used during construction.  The Company did benefit from a lower income taxes and a gain on life insurance.  The overall effect was a decrease in net income in 2025 over 2024 of 1.3% and a return on year end common equity of 8.3%.  The return on year end common equity was lower than the 2024 result and the five year historical average return on year end common equity of 10.3%.  The Company’s recently implemented rate increase should increase its opportunity to earn a higher return on year end common equity in the future.

The efficiency ratio, which is calculated as net income divided by revenues, is used by management to evaluate its ability to control expenses.  Over the five previous years, the Company’s ratio averaged 31.0%.  In 2025, the ratio was lower than the average at 25.9% due primarily to the increase in operating expenses, higher interest expense, and lower allowance for funds used during construction.  Management is confident that its ratio will compare favorably to that of its peers.  Management continues to look for ways to decrease expenses and increase efficiency as well as to file for rate increases promptly when needed.

2025 Compared with 2024

Net income for 2025 was $20,058, a decrease of $267, or 1.3%, from net income of $20,325 for 2024.  The primary contributing factors to the decrease were higher operating expenses, higher interest on debt, and a lower allowance for funds used during construction, which were partially offset by higher operating revenues, lower income taxes, and a gain on life insurance.

Operating revenues for 2025 increased $2,529, or 3.4%, from $74,959 for 2024 to $77,488 for 2025.  The increase was primarily due to growth in the customer base and revenues from the DSIC of $1,986.  The average number of water customers served in 2025 increased as compared to 2024 by 1,165 customers, from 72,415 to 73,580 customers.  The average number of wastewater customers served in 2025 increased as compared to 2024 by 490 customers, from 6,521 to 7,011 customers, primarily due to acquisitions.  Total per capita consumption for 2025 was approximately 1.6% lower than 2024.  The Company expects revenues for 2026 to increase due to an increase in rates effective March 1, 2026, and the continued increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, weather patterns, and economic conditions could impact results.

Operating expenses for 2025 increased $2,865, or 6.1%, from $46,918 for 2024 to $49,783 for 2025.  The increase was primarily due to higher expenses of approximately $1,279 for depreciation and amortization, $931 for wages and benefits, $424 for distribution system maintenance, $161 for technology upgrades, $93 for reduced capitalized overhead, $89 for water treatment, and $59 for purchased power.  Other operating expenses increased by a net of $358.  The increase was partially offset by reduced expenses of $339 for the provision for uncollectible accounts, $118 for outside services, and $72 for wastewater treatment.  In 2026, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution and collection systems, continue to rise.  Weather patterns could further increase operating expenses.

Interest on debt for 2025 increased $1,358, or 15.3%, from $8,904 for 2024 to $10,262 for 2025.  The increase was primarily due to an increase in long-term debt outstanding and higher interest rates.  The average debt outstanding under the line of credit and short-term borrowings was $29,857 for 2025 and $10,087 for 2024.  The weighted average interest rate on the line of credit and short-term borrowings was 5.41% during 2025 and 5.23% during 2024.  Interest expense for 2026 is expected to increase due to an increase in long-term debt outstanding.  A potential equity offering to pay down the line of credit and short-term borrowings may offset the expected increase.

Allowance for funds used during construction decreased $1,232, from $2,052 in 2024 to $820 in 2025 due to a lower volume of eligible construction.  Allowance for funds used during construction in 2026 is expected to remain consistent based on the projected amount of eligible construction.

A non-recurring gain on life insurance of $831 was recorded in 2025 as a result of death benefits from life insurance policies.  No similar gains are anticipated in 2026.

Other income (expenses), net for 2025 reflects increased expenses of $344 as compared to 2024.  The increase was primarily due to higher retirement expenses of approximately $310 and higher charitable contributions of $114.  Other expenses decreased by a net of $80.  In 2026, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for 2025 decreased $2,166 as compared to 2024 due to higher deductions for the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (4.2)% for 2025 and 6.2% for 2024.  The Company’s effective tax rate for 2026 will be largely determined by the level of eligible asset improvements expensed for tax purposes under IRS TPR.  The Company expects the level to be lower in 2026, increasing the effective tax rate as compared to 2025.

Rate Matters

See Note 10 to the Company’s financial statements included herein for a discussion of its rate matters.

Effective January 1, 2026, the Company’s tariff included a DSIC on revenues of 4.89%.  The DSIC reset to zero when new rates took effect on March 1, 2026.

Acquisitions and Growth

See Note 2 to the Company’s financial statements included herein for a discussion of completed acquisitions included in financial results.

On December 23, 2025, the Company signed an agreement to purchase the water assets of Lenwood Management, LLC in Southampton Township, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the fourth quarter of 2026 at which time the Company will add approximately 90 water customers.

On December 11, 2025, the Company signed an agreement to purchase the water assets of Mt. Rock Manor Management, LLC in Southampton Township, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the fourth quarter of 2026 at which time the Company will add approximately 140 water customers.

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

Capital Expenditures

During 2025, the Company invested $48,725 in construction expenditures for main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company replaced approximately 54,100 feet of water main and 1,800 feet of wastewater main in 2025.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.  See Notes 1, 4 and 5 to the Company’s financial statements included herein.

The Company anticipates construction and acquisition expenditures for 2026 and 2027 of approximately $48,000 in each year, exclusive of any acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated 2026 and 2027 expenditures will be for additional main extensions, an upgrade to the enterprise software system, water treatment plant construction, water tank replacement, wastewater treatment plant construction, and various replacements of infrastructure.  The Company intends to use primarily internally-generated funds for its anticipated 2026 and 2027 construction and fund the remainder through line of credit borrowings, potential debt and equity offerings, proceeds from its stock purchase plans and customer advances and contributions (see Note 1 to the Company’s financial statements included herein).  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements in 2026 and 2027.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2026 and 2027, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of December 31, 2025, the Company borrowed $32,290 under its line of credit and incurred a cash overdraft on its cash management account of $1,836, which was recorded in accounts payable.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In 2025, higher revenue levels as compared to 2024 resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations, customers’ water usage, weather conditions, customer growth and controlled expenses.  In 2025, the Company generated $29,860 internally as compared to $30,559 in 2024.  The decrease from 2024 was primarily due to higher interest paid partially offset by increased cash receipts from customers and the timing of payments to vendors.

Common Stock
Common stockholders’ equity as a percent of the total capitalization was 51.7% as of December 31, 2025, compared with 52.6% as of December 31, 2024.  The ratio decreased in 2025 due to higher debt primarily from capital expenditures.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission, pursuant to which the Company may offer an aggregate remaining amount of up to $60,000 of its common stock or debt securities subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its lines of credit before refinancing with long-term debt or equity capital.  As of December 31, 2025, the Company maintained a $50,000, unsecured, committed line of credit at an interest rate of the Secured Overnight Financing Rate, or SOFR, plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $32,290 in outstanding borrowings under its line of credit as of December 31, 2025.  The interest rate on line of credit borrowings as of December 31, 2025 was 5.04%.  In the third quarter of 2025, the Company renewed its committed line of credit and extended the maturity date to September 2027.  No other terms or conditions of the line of credit agreement were modified.  The Company expects to renew this line of credit as it matures under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity, when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet financing needs throughout 2026.

Term Loan
In December 2025, the Company entered into a $10,000 unsecured, committed term loan agreement.  Interest is payable monthly at an interest rate of SOFR plus 1.35% as established on the first day of each calendar month.  The principal balance can be repaid in whole or part at any time without premium.  The term loan matures in December 2026.  The interest rate on the term loan was 5.18% as of December 31, 2025.  The Company expects to secure permanent financing in 2026 to repay this term loan.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the Company’s financial statements included herein for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 48.3% as of December 31, 2025, compared with 47.4% as of December 31, 2024.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.  See Note 6 to the Company’s financial statements included herein for the details of its long-term debt outstanding as of December 31, 2025.

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

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit recognized in income for the years ended December 31, 2025 and 2024, was immaterial.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2025 and 2024.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

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

The Company has determined there are no uncertain tax positions that require recognition as of December 31, 2025.  See Note 14 to the Company’s financial statements included herein for additional details regarding income taxes.

Credit Rating
On July 30, 2025, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  In 2026, the Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,087 and $1,961 through December 31, 2025 and 2024, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,100.  This estimate is subject to adjustment as more facts become available.  This tariff modification will expire on March 8, 2026 unless extended by the PPUC.

Drought

As of February 18, 2026, Pennsylvania state officials declared a drought watch for 34 counties in Pennsylvania, including York County within the Company’s service territory, and a drought warning for 17 counties in Pennsylvania, including Adams, Franklin, and Lancaster Counties within the Company’s service territory.  The watch calls for a voluntary reduction in nonessential water use of 5 to 10 percent and the warning calls for a voluntary reduction in nonessential water use of 10 to 15 percent.  These measures could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Dividends

During 2025, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 63.7% and 42.3%, respectively.  During 2024, the Company’s dividend payout ratios relative to net income and net cash provided by operating activities were 60.2% and 39.6%, respectively.  During the fourth quarter of 2025, the Board increased the dividend by 4.0% from $0.2192 per share to $0.2280 per share per quarter.

The Company’s Board declared a dividend in the amount of $0.2280 per share at its January 2026 meeting.  The dividend is payable on April 15, 2026 to shareholders of record as of February 27, 2026.  While the Company expects to maintain this dividend amount in 2026, future dividends will be dependent upon the Company’s earnings, financial condition, capital demands and other factors and will be determined by the Company’s Board.  See Note 6 to the Company’s financial statements included herein for restrictions on dividend payments.

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

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements. The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include accounting for its pension plans.

Pension Accounting
Accounting for defined benefit pension plans requires estimates of future compensation increases, mortality, the discount rate, and expected return on plan assets as well as other variables.  These variables are reviewed annually with the Company’s pension actuary.  The Company used compensation increases of 2.5% to 3.0% in 2024 and 2025.

The Company adopted the Pri-2012 mortality table, using the white collar table for the administrative and general plan and the blue collar table for the union plan.  In 2021, the Company adopted the MP-2021 mortality improvement scale, which slightly increased the life expectancy of pension plan participants, resulting in a slight increase to the pension benefit obligation, and ultimately, a decrease in the Company’s funded status of the plans.

The Company selected its December 31, 2025 and 2024 discount rates based on the FTSE Pension Liability Index.  This index uses spot rates for durations out to 30 years and matches them to expected disbursements from the plan over the long term.  The Company believes this index most appropriately matches its pension obligations.  The present values of the Company’s future pension obligations were determined using a discount rate of 5.30% at December 31, 2025 and 5.45% at December 31, 2024.

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

The Company’s estimate of the expected return on plan assets is primarily based on the historic returns and projected future returns of the asset classes represented in its plans.  The target allocation of pension assets is 70% to 90% fixed income securities, 10% to 30% equity securities, and 0% to 10% cash reserves.  The Company used 5.00% as its expected rate of return in 2024 and 2025.  A decrease in the expected pension return would normally cause an increase in pension expense; however due to the aforementioned rate settlement, the Company’s expense would continue to be equal to its contributions to the plans.  The change would instead be recorded in regulatory assets.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The York Water Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The York Water Company (the “Company”) as of December 31, 2025 and 2024, the related statements of income, common stockholders’ equity, and cash flows, for the years then ended, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

/s/ Baker Tilly US, LLP

Lancaster, Pennsylvania
March 3, 2026

We have served as the Company’s auditor since 2003.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2025	Dec. 31, 2024
ASSETS
UTILITY PLANT, at original cost	$711,121	$664,927
Plant acquisition adjustments	(9,761)	(9,838)
Accumulated depreciation	(132,934)	(124,082)
Net utility plant	568,426	531,007

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $573 in 2025 and $536 in 2024	1,500	1,534

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $1,710 in 2025 and $1,610 in 2024	8,572	7,249
Unbilled revenues	3,833	3,604
Recoverable income taxes	1,054	587
Materials and supplies inventories, at cost	3,361	3,413
Prepaid expenses	1,621	1,597
Total current assets	18,442	16,451

OTHER LONG-TERM ASSETS:
Prepaid pension cost	27,969	25,009
Note receivable	255	255
Deferred regulatory assets	59,297	54,061
Other assets	4,999	5,156
Total other long-term assets	92,520	84,481

Total Assets	$680,888	$633,473

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets
(In thousands of dollars, except per share amounts)

	Dec. 31, 2025	Dec. 31, 2024
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,446,581 shares in 2025 and 14,386,282 shares in 2024	$139,952	$138,089
Retained earnings	100,395	93,103
Total common stockholders’ equity	240,347	231,192

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	221,900	205,561

COMMITMENTS	–	–

CURRENT LIABILITIES:
Short-term borrowings	10,000	–
Current portion of long-term debt	330	–
Accounts payable	8,423	9,525
Dividends payable	3,032	2,892
Accrued compensation and benefits	1,879	1,806
Accrued interest	2,490	2,490
Deferred regulatory liabilities	889	864
Other accrued expenses	584	712
Total current liabilities	27,627	18,289

DEFERRED CREDITS:
Customers’ advances for construction	22,357	20,546
Deferred income taxes	67,276	61,157
Deferred employee benefits	3,546	3,526
Deferred regulatory liabilities	46,298	43,947
Other deferred credits	479	386
Total deferred credits	139,956	129,562

Contributions in aid of construction	51,058	48,869

Total Stockholders’ Equity and Liabilities	$680,888	$633,473

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income
(In thousands of dollars, except per share amounts)

	Year Ended December 31
	2025	2024

OPERATING REVENUES:	$77,488	$74,959

OPERATING EXPENSES:
Operation and maintenance	20,812	19,670
Administrative and general	12,875	12,610
Depreciation and amortization	14,241	12,962
Taxes other than income taxes	1,855	1,676
	49,783	46,918

Operating income	27,705	28,041

OTHER INCOME (EXPENSES):
Interest on debt	(10,262)	(8,904)
Allowance for funds used during construction	820	2,052
Other pension costs	530	524
Gain on life insurance	831	–
Other income (expenses), net	(382)	(38)
	(8,463)	(6,366)

Income before income taxes	19,242	21,675

Income tax expense (benefit)	(816)	1,350

Net Income	$20,058	$20,325

Basic Earnings Per Share	$1.39	$1.42

Diluted Earnings Per Share	$1.39	$1.42

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity
(In thousands of dollars, except per share amounts)
For the Years Ended December 31, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2023	14,332,245	$136,174	$85,004	$221,178
Net income	–	–	20,325	20,325
Cash dividends declared, $0.8516 per share	–	–	(12,226)	(12,226)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	48,163	1,669	–	1,669
Stock-based compensation	5,874	246	–	246
Balance, December 31, 2024	14,386,282	138,089	93,103	231,192
Net income	–	–	20,058	20,058
Cash dividends declared, $0.8856 per share	–	–	(12,766)	(12,766)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	51,774	1,601	–	1,601
Stock-based compensation	8,525	262	–	262
Balance, December 31, 2025	14,446,581	$139,952	$100,395	$240,347

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows
(In thousands of dollars, except per share amounts)
	Year Ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,058	$20,325
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on life insurance	(831)	–
Depreciation and amortization	14,241	12,962
Stock-based compensation	262	246
Increase (decrease) in deferred income taxes	(714)	476
Other	558	353
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(986)	(604)
Increase in recoverable income taxes	(467)	(255)
Increase in materials and supplies inventories, prepaid expenses, prepaid pension cost, deferred regulatory and other assets	(8,090)	(8,824)
Increase in accounts payable, accrued compensation and benefits, other accrued expenses, deferred employee benefits, deferred regulatory liabilities, and other deferred credits	5,829	5,131
Increase in accrued interest	–	749
Net cash provided by operating activities	29,860	30,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $458 in 2025 and $1,147 in 2024	(48,725)	(48,226)
Acquisitions of water and wastewater systems	–	(783)
Net cash used in investing activities	(48,725)	(49,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	4,716	3,411
Repayments of customer advances	(716)	(791)
Proceeds of long-term debt issues	56,785	86,748
Debt issuance costs	–	(167)
Repayments of long-term debt	(40,303)	(61,213)
Borrowings under short-term agreements	10,000	–
Changes in cash overdraft position	(592)	881
Issuance of common stock	1,601	1,669
Dividends paid	(12,626)	(12,088)
Net cash provided by financing activities	18,865	18,450

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,552	$6,892
Income taxes	364	943

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $4,018 in 2025 and $4,138 in 2024 for the construction of utility plant.
Contributions in aid of construction includes $621 in 2024 recorded as part of the MESCO, Inc. and York Haven Borough acquisitions.

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

(In thousands of dollars, except per share amounts)

1.  Significant Accounting Policies

The primary business of The York Water Company, or the Company, is to impound, purify and distribute water.  The Company also owns and operates three wastewater collection systems and twelve wastewater collection and treatment systems.  The Company operates within its franchised territory located in four counties within south-central Pennsylvania and is subject to regulation by the Pennsylvania Public Utility Commission, or PPUC.

The following summarizes the significant accounting policies employed by The York Water Company.

Utility Plant and Depreciation
The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overhead and, for certain utility plant, allowance for funds used during construction.  In accordance with regulatory accounting requirements, water and wastewater systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost less applicable accumulated depreciation, and the purchase price and acquisition costs, is recorded as an acquisition adjustment within utility plant as permitted by the PPUC.  At December 31, 2025 and 2024, utility plant includes a net credit acquisition adjustment of $9,761 and $9,838, respectively.  For those amounts approved by the PPUC, the net acquisition adjustment is being amortized over the remaining life of the respective assets.  Certain amounts are still awaiting approval from the PPUC before amortization will commence.  Amortization amounted to $77 and $79 for the years ended December 31, 2025 and 2024, respectively.

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

The following remaining lives are used for financial reporting purposes:

	December 31		Approximate range
Utility Plant Asset Category	2025	2024	of remaining lives
Mains and accessories	$336,517	$308,020	13 – 86 years
Services, meters, and hydrants	114,894	106,200	15 – 47 years
Operations structures, reservoirs, and water tanks	145,645	143,821	8 – 70 years
Pumping and treatment equipment	53,704	51,906	7 – 35 years
Office, transportation, and operating equipment	21,578	20,519	3 – 21 years
Land and other non-depreciable assets	5,845	5,833	–
Utility plant in service	678,183	636,299
Construction work in progress	32,938	28,628	–
Total Utility Plant	$711,121	$664,927

The effective rate of depreciation was 2.45% in 2025 and 2.50% in 2024, on average utility plant, net of customers’ advances and contributions.  Larger depreciation provisions resulting from allowable accelerated methods are deducted for tax purposes.

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

Regulatory assets and liabilities are comprised of the following:

	December 31		Remaining Recovery
	2025	2024	Periods
Assets
Income taxes	$47,186	$40,880	Various
Unrealized swap losses	470	382	1 – 4 years
Utility plant retirement costs	8,955	10,221	5 years
Customer-owned lead service line replacements	1,016	1,173	Various
Income taxes on customers’ advances for construction and contributions in aid of construction	1,119	1,176	Various
Service life study expenses	9	14	2 years
Rate case filing expenses	542	215	1 - 4 years
	$59,297	$54,061
Liabilities
Excess accumulated deferred income taxes on accelerated depreciation	$12,907	$13,090	Various
Postretirement benefits	25,785	22,825	Not yet known
Income taxes	6,379	6,520	Various
IRS TPR catch-up deduction	2,116	2,376	8 years
	$47,187	$44,811

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

The Company uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on its interest rate swap to reflect that the gain or loss is included in the ratemaking formula when the transaction actually settles.  The value of the swap as of the balance sheet date is recorded as part of other deferred credits.  Realized gains or losses on the swap will be recorded as interest expense in the statement of income over its remaining term of four years.

Utility plant retirement costs represent costs already incurred for the removal of assets, which are expected to be recovered over a five-year period in rates, through depreciation expense.

The Company was granted approval by the PPUC to modify its tariff to replace lead customer-owned service lines that were discovered when the Company replaced its lead service lines, and to include the cost of the annual replacement of up to 400 lead customer-owned service lines whenever they are discovered, regardless of the material used for the company-owned service line, over nine years.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost and record the costs as a regulatory asset to be recovered in future base rates to customers.  There is one year remaining in the recovery period established in the rate order that began March 1, 2023. There are four years remaining in the recovery period established in the most recent rate order that began March 1, 2026.  The recovery period for the customer-owned lead service line replacements completed subsequent to the most recent rate order will begin after the next rate order.

Service life study expenses are deferred and amortized over their remaining life of two years.  Rate case filing expenses are deferred and amortized over their remaining life of one year for the rate order that began March 1, 2023 and their remaining life of four years for the rate order that began March 1, 2026.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset.  Based on current ratemaking treatment, the Company expects the gains and losses to be recognized in rates and in interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $70 in 2025 and $(6) in 2024.  The overall swap result was a (gain) loss of $158 in 2025 and $(244) in 2024.  During the year ending December 31, 2026, the Company expects to reclassify $132 before tax from regulatory assets to interest expense.

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

Investment tax credits have been deferred and are being amortized to income over the average estimated service lives of the related assets.  As of December 31, 2025 and 2024, deferred investment tax credits amounted to $319 and $356, respectively.

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

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  In November 2021, the 2021 Infrastructure Act repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.  On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into federal law.  Among other things, the OBBBA extends or makes permanent several of the tax law changes enacted as part of the 2017 Tax Act.  The OBBBA leaves the federal statutory corporate tax rate unchanged at 21%.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFUDC) represents the estimated cost of funds used for construction purposes during the period of construction.  These costs are reflected as non-cash income during the construction period and as an addition to the cost of plant constructed.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds.  The PPUC approved rate of 10.04% was applied for 2025 and 2024.  AFUDC is recovered through water and wastewater rates as utility plant is depreciated.

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

2.  Acquisitions

On January 31, 2024, the Company completed the acquisition of the wastewater collection and treatment assets of MESCO, Inc. in Monaghan Township, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on February 1, 2024.  The acquisition resulted in the addition of approximately 180 wastewater customers with purchase price and acquisition costs of approximately $44, which is less than the depreciated original cost of the assets and contributions in aid of construction of $63.  The Company recorded a negative acquisition adjustment of $110 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

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

3.  Accounts Receivable and Unbilled Revenue

Accounts receivable are summarized in the following table:

	As of	As of
	Dec. 31, 2025	Dec. 31, 2024	Change

Accounts receivable – customers	$8,761	$8,392	$369
Life insurance receivable	1,299	–	1,299
Other receivables	222	467	(245)
	10,282	8,859	1,423
Less: allowance for doubtful accounts	(1,710)	(1,610)	(100)
Accounts receivable, net	$8,572	$7,249	$1,323

Unbilled revenue	$3,833	$3,604	$229

Differences in timing of revenue recognition, billings, and cash collections result in receivables.  Generally, billing occurs subsequent to revenue recognition, resulting in unbilled revenue on the balance sheet.  The Company does not receive advances or deposits from customers before revenue is recognized so no contract liabilities are reported.  Accounts receivable are recorded when the right to consideration becomes unconditional and are presented separately on the balance sheet.  The changes in accounts receivable and in unbilled revenue were primarily due to normal timing difference between performance and the customer’s payments.

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

The Company recorded interest income of $196 in 2025 and $158 in 2024.  The interest rate on the note outstanding is 7.5%.

Included in the accompanying balance sheets at December 31, 2025 and 2024 were the following amounts related to this project.

	2025	2024
Note receivable, including interest	$255	$255
Customers’ advances for construction	165	172

The Company has other customers’ advances for construction totaling $22,192 and $20,374 at December 31, 2025 and 2024, respectively.

5.  Common Stock and Earnings Per Share

Net income of $20,058 and $20,325 for the years ended December 31, 2025 and 2024, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	2025	2024
Weighted average common shares, basic	14,403,891	14,346,552
Effect of dilutive securities:
Employee stock-based compensation	416	209
Weighted average common shares, diluted	14,404,307	14,346,761

Under the employee stock purchase plan, all full-time employees who have been employed at least ninety consecutive days may purchase shares of the Company’s common stock limited to 10% of gross compensation.  The purchase price is 95% of the fair market value (as defined).  Shares issued during 2025 and 2024 were 5,625 and 5,137, respectively.  As of December 31, 2025, 34,654 authorized shares remain unissued under the plan.

The Company has a Dividend Reinvestment and Direct Stock Purchase and Sale Plan (“the Plan”), which is available to both current shareholders and the general public.  On November 10, 2025, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to authorize an additional 125,000 shares and rollover the unissued 241,689 shares authorized under the 2022 Form S-3, for issuance under the new Prospectus for the Plan.  Under the optional dividend reinvestment portion of the Plan, holders of the Company’s common stock may purchase additional shares instead of receiving cash dividends.  The purchase price is 95% of the fair market value (as defined).  Under the direct stock purchase portion of the Plan, purchases are made monthly at 100% of the stock’s fair market value, as defined in the new Prospectus.  The Registration Statement was declared effective by the SEC on December 4, 2025.  Shares issued during 2025 and 2024 were 46,149 and 43,026, respectively.  As of December 31, 2025, 356,533 authorized shares remain unissued under the Plan.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  During both 2025 and 2024, the Company did not repurchase or retire any shares.  As of December 31, 2025, 618,004 shares remain available for repurchase.

6.  Long-Term Debt and Short-Term Borrowings

Long-term debt as of December 31, 2025 and 2024 is summarized in the following table:

	2025	2024

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 - 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	40,000
Committed Line of Credit, due September 2027	32,290	15,808
Total long-term debt	224,660	208,178
Less discount on issuance of long-term debt	(124)	(136)
Less unamortized debt issuance costs	(2,306)	(2,481)
Less current maturities	(330)	–
Long-term portion	$221,900	$205,561

Payments due by year as of December 31, 2025:

2026	2027	2028	2029	2030
$330	$44,630	$355	$370	$385

Payments due in 2027 include payback of the committed line of credit.  The committed line of credit is reviewed annually, and upon favorable outcome, would likely be extended for another year.  Payments due in 2027 also include potential payments of  $12,000 on the variable rate bonds (due 2029) which would only be payable if all bonds were tendered and could not be remarketed, or in the event the Company was unable to, or chose not to, renew the letter of credit backing the bonds.  There is currently no such indication of this happening.

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

Borrowings under the loan agreement bear interest at a variable rate as determined by PNC Capital Markets, as remarketing agent, on a periodic basis elected by the Company, which has currently elected that the interest rate be determined on a weekly basis.  The remarketing agent determines the interest rate based on the current market conditions in order to determine the lowest interest rate which would cause the Series A Bonds to have a market value equal to the principal amount thereof plus accrued interest thereon.  The variable interest rate under the loan agreement averaged 2.75% in 2025 and 3.41%  in 2024.  As of December 31, 2025 and 2024, the interest rate was 3.38% and 3.64%, respectively.

The holders of the $12,000 Series A Bonds may tender their bonds at any time.  When the bonds are tendered, they are subject to an annual remarketing agreement, pursuant to which a remarketing agent attempts to remarket the tendered bonds according to the terms of the indenture.  In order to keep variable interest rates down and to enhance the marketability of the Series A Bonds, the Company entered into a Reimbursement, Credit and Security Agreement with PNC Bank, National Association (“the Bank”) dated as of May 1, 2008.  This agreement provides for a direct pay letter of credit issued by the Bank to the trustee for the Series A Bonds.  The Bank is responsible for providing the trustee with funds for the timely payment of the principal and interest on the Series A Bonds and for the purchase price of the Series A Bonds that have been tendered or deemed tendered for purchase and have not been remarketed.  The Company’s responsibility is to reimburse the Bank the same day as regular interest payments are made, and within fourteen months for the purchase price of tendered bonds that have not been remarketed.  The reimbursement period for the principal is immediate at maturity, upon default by the Company, or if the Bank does not renew the Letter of Credit.  The current expiration date of the Letter of Credit is June 30, 2027.  It is reviewed annually for a potential extension of the expiration date.

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

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  On July 30, 2025, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  The Company’s interest rate swap was in a liability position as of December 31, 2025.  If a violation was triggered on December 31, 2025, the Company would have been required to pay the counterparty approximately $489.

The Company’s interest rate swap agreement provides that it pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000. In exchange, the counterparty paid the Company a floating interest rate (based on 59% of the daily simple Secured Overnight Financing Rate, or SOFR, plus a spread adjustment of 11.448 basis points) on the notional amount.  The floating interest rate paid to the Company is intended, over the term of the swap, to approximate the variable interest rate on the loan agreement and the interest rate paid to bondholders, thereby managing its exposure to fluctuations in prevailing interest rates.  The Company’s net payment rate on the swap averaged 0.59% in 2025 and 0.05% in 2024.

As of December 31, 2025, there was a spread of 106 basis points between the variable rate paid to bondholders and the variable rate received from the swap counterparty, which equated to an overall effective rate of 4.22% (including variable interest and swap payments). As of December 31, 2024, there was a spread of 90 basis points which equated to an overall effective rate of 4.06% (including variable interest and swap payments).

Line of Credit Borrowings
As of December 31, 2025, the Company maintained a $50,000 unsecured, committed line of credit at an interest rate of SOFR plus 1.17% with an unused commitment fee and an interest rate floor.  In the third quarter of 2025, the Company renewed its committed line of credit and extended the maturity date to September 2027.  No other terms or conditions of the line of credit agreement were modified.  Average borrowings outstanding under the line of credit were $29,090 in 2025 and $10,087 in 2024.  The average cost of borrowings under the line of credit was 5.41% during 2025 and 5.23% during 2024.  The interest rate on the line of credit borrowings was 5.04% as of December 31, 2025 and 5.72% as of December 31, 2024.

The Company utilizes a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally, funds are automatically borrowed under the line of credit.  The Company borrowed $32,290 and $15,808 under its line of credit and incurred a cash overdraft of $1,836 and $2,428, which was recorded in accounts payable, as of December 31, 2025 and 2024, respectively.

Term Loan
In December 2025, the Company entered into a $10,000 unsecured, committed term loan agreement.  Interest is payable monthly at an interest rate of SOFR plus 1.35% as established on the first day of each calendar month.  The principal balance can be repaid in whole or part at any time without premium.  The term loan matures in December 2026 and is recorded in “Short-term borrowings” on the balance sheets.  The interest rate on the term loan was 5.18% as of December 31, 2025.

Debt Covenants and Restrictions
The terms of the debt agreements carry certain covenants and limit in some cases the Company’s ability to borrow additional funds, to prepay its borrowings and include certain restrictions with respect to declaration and payment of cash dividends and the Company’s acquisition of its stock.  Under the terms of the most restrictive agreements, the Company cannot borrow in excess of 60% of its utility plant, and cumulative payments for dividends and acquisition of stock since December 31, 1982 may not exceed $1,500 plus net income since that date.  As of December 31, 2025, none of the earnings retained in the business are restricted under these provisions.  The Company’s debt is unsecured.

The Company’s line of credit and term loan requires it to maintain a minimum equity to total capitalization ratio (defined as the sum of equity plus funded debt) and a minimum interest coverage ratio (defined as net income plus interest expense plus income tax expense divided by interest expense).  As of December 31, 2025, the Company was in compliance with these covenants.

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

Description	December 31, 2025	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$479	$479

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of December 31, 2025.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of December 31, 2025.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $10 as of December 31, 2025.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2024 is shown in the table below.

Description	December 31, 2024	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$386	$386

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $224,660 at December 31, 2025, and $208,178 at December 31, 2024, had an estimated fair value of approximately $207,000 and $189,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third party credit enhancements including the letter of credit on the 2008 PEDFA Series A issue.

Customers’ advances for construction and note receivable have carrying values at December 31, 2025 of $22,357 and $255, respectively.  At December 31, 2024, customers’ advances for construction and note receivable had carrying values of $20,546 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

Based on its capital budget, the Company anticipates construction and acquisition expenditures for 2026 and 2027 of approximately $48,000 in each year, exclusive of any acquisitions not yet approved.  The Company plans to finance ongoing capital expenditures with internally-generated funds, borrowings against the Company’s line of credit, proceeds from the issuance of common stock under its dividend reinvestment and direct stock purchase and sale plan and ESPP, potential common stock or debt issues and customer advances and contributions.

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allows the Company to replace customer-owned service lines at its own initial cost.  The Company will record the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,087 and $1,961 through December 31, 2025 and 2024, respectively, and is included as a regulatory asset.  Based on its experience, the Company estimates that lead customer-owned service lines replacements will cost $2,100.  This estimate is subject to adjustment as more facts become available.  This tariff modification will expire on March 8, 2026 unless extended by the PPUC.

As of December 31, 2025, approximately 28% of the Company’s full-time employees are under union contract.  The current contract was ratified in June 2023 and expires on April 30, 2026.  Management is currently preparing for negotiations with the union leadership.  The Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

The Company is involved in certain legal and administrative proceedings before various courts and governmental agencies concerning utility service and other matters.  The Company expects that the ultimate disposition of these proceedings will not have a material effect on the Company’s financial position, results of operations and cash flows.

9.  Revenue Recognition

The following table shows the Company’s operating revenues disaggregated by service and customer type.

	2025	2024
Water utility service:
Residential	$42,976	$41,496
Commercial and industrial	20,970	20,484
Fire protection	4,915	4,559
Wastewater utility service:
Residential	6,579	6,113
Commercial and industrial	1,385	1,299
Billing and revenue collection services	79	494
Collection services	60	34
Other revenue	57	26
Total Revenue from Contracts with Customers	77,021	74,505
Rents from regulated property	467	454
Total Operating Revenue	$77,488	$74,959

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

Service Line Protection Plan
The Company provides service line protection as a distinct and single performance obligation to current water customers that choose to participate.  The transaction price is detailed in the plan’s terms and conditions and made publicly available.  There is no variable consideration.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied over time through the continuous provision of service line protection through a stand-ready obligation to perform.  The Company uses an output method to recognize the service line protection revenue over time.  The stand-ready obligation is recognized through the passage of time.  A customer has a choice to prepay for an entire year or to pay in advance each month.  The service line protection plan has no returns or extended warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no material performance obligations remain unsatisfied as of the end of the reporting period.  The Company has suspended its service line protection plan and is currently evaluating the assignment of its service line protection plan to a third-party provider.  This change will not have a material impact to the Company’s revenue, results of operations, and cash flows.

10.  Rate Matters

From time to time, the Company files applications for rate increases with the PPUC and is granted rate relief as a result of such requests.  The most recent rate request was filed by the Company on May 30, 2025, and sought an annual increase in water rates of $20,312 and an annual increase in wastewater rates of $3,858.  Effective March 1, 2026, the PPUC authorized an increase in water rates designed to produce approximately $16,000 in additional annual revenues and an increase in wastewater rates designed to produce approximately $2,850 in additional annual revenues.

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC. The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The DSIC reset to zero when the new base rates took effect March 1, 2023.  The DSIC provided revenues of $2,372 in 2025 and $386 in 2024.  The DSIC is subject to audit by the PPUC.

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

The following table sets forth the plans’ funded status as of December 31, 2025 and 2024.  The measurement of assets and obligations of the plans is as of December 31, 2025 and 2024.

Obligations and Funded Status At December 31	2025	2024

Change in Benefit Obligation
Pension benefit obligation at beginning of year	$37,556	$40,198
Service cost	530	635
Interest cost	1,981	1,855
Actuarial (gain) loss	623	(2,997)
Benefit payments	(2,209)	(2,135)
Pension benefit obligation at end of year	38,481	37,556

Change in Plan Assets
Fair value of plan assets at beginning of year	62,565	63,578
Actual return on plan assets	6,094	1,011
Employer contributions	–	111
Benefits paid	(2,209)	(2,135)
Fair value of plan assets at end of year	66,450	62,565

Funded Status of Plans at End of Year	$27,969	$25,009

The accounting standards require that the funded status of defined benefit pension plans be fully recognized on the balance sheets.  They also call for the unrecognized actuarial gain or loss, the unrecognized prior service cost, and the unrecognized transition costs to be adjustments to shareholders’ equity (accumulated other comprehensive income).  Due to a rate order granted by the PPUC, the Company is permitted under the accounting standards to defer the charges otherwise recorded in accumulated other comprehensive income as a regulatory asset.  Management believes these costs will be recovered in future rates charged to customers.  The asset for the funded status of the Company’s pension plans as of  December 31, 2025 and 2024 is recorded in “Prepaid pension cost” on its balance sheets.

In 2025, the plans recognized an actuarial loss.  In 2025, the Company recognized a 15 basis point decrease in the discount rate.  In 2024, the plans recognized a significant actuarial gain.  In 2024, the Company recognized a 70 basis point increase in the discount rate.  The Company uses the corridor method to amortize actuarial gains and losses.  Gains and losses over 10% of the greater of pension benefit obligation or the market value of assets are amortized over the average future service of plan participants expected to receive benefits.

Changes in plan assets and benefit obligations recognized in regulatory liabilities are as follows:

	2025	2024
Net gain arising during the year	$(2,402)	$(844)
Recognized prior service credit	11	13
Total changes in regulatory liability during the year	$(2,391)	$(831)

Amounts recognized in regulatory liabilities that have not yet been recognized as components of net periodic benefit cost consist of the following at December 31:

	2025	2024
Net loss	$(3,772)	$(1,370)
Prior service credit	–	(11)
Regulatory liability	$(3,772)	$(1,381)

Components of net periodic benefit cost are as follows:

	2025	2024
Service cost	$530	$635
Interest cost	1,981	1,855
Expected return on plan assets	(3,069)	(3,164)
Amortization of prior service credit	(11)	(13)
Rate-regulated adjustment	569	798
Net periodic benefit cost	$–	$111

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

The rate-regulated adjustment set forth above is required in order to reflect pension expense for the Company in accordance with the method used in establishing water rates.  The Company is permitted by rate order of the PPUC to expense pension costs to the extent of contributions and defer any remaining expense to regulatory assets or recognize the excess as a regulatory liability to be collected in rates at a later date as additional contributions are made.  During 2025, the deferral decreased by $569.

No estimated costs for the defined benefit pension plans relating to the December 31, 2025 balance sheet will be amortized from regulatory liabilities into net periodic benefit cost over the next fiscal year.

The Company does not plan to contribute to the plans in 2026.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five years and the subsequent five years in the aggregate:

2026	2027	2028	2029	2030	2031–2035
$2,290	$2,312	$2,557	$2,539	$2,591	$14,403

The following tables show the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets as of December 31:

	2025	2024
Projected benefit obligation	$38,481	$37,556
Fair value of plan assets	66,450	62,565

	2025	2024
Accumulated benefit obligation	$37,093	$36,195
Fair value of plan assets	66,450	62,565

Weighted-average assumptions used to determine benefit obligations at December 31:

	2025	2024
Discount rate	5.30%	5.45%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2025	2024
Discount rate	5.45%	4.75%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of each of the plan’s assets.  Analysis of the historic returns of these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The investment objective of the Company’s defined benefit pension plans is to grow the assets in such a manner that, when coupled with required contributions to the plans, the assets are sufficient to pay the benefits promised to the participants and beneficiaries as they come due.

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

The fair values of the Company’s pension plan assets at December 31, 2025 and 2024 by asset category and fair value hierarchy level are as follows.  The valuations are based on quoted prices on active markets (Level 1) or broker/dealer quotes, active market makers, models, and yield curves (Level 2).

	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)
Asset Category	2025	2024	2025	2024	2025	2024
Cash and Money Market Funds (a)	$794	$1,665	$794	$1,665	$–	$–
Equity Securities:
Equity Mutual Funds (b)	13,053	11,643	13,053	11,643	–	–
Fixed Income Securities:
U.S. Treasury Obligations	12,243	11,609	–	–	12,243	11,609
Corporate and Foreign Bonds (c)	40,360	37,648	–	–	40,360	37,648
Total Plan Assets	$66,450	$62,565	$13,847	$13,308	$52,603	$49,257

(a)	The portfolios are designed to keep up to one year of distributions in immediately available funds.

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

Defined Contribution Plan
The Company has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code.  For employees hired before May 1, 2010, this plan provides for elective employee contributions of up to 100% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum annual Company contribution of $2.8 for each employee.

Employees hired after May 1, 2010 are entitled to an enhanced feature of the plan.  This feature provides for elective employee contributions of up to 100% of compensation and Company matching contributions of 100% of the participant’s contribution, up to a maximum of 4% of the employee’s compensation.  In addition, the Company will make an annual contribution of $1.2 to each employee’s account whether or not they defer their own compensation.  Employees eligible for this enhanced 401(k) plan feature are not eligible for the defined benefit plans.  As of December 31, 2025, 97 employees were participating in the enhanced feature of the plan.  The Company’s contributions to both portions of the plan amounted to $462 in 2025 and $430 in 2024.

Deferred Compensation
The Company has non-qualified deferred compensation and supplemental retirement agreements with certain members of management. The future commitments under these arrangements are offset by corporate-owned life insurance policies. At December 31, 2025 and 2024, the present value of the future obligations included in “Accrued compensation and benefits” and “Deferred employee benefits” was approximately $3,949 and $3,893, respectively. The insurance policies included in “Other assets” had a total cash value of approximately $4,851 and $4,935 at December 31, 2025 and 2024, respectively.  The Company’s net (income) expenses under the plans amounted to $283 in 2025 and $(9) in 2024.

Other
The Company has a retiree life insurance program which pays the beneficiary of a retiree $2 upon the retiree’s death.  At December 31, 2025 and 2024, the present value of the future obligations included in “Deferred employee benefits” was approximately $96 and $87, respectively.  There is no trust or insurance covering this future liability, instead the Company will pay these benefits out of its general assets.  The Company’s net (income) expenses under the plan amounted to $9 in 2025 and $(11) in 2024.

12.  Stock-Based Compensation

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

On May 2, 2022, the Board awarded stock to non-employee directors effective May 2, 2022.  This stock award vested immediately.  On May 2, 2022, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective May 2, 2022.  This restricted stock award vests ratably over three years beginning May 2, 2022 and has been fully recognized as of December 31, 2025.

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

On December 8, 2025, the Board awarded stock to an officer effective December 8, 2025.  This stock award vested immediately.

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

The following table summarizes the stock grant amounts and activity for the years ended December 31, 2024 and 2025.

	Number of Shares	Grant Date Weighted Average Fair Value
Nonvested at beginning of the year 2024	8,944	$42.32
Granted	6,666	$36.82
Vested	(6,701)	$41.35
Forfeited	(792)	$42.20
Nonvested at end of the year 2024	8,117	$38.62
Granted	8,537	$34.22
Vested	(6,989)	$36.70
Forfeited	(12)	$42.22
Nonvested at the end of the year 2025	9,653	$36.11

For the years ended December 31, 2025 and 2024, the statement of income includes $262 and $246 of stock-based compensation, net and related recognized tax benefits of $71 and $68, respectively.  The total fair value of the shares vested in the years ended December 31, 2025 and 2024 was $256 and $277, respectively.  Total stock-based compensation related to nonvested awards not yet recognized is $349 at December 31, 2025, which will be recognized over the remaining three-year vesting period.

13.  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	2025	2024
Regulatory Assessment	$493	$412
Property	544	502
Payroll, net of amounts capitalized	813	757
Other	5	5
Total taxes other than income taxes	$1,855	$1,676

14.  Income Taxes

Income before income taxes by jurisdiction consists of:

	2025	2024
Domestic	$19,242	$21,675
Foreign	–	–
Total income before income taxes	$19,242	$21,675

The provisions for income taxes consist of:

	2025	2024
Federal current	$3	$728
State current	(105)	147
Foreign current	–	–
Federal deferred	(381)	409
State deferred	(295)	102
Foreign deferred	–	–
Federal investment tax credit, net of current utilization	(38)	(36)
Total income tax expense (benefit)	$(816)	$1,350

The Company paid (received) cash income taxes as follows:

	2025	2024
Federal income taxes paid	$380	$943
Pennsylvania income taxes paid (refunded)	(16)	–
Total income taxes paid	$364	$943

A reconciliation of the statutory Federal tax provision to the total provision follows:

	2025		2024
Statutory Federal tax provision	$4,041	21.0%	$4,552	21.0%
State and local income taxes, net of Federal benefit	(267)	(1.4)%	244	1.1%
Foreign taxes	–	0.0%	–	0.0%
IRS TPR deduction	(4,183)	(21.7)%	(3,315)	(15.3)%
Tax-exempt interest	(41)	(0.2)%	(33)	(0.1)%
Amortization of investment tax credit	(38)	(0.2)%	(36)	(0.2)%
Amortization of excess accumulated deferred income taxes on accelerated depreciation	(183)	(1.0)%	(196)	(0.9)%
Life insurance	(197)	(1.0)%	(19)	(0.1)%
Change in enacted state tax rate	20	0.1%	21	0.1%
Effect of cross-border tax laws	–	0.0%	–	0.0%
Change in valuation allowance	–	0.0%	–	0.0%
Change in unrecognized tax benefits	–	0.0%	–	0.0%
Other nondeductible items, net	32	0.2%	132	0.6%
Total income tax expense (benefit)	$(816)	(4.2)%	$1,350	6.2%

The Company’s effective tax rate differs from the statutory Federal corporate income tax rate of 21% primarily due to the following items:

State and local income taxes, net of Federal benefit, decreased the effective tax rate in 2025 and increased the effective tax rate in 2024.  The change reflects the increase in the level of eligible asset improvements expensed for tax purposes under the IRS TPR each period.

The Company filed for a change in accounting method under the IRS TPR effective in 2014.  Under the change in accounting method, the Company is permitted to deduct the costs of certain asset improvements that were previously being capitalized and depreciated for tax purposes as an expense on its income tax return.  The Company was permitted to make this deduction for prior years (the “catch-up deduction”) and for each year going forward (the “ongoing deduction”).  As a result of the catch-up deduction, income tax benefits of $3,887 were deferred as a regulatory liability.  After receiving approval from the PPUC in a rate order, the Company began to recognize the catch-up deduction, recorded as a regulatory liability, over 15 years beginning March 1, 2019.  As a result, the Company recognized $259 in income taxes during each of the years ended December 31, 2025 and 2024.  As a result of the ongoing deduction, the net income tax benefits of $3,924 and $3,056 for the years ended  December 31, 2025 and 2024, respectively, reduced income tax expense and flowed through to net income.  The ongoing deduction results in a reduction in the effective income tax rate, a net reduction in income tax expense, and a reduction in the amount of income taxes currently payable.  Both the ongoing and catch-up deductions result in increases to deferred tax liabilities and regulatory assets representing the appropriate book and tax basis difference on capital additions.

The 2017 Tax Act, among other things, reduces the federal statutory corporate tax rate for tax years beginning in 2018 from 34% to 21%, treats customers’ advances for construction and contributions in aid of construction as taxable income, eliminates certain deductions, and eliminates bonus depreciation on qualified water and wastewater property.  This resulted in the remeasurement of the federal portion of the Company’s deferred taxes as of December 31, 2017 to the 21% rate.  The effect was recognized in income for the year ended December 31, 2017 for all deferred tax assets and liabilities except accelerated depreciation.  Under normalization rules applicable to public utility property included in the 2017 Tax Act, the excess accumulated deferred income taxes on accelerated depreciation is recorded as a regulatory liability.  The regulatory liability is a temporary difference, so a deferred tax asset is recorded including the gross-up of revenue necessary to return, in rates, the effect of the temporary difference.  The Company is recognizing the excess accumulated deferred income taxes on accelerated depreciation, recorded as a regulatory liability, over the remaining useful life of the underlying assets.  As a result, the Company recognized $183 and $196 in income taxes for the years ended December 31, 2025 and 2024, respectively.  In November 2021, the 2021 Infrastructure Act repealed the tax treatment of customers’ advances for construction and contributions in aid of construction made after December 31, 2020.

The benefit from life insurance increased in 2025 as compared to 2024 due to the non-recurring gain on life insurance recorded as a result of death benefits from life insurance policies which is exempt from income taxes.

On July 8, 2022, the Pennsylvania budget for the fiscal year ending June 30, 2023 was signed into law.  A provision within the tax code bill included with the budget provides for an annual phase-down of the Pennsylvania corporate net income tax rate of one percentage point in the first year beginning January 1, 2023 from 9.99% to 8.99%, and a one-half percentage point each year thereafter until it reaches 4.99% beginning January 1, 2031.  The Company has remeasured the state portion of the Company’s deferred income taxes.  The effect, net of the federal benefit, of $20 and $21 was recognized in income for the years ended December 31, 2025 and 2024, respectively.  Deferred income taxes for differences that are recognized for ratemaking purposes on a cash or flow-through basis were remeasured with offsetting changes to regulatory assets and liabilities on the balance sheet as of December 31, 2025 and 2024.  The Company expects any savings in its Pennsylvania current income taxes to be returned to its customers through the rate making process or as a future negative surcharge on their bills.

The tax effects of temporary differences between book and tax balances that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are summarized in the following table:

	2025	2024
Deferred tax assets:
Reserve for doubtful accounts	$460	$440
Compensated absences	215	178
Deferred compensation	1,005	998
Excess accumulated deferred income taxes on accelerated depreciation	3,231	3,280
Deferred taxes associated with the gross-up of revenues necessary to return, in rates, the effect of temporary differences	1,584	1,622
Customers’ advances for construction and contributions in aid of construction	970	1,032
Tax effect of pension regulatory liability	6,431	5,693
Tax loss carryover	498	71
Contribution carryover	52	16
Other costs deducted for book, not for tax	54	50
Total deferred tax assets	14,500	13,380

Deferred tax liabilities:
Accelerated depreciation	30,492	30,069
Basis differences from IRS TPR	31,426	26,787
Investment tax credit	237	265
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	11,779	10,208
Pensions	6,976	6,237
Unamortized debt issuance costs	304	333
Other costs deducted for tax, not for book	562	638
Total deferred tax liabilities	81,776	74,537

Net deferred tax liability	$67,276	$61,157

In accordance with accounting standards, the net deferred tax liability is classified as a noncurrent deferred income tax liability on the balance sheets.

The Company has a federal tax loss carryover of $1,375.  This carryover has an indefinite life.  The Company has Pennsylvania tax loss carryovers of $3,543.  If not used, these carryovers will expire between 2042 and 2045.  The Company has contribution carryovers of $192.  If not used, these carryovers will expire between 2027 and 2030.

No valuation allowance was required for deferred tax assets as of December 31, 2025 and 2024.  In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon expected future taxable income and the current regulatory environment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company determined that there were no uncertain tax positions meeting the recognition and measurement test of the accounting standards recorded in the years that remain open for review by taxing authorities, which are 2022 through 2024 for both federal and state income tax returns.  The Company has not yet filed tax returns for 2025.  The Company believes that it has fully complied with any changes pursuant to the 2017 Tax Act, the 2021 Infrastructure Act, and the OBBBA and has not taken any new positions in its 2025 income tax provision.

The Company’s policy is to recognize interest and penalties related to income tax matters in other expenses.  The Company paid no interest or penalties for the years ended December 31, 2025 and 2024.

15.  Subsequent Event

On January 28, 2026, the Company completed the acquisition of the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on February 2, 2026.  The acquisition resulted in the addition of approximately 280 wastewater customers with purchase price and acquisition costs of approximately $395.  This acquisition is immaterial to Company results.

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

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting
.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Item 9B.	Other Information.

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2025.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The information set forth under the caption “Election of Directors” of the 2026 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

The information set forth under the caption “Executive Officers of the Company” of the 2026 Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information set forth under the caption “Delinquent Section 16(a) Reports” of the 2026 Proxy Statement is incorporated herein by reference.

Code of Ethics

The information set forth under the caption “Code of Ethics” of the 2026 Proxy Statement is incorporated herein by reference.

Audit Committee

The information set forth under the caption “Board Committees and Functions” of the 2026 Proxy Statement is incorporated herein by reference.

Insider Trading Policy

The information set forth under the caption “Insider Trading Policy and Procedures” of the 2026 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Compensation of Directors and Executive Officers” and “Stock Ownership and Equity Granting Process” of the 2026 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information for the equity compensation plan of the Company as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	-	-	232,896

Equity compensation plans not approved by security holders	-	-	0

*Amounts are subject to adjustment to reflect stock dividends, stock splits, or other relevant changes in capitalization.

Under the Company’s Long-Term Incentive Plan, 198,242 shares remain available for awards as of December 31, 2025.  In addition, the Company has an employee stock purchase plan that allows employees to purchase stock at a 5% discount up to a maximum of 10% of their gross compensation.  Under this plan, 34,654 authorized shares remain unissued as of December 31, 2025.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the 2026 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Director Independence” of the 2026 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the caption “Principal Accountant’s Fees and Services” of the 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Certain documents filed as part of the Form 10-K.

1.	The financial statements set forth under Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2025 and 2024
Statements of Income for Years Ended December 31, 2025 and 2024
Statements of Common Stockholders’ Equity for Years Ended December 31, 2025 and 2024
Statements of Cash Flows for Years Ended December 31, 2025 and 2024
Notes to Financial Statements

2.	Financial Statement schedules.

Schedule	Schedule	Page
Number	Description	Number

II	Valuation and Qualifying Accounts	62
	for the years ended December 31, 2025 and 2024

The report of the Company’s independent registered public accounting firm with respect to the financial statement schedule appears on page 24.

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

3	Amended and Restated Articles of Incorporation	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated May 4, 2010.
3.1	Amended and Restated By-Laws	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 3.1 to Form 8-K dated January 26, 2012.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

4.1	Dividend Reinvestment and Direct Stock Purchase and Sale Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-3 dated November 10, 2025 (File No. 333-291421).
4.2	Description of The York Water Company Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 4.4 to the Company’s 2019 Form 10-K.
10.1	Articles of Agreement Between The York Water Company and Springettsbury Township relative to Extension of Water Mains dated April 17, 1985	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s 1989 Form 10-K.
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
10.8*
Form of Amended and Restated Change in Control Agreement originally effective as of August 1, 2022 between The York Water Company and each of the individuals listed on a schedule attached thereto, which plans are identical in all material respects except as indicated in Schedule 10.8

Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s August 12, 2025 Form 10-Q.
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

Filed herewith.
10.12*	Long-Term Incentive Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission on Form S-8 dated May 6, 2025 (File No. 333-287003).
10.13*	Employee Stock Purchase Plan	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.21 to the Company’s March 7, 2017 Form 10-K.
10.14	Note Agreement relative to the $20,000,000 4.54% Senior Notes, dated January 31, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 5, 2019 Form 8-K.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

10.15	Note Agreement relative to the $15,000,000 3.23% Senior Notes, dated October 1, 2019	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2019 Form 8-K.
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
10.17	Trust Indenture entered into October 8, 2019 and dated as of September 1, 2019 between Pennsylvania Economic Development Financing Authority and Manufacturers and Traders Trust Company, as trustee.	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s October 9, 2019 Form 8-K.
10.18	Note Agreement relative to the $30,000,000 3.24% Senior Notes, dated September 30, 2020	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s October 2, 2020 Form 8-K.
10.19	Note Agreement relative to the $40,000,000 5.50% Senior Notes, dated February 24, 2023	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 27, 2023 Form 8-K.
10.20	Note Agreement relative to the $40,000,000 5.67% Senior Notes, dated February 27, 2024	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s February 28, 2024 Form 8-K.
14	Company Code of Conduct	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 14 to the Company’s August 6, 2014 Form 10-Q.
19	Insider Trading Policy	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 19 to the Company’s March 4, 2025 Form 10-K.
23	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm	Filed herewith.

Exhibit Number	Exhibit Description	Page Number of Incorporation By Reference

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
97	The York Water Company Clawback Policy	Incorporated herein by reference. Filed previously with the Securities and Exchange Commission as Exhibit 97 to the Company’s March 5, 2024 Form 10-K.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Annual Report.

Item 16.	Form 10-K Summary.

None.

THE YORK WATER COMPANY

Schedule II Valuation and Qualifying Accounts
For the Two Years Ended December 31, 2025

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Recoveries	Deductions	Balance at End of Year
FOR THE YEAR ENDED DECEMBER 31, 2025 Reserve for uncollectible accounts	$1,610,000	$732,827	$22,724	$655,551	$1,710,000

FOR THE YEAR ENDED DECEMBER 31, 2024 Reserve for uncollectible accounts	$1,005,000	$1,071,758	$30,658	$497,416	$1,610,000

The Deductions column above represents write-offs of accounts receivable during the applicable year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE YORK WATER COMPANY
(Registrant)

Dated: March 2, 2026	By: /s/ Joseph T. Hand
Joseph T. Hand
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joseph T. Hand	By: /s/ Matthew E. Poff
Joseph T. Hand	Matthew E. Poff
(Principal Executive Officer and Director)	(Principal Accounting Officer and Chief Financial Officer)
Dated: March 2, 2026	Dated: March 2, 2026

Directors:	Date:

By: /s/ Paul R. Bonney	March 2, 2026
Paul R. Bonney

By: /s/ Douglas S. Brossman	March 2, 2026
Douglas S. Brossman

By: /s/ Joseph T. Hand	March 2, 2026
Joseph T. Hand

By: /s/ Robert F. Lambert	March 2, 2026
Robert F. Lambert

By: /s/ Jody L. Keller	March 2, 2026
Jody L. Keller

By: /s/ Erin C. McGlaughlin	March 2, 2026
Erin C. McGlaughlin

By: /s/ Steven R. Rasmussen	March 2, 2026
Steven R. Rasmussen

By: /s/ Laura T. Wand	March 2, 2026
Laura T. Wand

By: /s/ William T. Yanavitch II	March 2, 2026
William T. Yanavitch II