Form 10-Q
period 2026-03-31
YORK WATER CO
filed 2026-05-05
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	⌧ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, No par value	16,209,339 Shares outstanding as of May 5, 2026

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2026	Dec. 31, 2025
ASSETS
UTILITY PLANT, at original cost	$721,000	$711,121
Plant acquisition adjustments	(9,742)	(9,761)
Accumulated depreciation	(135,574)	(132,934)
Net utility plant	575,684	568,426

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $582 in 2026 and $573 in 2025	1,491	1,500

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $1,760 in 2026 and $1,710 in 2025	7,317	8,572
Unbilled revenues	4,546	3,833
Recoverable income taxes	1,054	1,054
Materials and supplies inventories, at cost	3,168	3,361
Prepaid expenses	2,379	1,621
Total current assets	18,465	18,442

OTHER LONG-TERM ASSETS:
Prepaid pension cost	28,160	27,969
Note receivable	255	255
Deferred regulatory assets	60,671	59,297
Other assets	5,078	4,999
Total other long-term assets	94,164	92,520

Total Assets	$689,804	$680,888

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Mar. 31, 2026	Dec. 31, 2025
STOCKHOLDERS’ EQUITY AND LIABILITIES
COMMON STOCKHOLDERS’ EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 14,458,449 shares in 2026 and 14,446,581 shares in 2025	$140,365	$139,952
Retained earnings	101,915	100,395
Total common stockholders’ equity	242,280	240,347

PREFERRED STOCK, authorized 500,000 shares, no shares issued	–	–

LONG-TERM DEBT	227,058	221,900

COMMITMENTS	–	–

CURRENT LIABILITIES:
Short-term borrowings	10,000	10,000
Current portion of long-term debt	330	330
Accounts payable	7,529	8,423
Dividends payable	3,046	3,032
Accrued compensation and benefits	1,850	1,879
Accrued interest	1,316	2,490
Deferred regulatory liabilities	904	889
Other accrued expenses	664	584
Total current liabilities	25,639	27,627

DEFERRED CREDITS:
Customers’ advances for construction	24,300	22,357
Deferred income taxes	68,734	67,276
Deferred employee benefits	3,567	3,546
Deferred regulatory liabilities	46,337	46,298
Other deferred credits	404	479
Total deferred credits	143,342	139,956

Contributions in aid of construction	51,485	51,058

Total Stockholders’ Equity and Liabilities	$689,804	$680,888

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2026	2025

OPERATING REVENUES:	$20,074	$18,456

OPERATING EXPENSES:
Operation and maintenance	5,993	5,211
Administrative and general	3,543	2,923
Depreciation and amortization	3,659	3,564
Taxes other than income taxes	526	475
	13,721	12,173

Operating income	6,353	6,283

OTHER INCOME (EXPENSES):
Interest on debt	(2,715)	(2,419)
Allowance for funds used during construction	273	185
Other pension costs	130	133
Other income (expenses), net	(72)	(72)
	(2,384)	(2,173)

Income before income taxes	3,969	4,110

Income tax expense (benefit)	(845)	472

Net Income	$4,814	$3,638

Basic Earnings Per Share	$0.33	$0.25

Diluted Earnings Per Share	$0.33	$0.25

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders’ Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended March 31, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2025	14,446,581	$139,952	$100,395	$240,347
Net income	–	–	4,814	4,814
Cash dividends declared, $0.2280 per share	–	–	(3,294)	(3,294)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,868	372	–	372
Stock-based compensation	–	41	–	41
Balance, March 31, 2026	14,458,449	$140,365	$101,915	$242,280

	Common Stock Shares	Common Stock Amount	Retained Earnings	Total

Balance, December 31, 2024	14,386,282	$138,089	$93,103	$231,192
Net income	–	–	3,638	3,638
Cash dividends declared, $0.2192 per share	–	–	(3,154)	(3,154)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	12,385	395	–	395
Stock-based compensation	983	72	–	72
Balance, March 31, 2025	14,399,650	$138,556	$93,587	$232,143

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,814	$3,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,659	3,564
Stock-based compensation	41	72
Decrease in deferred income taxes	(845)	(197)
Other	187	116
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(1,018)	258
Decrease in recoverable income taxes	–	587
Increase in materials and supplies inventories, prepaid expenses, prepaid pension cost, deferred regulatory and other assets	(2,799)	(1,137)
Increase in accounts payable, accrued compensation and benefits, other accrued expenses, deferred employee benefits, deferred regulatory liabilities, and other deferred credits	2,503	240
Decrease in accrued interest and taxes	(1,174)	(1,136)
Net cash provided by operating activities	5,368	6,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $152 in 2026 and $103 in 2025	(9,821)	(9,280)
Acquisitions of wastewater systems	(470)	–
Cash received from surrender of life insurance policies	1,299	–
Net cash used in investing activities	(8,992)	(9,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers’ advances for construction and contributions in aid of construction	2,881	1,565
Repayments of customer advances	(511)	(102)
Proceeds of long-term debt issues	15,690	12,772
Repayments of long-term debt	(10,579)	(6,737)
Changes in cash overdraft position	(949)	(1,470)
Issuance of common stock	372	395
Dividends paid	(3,280)	(3,148)
Net cash provided by financing activities	3,624	3,275

Net change in cash and cash equivalents	–	–
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,664	$3,408
Income taxes	–	35

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $3,809 in 2026 and $6,238 in 2025 for the construction of utility plant.

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Notes to Interim Financial Statements
(In thousands of dollars, except per share amounts)

1.  Basis of Presentation

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such periods.  Because the financial statements cover an interim period, they do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

2.  Acquisitions

On January 28, 2026, the Company completed the acquisition of the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on February 2, 2026.  The acquisition resulted in the addition of approximately 280 wastewater customers with purchase price and acquisition costs of approximately $424.  This acquisition is immaterial to Company results.

On March 30, 2026, the Company completed the acquisition of the wastewater collection and treatment assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on April 1, 2026.  The acquisition resulted in the addition of approximately 100 wastewater customers with purchase price and acquisition costs of approximately $46.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Unbilled Revenue

Accounts receivable are summarized in the following table:

	As of	As of
	Mar. 31, 2026	Dec. 31, 2025	Change

Accounts receivable – customers	$8,908	$8,761	$147
Life insurance receivable	–	1,299	(1,299)
Other receivables	169	222	(53)
	9,077	10,282	(1,205)
Less: allowance for doubtful accounts	(1,760)	(1,710)	(50)
Accounts receivable, net	$7,317	$8,572	$(1,255)

Unbilled revenue	$4,546	$3,833	$713

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

4.  Common Stock and Earnings Per Share

Net income of $4,814 and $3,638 for the three months ended March 31, 2026 and 2025, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months Ended March 31
	2026	2025

Weighted average common shares, basic	14,438,289	14,380,689
Effect of dilutive securities:
Employee stock-based compensation	2,655	2,515
Weighted average common shares, diluted	14,440,944	14,383,204

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time. No shares were repurchased during the three months ended March 31, 2026 and 2025.  As of March 31, 2026, 618,004 shares remain authorized for repurchase.

5.  Debt

For the three months ended March 31, 2026, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, which is summarized in the table below.

	As of Mar. 31, 2026	As of Dec. 31, 2025

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 – 2045	10,000	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	40,000
Committed Line of Credit, due September 2027	37,401	32,290
Total long-term debt	229,771	224,660
Less discount on issuance of long-term debt	(121)	(124)
Less unamortized debt issuance costs	(2,262)	(2,306)
Less current maturities	(330)	(330)
Long-term portion	$227,058	$221,900

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the daily simple Secured Overnight Financing Rate plus a spread adjustment of 11.448 basis points on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap averaged 0.91% and 0.52% for the three months ended March 31, 2026 and 2025, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset or regulatory liability.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $28 and $16 for the three months ended March 31, 2026 and 2025, respectively. The overall swap result was a (gain) loss of $(47) and $114 for the three months ended March 31, 2026 and 2025, respectively.  The Company expects to reclassify $113 before tax from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On July 30, 2025, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of March 31, 2026.  If a violation due to credit rating, or some other default provision, were triggered on March 31, 2026, the Company would have been required to pay the counterparty approximately $411.

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

Description	March 31, 2026	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$404	$404

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of March 31, 2026.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of March 31, 2026.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $7 as of March 31, 2026.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2025 is shown in the table below.

Description	December 31, 2025	Fair Value Measurements at Reporting Date Using Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$479	$479

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $229,771 at March 31, 2026, and $224,660 at December 31, 2025, had an estimated fair value of approximately $206,000 and $207,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at March 31, 2026 of $24,300 and $255, respectively.  At December 31, 2025, customers’ advances for construction and note receivable had carrying values of $22,357 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company was granted approval by the Pennsylvania Public Utility Commission, or PPUC, to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allowed the Company to replace customer-owned service lines at its own initial cost.  The Company recorded the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,093 and $2,087 through March 31, 2026 and December 31, 2025, respectively, and is included as a regulatory asset.  The tariff modification expired on March 8, 2026.  The Company has filed a Lead Service Line Replacement Plan with the PPUC and is awaiting a decision.  If approved, the plan would establish the requirements for, and the associated cost recovery mechanisms related to, the future replacement of customer‑owned lead service lines.

9.  Revenue Recognition

The following table shows the Company’s operating revenues disaggregated by service and customer type.

	Three Months Ended March 31
	2026	2025
Water utility service:
Residential	$10,950	$10,250
Commercial and industrial	5,310	4,936
Fire protection	1,293	1,190
Wastewater utility service:
Residential	1,831	1,582
Commercial and industrial	548	345
Billing and revenue collection services	19	26
Collection services	4	3
Other revenue	19	10
Total Revenue from Contracts with Customers	19,974	18,342
Rents from regulated property	100	114
Total Operating Revenue	$20,074	$18,456

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The DSIC reset to zero when the new base rates took effect March 1, 2026.  The DSIC provided revenues of $279 and $386 for the three months ended March 31, 2026 and 2025, respectively.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months Ended March 31
	2026	2025

Service cost	$130	$133
Interest cost	494	495
Expected return on plan assets	(815)	(767)
Amortization of prior service cost	–	(3)
Rate-regulated adjustment	191	142
Net periodic pension cost	$–	$–

Pension service cost is recorded in operating expenses.  All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2025 that it did not expect to contribute to its pension plans in 2026.  For the three months ended March 31, 2026, no contributions have been made.  The Company does not expect to contribute any amounts in the final three quarters of 2026.

12.  Stock-Based Compensation

The Company has a Long-Term Incentive Plan, or LTIP.  The LTIP was approved by the Company’s shareholders to provide the incentive of long-term stock-based awards to officers, directors, and key employees. The LTIP provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, performance restricted stock grants and units, restricted stock grants and units, and unrestricted stock grants.  The maximum number of shares of common stock subject to awards that may be granted to any participant in any one calendar year is 10,000.  Shares of common stock issued under the LTIP may be treasury shares or authorized but unissued shares.  The LTIP will be administered by the Compensation and Human Capital Committee of the Board, or the full Board, provided that the full Board will administer the LTIP as it relates to awards to non-employee directors of the Company.  The LTIP was originally effective on July 1, 2016 (“2016 LTIP”), and was amended, restated, and renamed the 2025 LTIP effective on May 6, 2025 (“2025 LTIP”).  The Company filed a registration statement with the Securities and Exchange Commission on May 6, 2025 covering the offering of stock under the 2025 LTIP.  The registration statement added 150,000 shares to the 55,786 unissued shares from the 2016 LTIP, which may be issued under the 2025 LTIP over ten years.

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

No long-term stock-based awards were granted under the LTIP during the three months ended March 31, 2026.  No previously issued restricted stock awards vested or were forfeited during the three months ended March 31, 2026.  For the three months ended March 31, 2026 and 2025, the statement of income includes $41 and $72 of stock-based compensation, respectively, and related recognized tax benefits of $11 and $20, respectively.  Total stock-based compensation related to nonvested awards not yet recognized is $349 at March 31, 2026, which will be recognized over the remaining three-year vesting period.

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

The Company’s effective tax rate was (21.3)% and 11.5% for the three months ended March 31, 2026 and 2025, respectively.  The lower effective tax rates are primarily due to higher deductions from the TPR.  The effective tax rate will vary depending on income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

14.  Subsequent Event

On April 17, 2026, the Company closed an underwritten public offering of 1,521,739 shares of its common stock, with an offering price of $28.50 per share.  On April 22, 2026, the Company closed on the full exercise of the underwriters’ option to purchase an additional 228,261 shares of its common stock at the same price.  Huntington Capital Markets acted as sole book-running manager and Seaport Global Securities acted as co-manager for the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of approximately $47,700.  The net proceeds were used to repay the Company’s short-term borrowings under its term loan and borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.  The proceeds and new shares issued have not been reflected in the financial statements for the period ended March 31, 2026.

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
Forward-looking Statements

Certain statements contained in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as “may,” “should,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “objective” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy and future prospects; including, but not limited to:

•	the amount and timing of rate changes and other regulatory matters including the recovery of costs recorded as regulatory assets;
•	expected profitability and results of operations;
•	trends;
•	goals, priorities and plans for, and cost of, growth and expansion;
•	strategic initiatives;
•	availability of water supply;
•	water usage by customers; and
•	the ability to pay dividends on our common stock and the rate of those dividends.

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates and you should not place undue reliance upon such statements, which are based only on information currently available to the Company and speak only as of the date hereof.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

•	changes in weather or climate, including drought conditions or extended periods of heavy precipitation;
•	natural disasters, including pandemics and the effectiveness of the Company’s pandemic response;
•	levels of rate relief granted;
•	the level of commercial and industrial business activity within the Company’s service territory;
•	construction of new housing within the Company’s service territory and increases in population;
•	changes in government policies or regulations, including the tax code, and the impact of government shutdowns;
•	the ability to obtain permits for expansion projects;
•	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
•	changes in economic and business conditions, including interest rates;
•	loss of customers;
•	changes in, or unanticipated, capital requirements, including requirements relating to compliance with increasing environmental and safety regulations;
•	the impact of acquisitions;
•	changes in accounting pronouncements;
•	changes in the Company’s credit rating or the market price of its common stock; and
•	the ability to obtain financing.

General Information

The primary business of the Company is to impound, purify to meet or exceed safe drinking water standards and distribute water.  The Company also owns and operates three wastewater collection systems and thirteen wastewater collection and treatment systems.  The Company operates within its franchised water and wastewater territory, which covers portions of 58 municipalities within four counties in south-central Pennsylvania.  The Company is regulated by the Pennsylvania Public Utility Commission, or PPUC, for both water and wastewater in the areas of billing, payment procedures, dispute processing, terminations, service territory, debt and equity financing and rate setting.  The Company must obtain PPUC approval before changing any practices associated with the aforementioned areas.

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns fifteen wells which are capable of providing a safe yield of approximately 923,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of March 31, 2026, the Company’s average daily availability was 41.1 million gallons, and average daily consumption was approximately 23.1 million gallons.  The Company’s service territory had an estimated population of 214,000 as of December 31, 2025.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended March 31, 2026 Compared
With Three Months Ended March 31, 2025

Net income for the first quarter of 2026 was $4,814, an increase of $1,176, or 32.3%, from net income of $3,638 for the same period of 2025.  The primary contributing factors to the increase were higher operating revenues and lower income taxes, which were partially offset by higher operating expenses and higher interest on debt.

Operating revenues for the first quarter of 2026 increased $1,618, or 8.8%, from $18,456 for the three months ended March 31, 2025 to $20,074 for the corresponding 2026 period.  The primary reason for the increase was a rate increase effective March 1, 2026.  Growth in the customer base also added to revenues.  The average number of water customers served in 2026 increased as compared to 2025 by 998 customers, from 73,186 to 74,184 customers.  The average number of wastewater customers served in 2026 increased as compared to 2025 by 620 customers, from 6,712 to 7,332 customers, primarily due to acquisitions.  The increased revenues were partially offset by a $107 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2026 when the rate order took effect.  Total per capita consumption for 2026 was approximately 2.2% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates, higher summer demand and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, weather patterns, and economic conditions could impact results.

Operating expenses for the first quarter of 2026 increased $1,548, or 12.7%, from $12,173 for the first quarter of 2025 to $13,721 for the corresponding 2026 period.  The increase was primarily due to higher expenses of approximately $398 for distribution system maintenance, $322 for wages and benefits, $198 for insurance, $185 for purchased power, $110 for the provision for uncollectible accounts, $95 for depreciation and amortization, $70 for technology upgrades, $52 for water treatment, and $50 for wastewater treatment.  Other operating expenses increased by a net of $68.  For the remainder of the year, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Weather patterns could further increase operating expenses.

Interest on debt for the first quarter of 2026 increased $296, or 12.2%, from $2,419 for the first quarter of 2025 to $2,715 for the corresponding 2026 period.  The increase was primarily due to an increase in short-term and long-term debt outstanding.  The average debt outstanding under the line of credit and short-term borrowings was $46,725 for the first quarter of 2026 and $19,163 for the first quarter of 2025.  The weighted average interest rate on the line of credit and short-term borrowings was 4.89% for the quarter ended March 31, 2026 and 5.49% for the quarter ended March 31, 2025.  Interest expense for the remainder of the year is expected to decrease after the line of credit was substantially repaid upon the completion of the underwritten common stock offering in April 2026.

Allowance for funds used during construction increased $88, from $185 in the first quarter of 2025 to $273 in the corresponding 2026 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first quarter of 2026 was unchanged as compared to the same period of 2025.  Higher charitable contributions of approximately $12 were offset by higher earnings on life insurance policies of approximately $12.  For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for the first quarter of 2026 decreased $1,317 as compared to the same period of 2025 due to higher deductions for the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (21.3)% for the first quarter of 2026 and 11.5% for the first quarter of 2025.  The Company’s effective tax rate for the remainder of 2026 will largely be determined by the level of eligible asset improvements expensed for tax purposes under TPR.  The Company expects the level to be lower in the remainder of the year than the first quarter, increasing the effective tax rate.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a DSIC or file a rate increase request in 2026.

Acquisitions and Growth

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

Capital Expenditures

For the three months ended March 31, 2026, the Company invested $9,821 in construction expenditures for main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2026 of approximately $38,100 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2026.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2026, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of March 31, 2026, the Company borrowed $37,401 on its line of credit and incurred a cash overdraft on its cash management account of $887.  Upon completion of the underwritten common stock offering in April 2026, the Company substantially repaid its line of credit.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended March 31, 2026, slightly higher revenue levels as compared to the three months ended December 31, 2025, resulted in a slight increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first three months of 2026, the Company generated $5,368 internally from operations as compared to the $6,005 it generated during the first three months of 2025.  The decrease was primarily due to higher interest paid and the timing of cash receipts from customers and payments to vendors.

Common Stock

On April 17, 2026, the Company closed an underwritten public offering of 1,521,739 shares of its common stock, with an offering price of $28.50 per share.  On April 22, 2026, the Company closed on the full exercise of the underwriters’ option to purchase an additional 228,261 shares of its common stock at the same price.  Huntington Capital Markets acted as sole book-running manager and Seaport Global Securities acted as co-manager for the offering.  The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of approximately $47,700.  The net proceeds were used to repay the Company’s short-term borrowings under its term loan and borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

Common stockholders’ equity as a percent of the total capitalization was 51.3% as of March 31, 2026, compared with 51.7% as of December 31, 2025.  Based on the equity percentage falling to near fifty percent, the Company completed the underwritten common stock offering, increasing equity as a percentage of total capitalization.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $10,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of March 31, 2026, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $37,401 in borrowings under its line of credit as of March 31, 2026.  The interest rate on the line of credit borrowing as of March 31, 2026 was 4.84%.  Upon completion of the underwritten common stock offering in April 2026, the Company substantially repaid its line of credit.  The Company expects to extend the maturity for this line of credit into 2028 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability.  It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet anticipated financing needs throughout 2026.

Term Loan
As of March 31, 2026, the Company maintained a $10,000 unsecured, committed term loan.  Interest is payable monthly at an interest rate of SOFR plus 1.35% as established on the first day of each calendar month.  The interest rate on the term loan was 5.02% as of March 31, 2026.  Upon completion of the underwritten common stock offering in April 2026, the Company repaid this term loan.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 48.7% as of March 31, 2026, compared with 48.3% as of December 31, 2025.  Based on the debt percentage nearly reaching fifty percent, the Company completed an underwritten common stock offering in April 2026 and substantially repaid its line of credit, decreasing long-term debt as a percentage of total capitalization.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

The Company has determined there are no uncertain tax positions that require recognition as of March 31, 2026.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allowed the Company to replace customer-owned service lines at its own initial cost.  The Company recorded the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,093 and $2,087 through March 31, 2026 and December 31, 2025, respectively, and is included as a regulatory asset.  The tariff modification expired on March 8, 2026.  The Company has filed a Lead Service Line Replacement Plan with the PPUC and is awaiting a decision.  If approved, the plan would establish the requirements for, and the associated cost recovery mechanisms related to, the future replacement of customer‑owned lead service lines.

Labor Relations

The current union contract expired on April 30, 2026.  Management and the union leadership have agreed to honor the expired contract and continue to work under its terms.  Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Drought

As of April 27, 2026, Pennsylvania state officials maintained a drought watch for 20 counties in Pennsylvania, including York and Lancaster Counties within the Company’s service territory, and a drought warning for 5 counties in Pennsylvania, including Adams and Franklin Counties within the Company’s service territory.  The watch calls for a voluntary reduction in nonessential water use of 5 to 10 percent and the warning calls for a voluntary reduction in nonessential water use of 10 to 15 percent.  These measures could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended March 31, 2026.

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

During the quarter ended March 31, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE YORK WATER COMPANY

/s/ Joseph T. Hand
Date: May 5, 2026	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: May 5, 2026	Matthew E. Poff Principal Financial and Accounting Officer