Form 10-Q
period 2026-06-30
YORK WATER CO
filed 2026-08-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No par value	16,228,581 Shares outstanding as of August 6, 2026

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2026	Dec. 31, 2025

ASSETS
UTILITY PLANT, at original cost	$735,857	$711,121
Plant acquisition adjustments	(10,006)	(9,761)
Accumulated depreciation	(139,287)	(132,934)
Net utility plant	586,564	568,426

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $590 in 2026 and $573 in 2025	1,491	1,500

CURRENT ASSETS:
Cash and cash equivalents	555	1
Accounts receivable, net of reserves of $1,860 in 2026 and $1,710 in 2025	8,639	8,572
Unbilled revenues	4,501	3,833
Recoverable income taxes	1,054	1,054
Materials and supplies inventories, at cost	3,243	3,361
Prepaid expenses	2,075	1,621
Total current assets	20,067	18,442

OTHER LONG-TERM ASSETS:
Prepaid pension cost	28,352	27,969
Note receivable	248	255
Deferred regulatory assets	62,140	59,297
Other assets	5,105	4,999
Total other long-term assets	95,845	92,520

Total Assets	$703,967	$680,888

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Jun. 30, 2026	Dec. 31, 2025

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 16,227,737 shares in 2026 and 14,446,581 shares in 2025	$188,444	$139,952
Retained earnings	105,832	100,395
Total common stockholders' equity	294,276	240,347

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT	189,364	221,900

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	-	10,000
Current portion of long-term debt	340	330
Accounts payable	9,337	8,423
Dividends payable	3,453	3,032
Accrued compensation and benefits	2,106	1,879
Accrued interest	2,483	2,490
Deferred regulatory liabilities	937	889
Other accrued expenses	504	584
Total current liabilities	19,160	27,627

DEFERRED CREDITS:
Customers' advances for construction	27,953	22,357
Deferred income taxes	71,258	67,276
Deferred employee benefits	3,586	3,546
Deferred regulatory liabilities	46,379	46,298
Other deferred credits	299	479
Total deferred credits	149,475	139,956

Contributions in aid of construction	51,692	51,058

Total Stockholders' Equity and Liabilities	$703,967	$680,888

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2026	2025	2026	2025

OPERATING REVENUES:	$23,515	$19,199	$43,589	$37,655

OPERATING EXPENSES:
Operation and maintenance	5,953	4,823	11,946	10,034
Administrative and general	3,617	3,338	7,160	6,261
Depreciation and amortization	3,654	3,506	7,313	7,070
Taxes other than income taxes	483	446	1,009	921
	13,707	12,113	27,428	24,286

Operating income	9,808	7,086	16,161	13,369

OTHER INCOME (EXPENSES):
Interest on debt	(2,282)	(2,521)	(4,997)	(4,940)
Allowance for funds used during construction	333	191	606	376
Other pension costs	130	132	260	265
Other income (expenses), net	(208)	(203)	(280)	(275)
	(2,027)	(2,401)	(4,411)	(4,574)

Income before income taxes	7,781	4,685	11,750	8,795

Income tax expense (benefit)	166	(367)	(679)	105

Net Income	$7,615	$5,052	$12,429	$8,690

Basic Earnings Per Share	$0.49	$0.35	$0.82	$0.60

Diluted Earnings Per Share	$0.49	$0.35	$0.82	$0.60

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended June 30, 2026 and 2025

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, March 31, 2026	14,458,449	$140,365	$101,915	$242,280
Net income	-	-	7,615	7,615
Cash dividends declared, $0.2280 per share	-	-	(3,698)	(3,698)
Issuance of common stock	1,750,000	47,634	-	47,634
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	12,653	370	-	370
Stock-based compensation	6,635	75	-	75
Balance, June 30, 2026	16,227,737	$188,444	$105,832	$294,276

Balance, December 31, 2025	14,446,581	$139,952	$100,395	$240,347
Net income	-	-	12,429	12,429
Cash dividends declared, $0.4560 per share	-	-	(6,992)	(6,992)
Issuance of common stock	1,750,000	47,634	-	47,634
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	24,521	742	-	742
Stock-based compensation	6,635	116	-	116
Balance, June 30, 2026	16,227,737	$188,444	$105,832	$294,276

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, March 31, 2025	14,399,650	$138,556	$93,587	$232,143
Net income	-	-	5,052	5,052
Cash dividends declared, $0.2192 per share	-	-	(3,159)	(3,159)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	13,412	417	-	417
Stock-based compensation	7,257	98	-	98
Balance, June 30, 2025	14,420,319	$139,071	$95,480	$234,551

Balance, December 31, 2024	14,386,282	$138,089	$93,103	$231,192
Net income	-	-	8,690	8,690
Cash dividends declared, $0.4384 per share	-	-	(6,313)	(6,313)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	25,797	812	-	812
Stock-based compensation	8,240	170	-	170
Balance, June 30, 2025	14,420,319	$139,071	$95,480	$234,551

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Six Months
	Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,429	$8,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,313	7,070
Stock-based compensation	116	170
Decrease in deferred income taxes	(679)	(155)
Other	389	244
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(2,596)	(440)
Increase in recoverable income taxes	-	(237)
Increase in materials and supplies inventories, prepaid expenses, prepaid pension cost, deferred regulatory and other assets	(4,702)	(3,319)
Increase in accounts payable, accrued compensation and benefits, other accrued expenses, deferred employee benefits, deferred regulatory liabilities, and other deferred credits	4,978	1,587
Decrease in accrued interest	(7)	(7)
Net cash provided by operating activities	17,241	13,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $339 in 2026 and $210 in 2025	(21,102)	(22,182)
Acquisitions of wastewater systems	(470)	-
Decrease in note receivable	7	-
Cash received from surrender of life insurance policies	1,299	-
Net cash used in investing activities	(20,266)	(22,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	6,851	2,984
Repayments of customer advances	(621)	(247)
Proceeds of long-term debt issues	25,290	26,423
Repayments of long-term debt	(57,910)	(13,692)
Repayments under short-term agreements	(10,000)	-
Changes in cash overdraft position	(1,836)	(1,393)
Issuance of common stock	48,376	812
Dividends paid	(6,571)	(6,308)
Net cash provided by financing activities	3,579	8,579

Net change in cash and cash equivalents	554	-
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$555	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,698	$4,588
Income taxes	-	470

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $6,386 in 2026 and $5,016 in 2025 for the construction of utility plant.

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

2.  Acquisitions

On January 28, 2026, the Company completed the acquisition of the wastewater collection and treatment assets of CMV Sewage Co., Inc. in Chanceford Township, York County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on February 2, 2026.  The acquisition resulted in the addition of approximately 280 wastewater customers with purchase price and acquisition costs of approximately $417, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $46 and will seek approval from the Pennsylvania Public Utility Commission, or PPUC, to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

On March 30, 2026, the Company completed the acquisition of the wastewater collection and treatment assets of Pine Run Retirement Community in Hamilton Township, Adams County, Pennsylvania.  The Company began operating the existing wastewater collection and treatment assets on April 1, 2026.  The acquisition resulted in the addition of approximately 100 wastewater customers with purchase price and acquisition costs of approximately $53, which is less than the depreciated original cost of the assets.  The Company recorded a negative acquisition adjustment of $237 and will seek approval from the PPUC to amortize the acquisition adjustment over the remaining life of the acquired assets.  This acquisition is immaterial to Company results.

3.  Accounts Receivable and Unbilled Revenue

Accounts receivable are summarized in the following table:

	As of	As of
	Jun. 30, 2026	Dec. 31, 2025	Change

Accounts receivable – customers	$10,245	$8,761	$1,484
Life insurance receivable	-	1,299	(1,299)
Other receivables	254	222	32
	10,499	10,282	217
Less allowance for doubtful accounts	(1,860)	(1,710)	(150)
Accounts receivable, net	$8,639	$8,572	$67

Unbilled revenue	$4,501	$3,833	$668

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

4.  Common Stock and Earnings Per Share

Net income of $7,615 and $5,052 for the three months ended June 30, 2026 and 2025, respectively, and $12,429 and $8,690 for the six months ended June 30, 2026 and 2025, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2026	2025	2026	2025

Weighted average common shares, basic	15,883,488	14,396,648	15,164,880	14,388,712
Effect of dilutive securities:
Employee stock-based compensation	297	-	297	-
Weighted average common shares, diluted	15,883,785	14,396,648	15,165,177	14,388,712

On April 17, 2026, the Company closed an underwritten public offering of 1,521,739 shares of its common stock, with an offering price of $28.50 per share. On April 22, 2026, the Company closed on the full exercise of the underwriters’ option to purchase an additional 228,261 shares of its common stock at the same price. Huntington Capital Markets acted as sole book-running manager and Seaport Global Securities acted as co-manager for the offering. The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of $47,634. The net proceeds were used to repay the Company’s short-term borrowings under its term loan and borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or six months ended June 30, 2026 and 2025.  As of June 30, 2026 618,004 shares remain authorized for repurchase.

5.  Debt

For the six months ended June 30, 2026, the Company did not enter into any new long-term debt arrangements or modify its outstanding long-term debt, which is summarized in the table below.

	As of	As of
	June 30, 2026	December 31, 2025

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 – 2045	9,670	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	40,000
Committed Line of Credit, due September 2027	-	32,290
Total long-term debt	192,040	224,660
Less discount on issuance of long-term debt	(118)	(124)
Less unamortized debt issuance costs	(2,218)	(2,306)
Less current maturities	(340)	(330)
Long-term portion	$189,364	$221,900

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the daily simple Secured Overnight Financing Rate plus a spread adjustment of 11.448 basis points on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap averaged 0.96% and 0.54% for the three months ended June 30, 2026 and 2025, respectively, and 0.93% and 0.53% for the six months ended June 30, 2026 and 2025, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset or regulatory liability.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $28 and $16 for the three months ended June 30, 2026 and 2025, respectively, and $56 and $32 for the six months ended June 30, 2026 and 2025, respectively. The overall swap result was a (gain) loss of $(78) and $55 for the three months ended June 30, 2026 and 2025, respectively, and $(125) and $169 for the six months ended June 30, 2026 and 2025, respectively.  The Company expects to reclassify $92 before tax from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On June 30, 2026, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of June 30, 2026.  If a violation due to credit rating, or some other default provision, were triggered on June 30, 2026, the Company would have been required to pay the counterparty approximately $311.

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

		Fair Value Measurements
		at Reporting Date Using
Description	June 30, 2026	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$299	$299

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of June 30, 2026.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of June 30, 2026.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $12 as of June 30, 2026.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2025 is shown in the table below.

		Fair Value Measurements
		at Reporting Date Using
Description	December 31, 2025	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$479	$479

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $192,040 at June 30, 2026, and $224,660 at December 31, 2025, had an estimated fair value of approximately $169,000 and $207,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at June 30, 2026 of $27,953 and $248, respectively.  At December 31, 2025, customers’ advances for construction and note receivable had carrying values of $22,357 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allowed the Company to replace customer-owned service lines at its own initial cost.  The Company recorded the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,093 and $2,087 through June 30, 2026 and December 31, 2025, respectively, and is included as a regulatory asset.  The tariff modification expired on March 8, 2026.  The Company has filed a Lead Service Line Replacement Plan with the PPUC and is awaiting a decision. If approved, the plan would establish the requirements for, and the associated cost recovery mechanisms related to, the future replacement of customer‑owned lead service lines.

9.  Revenue Recognition

The following table shows the Company’s operating revenues disaggregated by service and customer type.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2026	2025	2026	2025
Water utility service:
Residential	$12,727	$10,626	$23,677	$20,876
Commercial and industrial	6,553	5,214	11,863	10,150
Fire protection	1,371	1,214	2,664	2,404
Wastewater utility service:
Residential	2,274	1,614	4,105	3,196
Commercial and industrial	385	349	933	694
Billing and revenue collection services	20	17	39	43
Collection services	21	30	25	33
Other revenue	57	19	76	29
Total Revenue from Contracts with Customers	23,408	19,083	43,382	37,425
Rents from regulated property	107	116	207	230
Total Operating Revenue	$23,515	$19,199	$43,589	$37,655

Utility Service
The Company provides utility service as a distinct and single performance obligation to each of its water and wastewater customers.  The transaction price is detailed in the tariff pursuant to an order by the PPUC and made publicly available.  There is no variable consideration and no free service, special rates, or subnormal charges to any customer.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied over time through the continuous provision of utility service through a stand-ready obligation to perform and the transfer of water or the collection of wastewater through a series of distinct transactions that are identical in nature and have the same pattern of transfer to the customer.  The Company uses an output method to recognize the utility service revenue over time.  The stand-ready obligation is recognized through the passage of time in the form of a fixed charge and the transfer of water or the collection of wastewater is recognized at a per unit rate based on the actual or estimated flow through the meter.  The Company has a low-income bill discount program pursuant to an order by the PPUC whereby a limited number of qualified low-income water customers are not billed the fixed charge.  Each customer is invoiced every month and the invoice is due within twenty days.  The utility service has no returns or warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no performance obligations remain unsatisfied as of the end of the reporting period.  A contract asset for unbilled revenue is recognized for the passage of time and the actual or estimated usage from the latest meter reading to the end of the accounting period.  The methodology is standardized and consistently applied to reduce bias and the need for judgment.

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

Service Line Protection Plan
The Company provides service line protection as a distinct and single performance obligation to current water customers that choose to participate.  The transaction price is detailed in the plan’s terms and conditions and made publicly available.  There is no variable consideration.  Due to the fact that the contract includes a single performance obligation, no judgment is required to allocate the transaction price.  The performance obligation is satisfied over time through the continuous provision of service line protection through a stand-ready obligation to perform.  The Company uses an output method to recognize the service line protection revenue over time.  The stand-ready obligation is recognized through the passage of time.  A customer has a choice to prepay for an entire year or to pay in advance each month.  The service line protection plan has no returns or extended warranties associated with it.  No revenue is recognized from performance obligations satisfied in prior periods and no material performance obligations remain unsatisfied as of the end of the reporting period.  The Company has suspended its service line protection plan and has partnered with a third-party vendor that provides homeowners with repair services for domestic infrastructure and related systems.  Under this arrangement, the third-party vendor is solely responsible for administering the program and providing services to participating customers. The Company earns a commission based on fees received by the third-party vendor from customers referred by the Company.  As of June 30, 2026, the Company had not recognized any commission revenue related to this arrangement. Commission revenue will be recognized as earned in accordance with the terms of the agreement. The Company has determined that it acts as an agent in the arrangement and therefore recognizes revenue on a net basis equal to the commission earned.  Management does not expect this change in business operations to have a material impact on the Company's revenue, results of operations, or cash flows.

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The DSIC reset to zero when the new base rates took effect March 1, 2026.  The DSIC provided revenues of $0 and $531 for the three months ended June 30, 2026 and 2025, respectively, and $279 and $917 for the six months ended June 30, 2026 and 2025, respectively.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months		Six Months
	Ended June 30		Ended June 30
	2026	2025	2026	2025

Service cost	$130	$132	$260	$265
Interest cost	493	496	987	991
Expected return on plan assets	(815)	(767)	(1,630)	(1,534)
Amortization of prior service credit	-	(3)	-	(6)
Rate-regulated adjustment	192	142	383	284
Net periodic pension cost	$-	$-	$-	$-

Pension service cost is recorded in operating expenses. All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2025 that it did not expect to contribute to its pension plans in 2026.  For the six months ended June 30, 2026, no contributions have been made.  The Company does not expect to contribute any amounts in the final two quarters of 2026.

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

On May 4, 2026, the Board awarded stock to non-employee directors effective May 4, 2026. This stock award vested immediately. On May 4, 2026, the Compensation and Human Capital Committee awarded restricted stock to officers and key employees effective May 4, 2026. The stock award vests ratably over three years beginning May 4, 2026.

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

The following tables summarize the stock grant amounts and activity for the six months ended June 30, 2026.

		Grant Date Weighted
	Number of Shares	Average Fair Value
Nonvested at beginning of the period	9,653	$36.11
Granted	6,804	$29.14
Vested	(5,568)	$35.55
Forfeited	(169)	$34.58
Nonvested at end of the period	10,720	$32.00

For the three months ended June 30, 2026 and 2025, the statement of income includes $75 and $98 of stock-based compensation, respectively, and related recognized tax benefits of $20 and $26, respectively.  For the six months ended June 30, 2026 and 2025, the statement of income includes $116 and $170 of stock-based compensation, respectively, and related recognized tax benefits of $31 and $46, respectively.  Total stock-based compensation related to nonvested awards not yet recognized is $343 at June 30, 2026, which will be recognized over the remaining three-year vesting period.

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

The Company’s effective tax rate was 2.1% and (7.8)% for the three months ended June 30, 2026 and 2025, respectively, and (5.8)% and 1.2% for the six months ended June 30, 2026 and 2025, respectively.  The effective tax rate will vary depending on income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

Forward-looking Statements

Certain statements contained in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as “may,” “should,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “objective” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include certain information relating to the Company’s business strategy and future prospects; including, but not limited to:

●	the amount and timing of rate changes and other regulatory matters including the recovery of costs recorded as regulatory assets;
●	expected profitability and results of operations;
●	trends;
●	goals, priorities and plans for, and cost of, growth and expansion;
●	strategic initiatives;
●	availability of water supply;
●	water usage by customers; and
●	the ability to pay dividends on our common stock and the rate of those dividends.

The forward-looking statements in this report reflect what the Company currently anticipates will happen.  What actually happens could differ materially from what it currently anticipates and you should not place undue reliance upon such statements, which are based only on information currently available to the Company and speak only as of the date hereof.  The Company does not intend to make a public announcement when forward-looking statements in this report are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.  Important matters that may affect what will actually happen include, but are not limited to:

●	changes in weather or climate, including drought conditions or extended periods of heavy precipitation;
●	natural disasters, including pandemics and the effectiveness of the Company’s pandemic response;
●	levels of rate relief granted;
●	the level of commercial and industrial business activity within the Company’s service territory;
●	construction of new housing within the Company’s service territory and increases in population;
●	changes in government policies or regulations, including the tax code, and the impact of government shutdowns;
●	the ability to obtain permits for expansion projects;
●	material changes in demand from customers, including the impact of conservation efforts which may impact the demand of customers for water;
●	changes in economic and business conditions, including interest rates;
●	loss of customers;
●	changes in, or unanticipated, capital requirements, including requirements relating to compliance with increasing environmental and safety regulations;
●	the impact of acquisitions;
●	changes in accounting pronouncements;
●	changes in the Company’s credit rating or the market price of its common stock; and
●	the ability to obtain financing.

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

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns fifteen wells which are capable of providing a safe yield of approximately 923,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of June 30, 2026, the Company’s average daily availability was 41.1 million gallons, and average daily consumption was approximately 23.2 million gallons.  The Company’s service territory had an estimated population of 214,000 as of December 31, 2025.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended June 30, 2026 Compared
With Three Months Ended June 30, 2025

Net income for the second quarter of 2026 was $7,615, an increase of $2,563, or 50.7%, from net income of $5,052 for the same period of 2025. The primary contributing factors to the increase were higher operating revenues, which were partially offset by higher operating expenses and income taxes.

Operating revenues for the second quarter of 2026 increased $4,316, or 22.5%, from $19,199 for the second quarter of 2025 to $23,515 for the corresponding 2026 period. The primary reason for the increase was a rate increase effective March 1, 2026. Growth in the customer base also added to revenues. The average number of water customers served in 2026 increased as compared to 2025 by 876 customers, from 73,459 to 74,335 customers. The average number of wastewater customers served in 2026 increased as compared to 2025 by 643 customers, from 7,017 to 7,660 customers, primarily due to acquisitions. The increased revenues were partially offset by a $531 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC. The DSIC reset to zero on March 1, 2026 when the rate order took effect.  Total per capita consumption for 2026 was approximately 2.7% lower than the same period of last year.

Operating expenses for the second quarter of 2026 increased $1,594, or 13.2%, from $12,113 for the second quarter of 2025 to $13,707 for the corresponding 2026 period. The increase was primarily due to higher expenses of approximately $529 for distribution system maintenance, $386 for wages and benefits, $249 for wastewater treatment, $154 for purchased power, $148 for depreciation and amortization, and $137 for the provision for uncollectible accounts. Other operating expenses decreased by a net of $9.

Interest on debt for the second quarter of 2026 decreased $239, or 9.5%, from $2,521 for the second quarter of 2025 to $2,282 for the corresponding 2026 period. The decrease was primarily due to a decrease in short-term and long-term debt outstanding. Upon the completion of the underwritten common stock offering in April 2026, the Company repaid its term loan and line of credit.  The average debt outstanding under the short-term borrowings and line of credit was $9,326 for the second quarter of 2026 and $25,762 for the second quarter of 2025. The weighted average interest rate on the line of credit and short-term borrowings was 3.92% for the quarter ended June 30, 2026 and 5.49% for the quarter ended June 30, 2025.

Allowance for funds used during construction increased $142, from $191 in the second quarter of 2025 to $333 in the corresponding 2026 period due to a higher volume of eligible construction.

Income tax expense for the second quarter of 2026 increased $533 as compared to the same period of 2025 due to higher taxable income.  The Company’s effective tax rate was 2.1% for the second quarter of 2026 and (7.8)% for the second quarter of 2025.

Six Months Ended June 30, 2026 Compared
With Six Months Ended June 30, 2025

Net income for the first six months of 2026 was $12,429, an increase of $3,739, or 43.0%, from net income of $8,690 for the same period of 2025.  The primary contributing factors to the increase were higher operating revenues and lower income taxes, which were partially offset by higher operating expenses.

Operating revenues for the first six months of 2026 increased $5,934, or 15.8%, from $37,655 for the six months ended June 30, 2025 to $43,589 for the corresponding 2026 period.  The primary reason for the increase was a rate increase effective March 1, 2026. Growth in the customer base also added to revenues. The average number of water customers served in 2026 increased as compared to 2025 by 938 customers, from 73,322 to 74,260 customers. The average number of wastewater customers served in 2026 increased as compared to 2025 by 631 customers, from 6,865 to 7,496 customers, primarily due to acquisitions. The increased revenues were partially offset by a $638 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC. The DSIC reset to zero on March 1, 2026 when the rate order took effect. Total per capita consumption for 2026 was approximately 2.5% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates, higher summer demand and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory. Other regulatory actions, drought warnings or restrictions, weather patterns, and economic conditions could impact results.

Operating expenses for the first six months of 2026 increased $3,142, or 12.9%, from $24,286 for the first six months of 2025 to $27,428 for the corresponding 2026 period.  The increase was primarily due to higher expenses of approximately $927 for distribution system maintenance, $708 for wages and benefits, $339 for purchased power, $299 for wastewater treatment, $252 for insurance, $247 for the provision for uncollectible accounts, and $243 for depreciation and amortization. Other operating expenses increased by a net of $127. For the remainder of the year, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise. Weather patterns could further increase operating expenses.

Interest on debt for the first six months of 2026 increased $57, or 1.2%, from $4,940 for the first six months of 2025 to $4,997 for the corresponding 2026 period.  The increase was primarily due to an increase in short-term and long-term debt outstanding.  The average debt outstanding under the short-term borrowings and line of credit was $27,922 for the first six months of 2026 and $22,481 for the first six months of 2025.  The weighted average interest rate on the line of credit was 4.40% for the six months ended June 30, 2026 and 5.49% for the six months ended June 30, 2025.  Interest expense for the remainder of the year is expected to decrease due to the repayment of the term loan and line of credit upon the completion of the underwritten common stock offering in April 2026.

Allowance for funds used during construction increased $230, from $376 in the first six months of 2025 to $606 in the corresponding 2026 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first six months of 2026 reflects increased expenses of $5 as compared to the same period of 2025. Higher charitable contributions of approximately $20 were offset by higher earnings on life insurance policies of approximately $15. For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for the first six months of 2026 decreased $784 as compared to the same period of 2025 due to higher deductions for the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was (5.8)% for the first six months of 2026 and 1.2% for the first six months of 2025.  The Company’s effective tax rate for the remainder of 2025 will be largely determined by the level of eligible asset improvements expensed for tax purposes under IRS TPR each period. The Company expects the level to be lower in the remainder of the year than the first six months, increasing the effective tax rate

Rate Matters

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

Capital Expenditures

For the six months ended June 30, 2026, the Company invested $21,102 in construction expenditures for main extensions, wastewater treatment plant construction, and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2026 of approximately $26,800 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2026.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2026 and 2027, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of June 30, 2026, the Company had no borrowings on its line of credit and had a cash balance of $555.  Upon completion of the underwritten common stock offering in April 2026, the Company repaid its line of credit and generated a cash balance.  The Company expects the cash balance to be fully utilized in 2026, after which the cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended June 30, 2026, higher revenue levels as compared to the three months ended December 31, 2025, resulted in an increase in accounts receivable – customers.  A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first six months of 2026, the Company generated $17,241 internally from operations as compared to the $13,603 it generated during the first six months of 2025.  The increase was primarily due to higher net income.

Common Stock

On April 17, 2026, the Company closed an underwritten public offering of 1,521,739 shares of its common stock, with an offering price of $28.50 per share. On April 22, 2026, the Company closed on the full exercise of the underwriters’ option to purchase an additional 228,261 shares of its common stock at the same price. Huntington Capital Markets acted as sole book-running manager and Seaport Global Securities acted as co-manager for the offering. The Company received net proceeds in the offering, after deducting offering expenses and underwriters’ discounts and commissions, of $47,634. The net proceeds were used to repay the Company’s short-term borrowings under its term loan and borrowings under its line of credit agreement incurred to fund capital expenditures and acquisitions, and for general corporate purposes.

Common stockholders’ equity as a percent of the total capitalization was 60.5% as of June 30, 2026, compared with 51.7% as of December 31, 2025.  Based on the equity percentage falling to near fifty percent, the Company completed the underwritten common stock offering, increasing equity as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $10,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of June 30, 2026, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had no borrowings under its line of credit as of June 30, 2026.  Upon completion of the underwritten common stock offering in April 2026, the Company repaid its line of credit.  The Company expects to extend the maturity for this line of credit into 2028 under similar terms and conditions.

The Company has taken steps to manage the risk of reduced credit availability. It has established a committed line of credit with a 2-year revolving maturity that cannot be called on demand.  There is no guarantee that the Company will be able to obtain sufficient lines of credit with favorable terms in the future.  If the Company is unable to obtain sufficient lines of credit or to refinance its line of credit borrowings with long-term debt or equity when necessary, it may have to eliminate or postpone capital expenditures.  Management believes the Company will have adequate capacity under its current line of credit to meet anticipated financing needs throughout 2026 and 2027.

Term Loan
The Company maintained a $10,000 unsecured, committed term loan.  Interest was payable monthly at an interest rate of SOFR plus 1.35% as established on the first day of each calendar month.  Upon completion of the underwritten common stock offering in April 2026, the Company repaid this term loan.

Long-term Debt
The Company’s loan agreements contain various covenants and restrictions.  Management believes it is currently in compliance with all of these restrictions.  See Note 6 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these restrictions.

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 39.5% as of June 30, 2026, compared with 48.3% as of December 31, 2025.  Based on the debt percentage nearly reaching fifty percent, the Company completed an underwritten common stock offering in April 2026 and repaid its line of credit, decreasing long-term debt as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

The Company has determined there are no uncertain tax positions that require recognition as of June 30, 2026.

Credit Rating
On June 30, 2026, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, which it has been successful in obtaining, its ability to fund capital expenditures in a balanced manner using both debt and equity and its ability to generate cash flow.  The Company’s objectives are to continue to maximize its funds provided by operations and maintain a strong capital structure in order to be able to attract capital.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allowed the Company to replace customer-owned service lines at its own initial cost.  The Company recorded the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,093 and $2,087 through June 30, 2026 and December 31, 2025, respectively, and is included as a regulatory asset.  The tariff modification expired on March 8, 2026.  The Company has filed a Lead Service Line Replacement Plan with the PPUC and is awaiting a decision. If approved, the plan would establish the requirements for, and the associated cost recovery mechanisms related to, the future replacement of customer‑owned lead service lines.

Labor Relations

The current union contract expired on April 30, 2026. Management and the union leadership have agreed to honor the expired contract and continue to work under its terms. Both sides are negotiating in good faith and the Company expects to reach an operationally and fiscally responsible agreement with no interruption of service.

Drought

As of June 29, 2026, Pennsylvania state officials maintained a drought watch for 11 counties in Pennsylvania, including York and Adams Counties within the Company’s service territory, and a drought warning for 8 counties in Pennsylvania, including Franklin and Lancaster Counties within the Company’s service territory. The watch calls for a voluntary reduction in nonessential water use of 5 to 10 percent and the warning calls for a voluntary reduction in nonessential water use of 10 to 15 percent. These measures could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended June 30, 2026.

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

During the quarter ended June 30, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE YORK WATER COMPAN

/s/ Joseph T. Hand
Date: August 6, 2026	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: August 6, 2026	Matthew E. Poff Principal Financial and Accounting Officer