Form 10-Q
period 2026-09-30
YORK WATER CO
filed 2026-11-06
CIK 108985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No par value	16,241,275 Shares outstanding as of November 6, 2026

THE YORK WATER COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2026	Dec. 31, 2025

ASSETS
UTILITY PLANT, at original cost	$750,180	$711,121
Plant acquisition adjustments	(9,965)	(9,761)
Accumulated depreciation	(141,982)	(132,934)
Net utility plant	598,233	568,426

OTHER PHYSICAL PROPERTY, net of accumulated depreciation of $599 in 2026 and $573 in 2025	1,482	1,500

CURRENT ASSETS:
Cash and cash equivalents	1	1
Accounts receivable, net of reserves of $2,000 in 2026 and $1,710 in 2025	9,235	8,572
Unbilled revenues	4,558	3,833
Recoverable income taxes	626	1,054
Materials and supplies inventories, at cost	3,153	3,361
Prepaid expenses	2,287	1,621
Total current assets	19,860	18,442

OTHER LONG-TERM ASSETS:
Prepaid pension cost	28,543	27,969
Note receivable	213	255
Deferred regulatory assets	62,830	59,297
Other assets	5,191	4,999
Total other long-term assets	96,777	92,520

Total Assets	$716,352	$680,888

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Balance Sheets (Unaudited)
(In thousands of dollars, except per share amounts)

	Sep. 30, 2026	Dec. 31, 2025

STOCKHOLDERS' EQUITY AND LIABILITIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, no par value, authorized 46,500,000 shares, issued and outstanding 16,239,135 shares in 2026 and 14,446,581 shares in 2025	$188,829	$139,952
Retained earnings	109,940	100,395
Total common stockholders' equity	298,769	240,347

PREFERRED STOCK, authorized 500,000 shares, no shares issued	-	-

LONG-TERM DEBT	194,260	221,900

COMMITMENTS	-	-

CURRENT LIABILITIES:
Short-term borrowings	-	10,000
Current portion of long-term debt	340	330
Accounts payable	9,515	8,423
Dividends payable	3,475	3,032
Accrued compensation and benefits	2,138	1,879
Accrued interest	1,317	2,490
Deferred regulatory liabilities	985	889
Other accrued expenses	522	584
Total current liabilities	18,292	27,627

DEFERRED CREDITS:
Customers' advances for construction	29,315	22,357
Deferred income taxes	73,476	67,276
Deferred employee benefits	3,610	3,546
Deferred regulatory liabilities	46,422	46,298
Other deferred credits	119	479
Total deferred credits	152,942	139,956

Contributions in aid of construction	52,089	51,058

Total Stockholders' Equity and Liabilities	$716,352	$680,888

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Income (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2026	2025	2026	2025

OPERATING REVENUES:	$24,333	$20,361	$67,922	$58,016

OPERATING EXPENSES:
Operation and maintenance	6,073	5,364	18,019	15,398
Administrative and general	3,607	3,070	10,767	9,331
Depreciation and amortization	3,677	3,568	10,990	10,638
Taxes other than income taxes	441	445	1,450	1,366
	13,798	12,447	41,226	36,733

Operating income	10,535	7,914	26,696	21,283

OTHER INCOME (EXPENSES):
Interest on debt	(2,199)	(2,615)	(7,196)	(7,555)
Allowance for funds used during construction	443	218	1,049	594
Other pension costs	130	133	390	398
Other income (expenses), net	(95)	(32)	(375)	(307)
	(1,721)	(2,296)	(6,132)	(6,870)

Income before income taxes	8,814	5,618	20,564	14,413

Income tax expense (benefit)	1,005	(583)	326	(478)

Net Income	$7,809	$6,201	$20,238	$14,891

Basic Earnings Per Share	$0.48	$0.43	$1.30	$1.03

Diluted Earnings Per Share	$0.48	$0.43	$1.30	$1.03

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Common Stockholders' Equity (Unaudited)
(In thousands of dollars, except per share amounts)
For the Periods Ended September 30, 2026 and 2025

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, June 30, 2026	16,227,737	$188,444	$105,832	$294,276
Net income	-	-	7,809	7,809
Cash dividends declared, $0.2280 per share	-	-	(3,701)	(3,701)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	11,398	342	-	342
Stock-based compensation	-	43	-	43
Balance, September 30, 2026	16,239,135	$188,829	$109,940	$298,769

Balance, December 31, 2025	14,446,581	$139,952	$100,395	$240,347
Net income	-	-	20,238	20,238
Cash dividends declared, $0.6840 per share	-	-	(10,693)	(10,693)
Issuance of common stock	1,750,000	47,634	-	47,634
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	35,919	1,084	-	1,084
Stock-based compensation	6,635	159	-	159
Balance, September 30, 2026	16,239,135	$188,829	$109,940	$298,769

	Common	Common
	Stock	Stock	Retained
	Shares	Amount	Earnings	Total

Balance, June 30, 2025	14,420,319	$139,071	$95,480	$234,551
Net income	-	-	6,201	6,201
Cash dividends declared, $0.2192 per share	-	-	(3,162)	(3,162)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	13,168	390	-	390
Stock-based compensation	(12)	41	-	41
Balance, September 30, 2025	14,433,475	$139,502	$98,519	$238,021

Balance, December 31, 2024	14,386,282	$138,089	$93,103	$231,192
Net income	-	-	14,891	14,891
Cash dividends declared, $0.6576 per share	-	-	(9,475)	(9,475)
Issuance of common stock under dividend reinvestment, direct stock and employee stock purchase plans	38,965	1,202	-	1,202
Stock-based compensation	8,228	211	-	211
Balance, September 30, 2025	14,433,475	$139,502	$98,519	$238,021

The accompanying notes are an integral part of these statements.

THE YORK WATER COMPANY

Statements of Cash Flows (Unaudited)
(In thousands of dollars, except per share amounts)

	Nine Months
	Ended September 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,238	$14,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,990	10,638
Stock-based compensation	159	211
Decrease in deferred income taxes	(145)	(482)
Other	592	344
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenues	(3,602)	(893)
(Increase) decrease in recoverable income taxes	428	(466)
Increase in materials and supplies inventories, prepaid expenses, prepaid pension cost, deferred regulatory and other assets	(6,401)	(6,471)
Increase in accounts payable, accrued compensation and benefits, other accrued expenses, deferred employee benefits, deferred regulatory liabilities, and other deferred credits	6,737	4,830
Decrease in accrued interest	(1,173)	(1,170)
Net cash provided by operating activities	27,823	21,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Utility plant additions, including debt portion of allowance for funds used during construction of $586 in 2026 and $332 in 2025	(36,233)	(37,102)
Acquisitions of wastewater systems	(470)	-
Decrease in note receivable	42	-
Cash received from surrender of life insurance policies	1,299	-
Net cash used in investing activities	(35,362)	(37,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customers' advances for construction and contributions in aid of construction	9,463	4,006
Repayments of customer advances	(1,474)	(574)
Proceeds of long-term debt issues	39,502	43,712
Repayments of long-term debt	(67,272)	(22,090)
Repayments under short-term agreements	(10,000)	-
Changes in cash overdraft position	(1,148)	(1,130)
Issuance of common stock	48,718	1,202
Dividends paid	(10,250)	(9,456)
Net cash provided by financing activities	7,539	15,670

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,760	$8,202
Income taxes	-	470

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable includes $5,773 in 2026 and $3,089 in 2025 for the construction of utility plant.

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

3.  Accounts Receivable and Unbilled Revenue

Accounts receivable are summarized in the following table:

	As of	As of
	Sep. 30, 2026	Dec. 31, 2025	Change

Accounts receivable – customers	$10,973	$8,761	$2,212
Life insurance receivable	-	1,299	(1,299)
Other receivables	262	222	40
	11,235	10,282	953
Less allowance for doubtful accounts	(2,000)	(1,710)	(290)
Accounts receivable, net	$9,235	$8,572	$663

Unbilled revenue	$4,558	$3,833	$725

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

4.  Common Stock and Earnings Per Share

Net income of $7,809 and $6,201 for the three months ended September 30, 2026 and 2025, respectively, and $20,238 and $14,891 for the nine months ended September 30, 2026 and 2025, respectively, is used to calculate both basic and diluted earnings per share.  Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted earnings per share and is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.

The following table summarizes the shares used in computing basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2026	2025	2026	2025

Weighted average common shares, basic	16,218,199	14,412,114	15,519,845	14,396,599
Effect of dilutive securities:
Employee stock-based compensation	1,153	38	525	55
Weighted average common shares, diluted	16,219,352	14,412,152	15,520,370	14,396,654

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

On March 11, 2013, the Board of Directors, or the Board, authorized a share repurchase program granting the Company authority to repurchase up to 1,200,000 shares of the Company’s common stock from time to time.  The stock repurchase program has no specific end date and the Company may repurchase shares in the open market or through privately negotiated transactions.  The Company may suspend or discontinue the repurchase program at any time.  No shares were repurchased during the three or nine months ended September 30, 2026 and 2025.  As of September 30, 2026, 618,004 shares remain authorized for repurchase.

5.  Debt

	As of	As of
	September 30, 2026	December 31, 2025

Variable Rate Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series 2008A, due 2029	$12,000	$12,000
3.00% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series A of 2019, due 2036	10,500	10,500
3.10% Pennsylvania Economic Development Financing Authority Exempt Facilities Revenue Refunding Bonds, Series B of 2019, due 2038	14,870	14,870
3.23% Senior Notes, due 2040	15,000	15,000
4.00% - 4.50% York County Industrial Development Authority Exempt Facilities Revenue Bonds, Series 2015, due 2029 – 2045	9,670	10,000
4.54% Senior Notes, due 2049	20,000	20,000
3.24% Senior Notes, due 2050	30,000	30,000
5.50% Senior Notes, due 2053	40,000	40,000
5.67% Senior Notes, due 2054	40,000	40,000
Committed Line of Credit, due September 2028	4,850	32,290
Total long-term debt	196,890	224,660
Less discount on issuance of long-term debt	(116)	(124)
Less unamortized debt issuance costs	(2,174)	(2,306)
Less current maturities	(340)	(330)
Long-term portion	$194,260	$221,900

In the third quarter of 2026, the Company renewed its committed line of credit and extended the maturity date to September 2028.  No other terms or conditions of the line of credit agreement were modified.

6.  Interest Rate Swap Agreement

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  The Company utilizes an interest rate swap agreement to effectively convert the Company’s $12,000 variable-rate debt issue to a fixed rate.  Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based ($12,000) is not exchanged.  The interest rate swap provides that the Company pays the counterparty a fixed interest rate of 3.16% on the notional amount of $12,000.  In exchange, the counterparty pays the Company a variable interest rate based on 59% of the daily simple Secured Overnight Financing Rate plus a spread adjustment of 11.448 basis points on the notional amount.  The intent is for the variable rate received from the swap counterparty to approximate the variable rate the Company pays to bondholders on its variable rate debt issue, resulting in a fixed rate being paid to the swap counterparty and reducing the Company’s interest rate risk.  The Company’s net payment rate on the swap averaged 0.94% and 0.54% for the three months ended September 30, 2026 and 2025, respectively, and 0.94% and 0.53% for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company uses regulatory accounting treatment rather than hedge accounting to defer the unrealized gains and losses on its interest rate swap.  These unrealized gains and losses are recorded as a regulatory asset or regulatory liability.  Based on current ratemaking treatment, the Company expects the unrealized gains and losses to be recognized in rates as a component of interest expense as the swap settlements occur.  Swap settlements are recorded in the income statement with the hedged item as interest expense.  Swap settlements resulted in the reclassification from regulatory assets to interest expense of $28 and $16 for the three months ended September 30, 2026 and 2025, respectively, and $84 and $48 for the nine months ended September 30, 2026 and 2025, respectively.  The overall swap result was a (gain) loss of $(151) and $1 for the three months ended September 30, 2026 and 2025, respectively, and $(276) and $170 for the nine months ended September 30, 2026 and 2025, respectively.  The Company expects to reclassify $57 before tax from regulatory assets to interest expense as a result of swap settlements over the next 12 months.

The interest rate swap agreement contains provisions that require the Company to maintain a credit rating of at least BBB- with Standard & Poor’s.  If the Company’s rating were to fall below this rating, it would be in violation of these provisions, and the counterparty to the derivative could request immediate payment if the derivative was in a liability position.  On June 30, 2026, Standard & Poor’s affirmed the Company’s credit rating at A-, with a stable outlook and adequate liquidity.  The Company’s interest rate swap was in a liability position as of September 30, 2026.  If a violation due to credit rating, or some other default provision, were triggered on September 30, 2026, the Company would have been required to pay the counterparty approximately $120.

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

		Fair Value Measurements
		at Reporting Date Using
Description	September 30, 2026	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$119	$119

Fair values are measured as the present value of all expected future cash flows based on the swap yield curve as of the date of the valuation.  These inputs to this calculation are deemed to be Level 2 inputs.  The balance sheet carrying value reflects the Company’s credit quality as of September 30, 2026.  The rate used in discounting all prospective cash flows anticipated to be made under this swap reflects a representation of the yield to maturity for 30-year debt on utilities rated A- as of September 30, 2026.  The use of the Company’s credit quality resulted in a reduction in the swap liability of $1 as of September 30, 2026.  The fair value of the swap reflecting the Company’s credit quality as of December 31, 2025 is shown in the table below.

		Fair Value Measurements
		at Reporting Date Using
Description	December 31, 2025	Significant Other Observable Inputs (Level 2)
Interest Rate Swap	$479	$479

The carrying amount of current assets and liabilities that are considered financial instruments approximates fair value as of the dates presented.  The Company’s total long-term debt, with a carrying value of $196,890 at September 30, 2026, and $224,660 at December 31, 2025, had an estimated fair value of approximately $157,000 and $207,000, respectively.  The estimated fair value of debt was calculated using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile.  These inputs to this calculation are deemed to be Level 2 inputs.  The Company recognized its credit rating in determining the yield curve and did not factor in third-party credit enhancements including the letter of credit on the 2008 Pennsylvania Economic Development Financing Authority Series A issue.

Customers’ advances for construction and note receivable had carrying values at September 30, 2026 of $29,315 and $213, respectively.  At December 31, 2025, customers’ advances for construction and note receivable had carrying values of $22,357 and $255, respectively.  The relative fair values of these amounts cannot be accurately estimated since the timing of future payment streams is dependent upon several factors, including new customer connections, customer consumption levels and future rate increases.

8.  Commitments

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allowed the Company to replace customer-owned service lines at its own initial cost.  The Company recorded the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,093 and $2,087 through September 30, 2026 and December 31, 2025, respectively, and is included as a regulatory asset.  The tariff modification expired on March 8, 2026.  The Company has filed a Lead Service Line Replacement Plan with the PPUC and is awaiting a decision.  If approved, the plan would establish the requirements for, and the associated cost recovery mechanisms related to, the future replacement of customer‑owned lead service lines.

9.  Revenue Recognition

The following table shows the Company’s operating revenues disaggregated by service and customer type.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2026	2025	2026	2025
Water utility service:
Residential	$12,870	$11,343	$36,547	$32,219
Commercial and industrial	7,021	5,592	18,884	15,742
Fire protection	1,400	1,240	4,064	3,644
Wastewater utility service:
Residential	2,295	1,695	6,400	4,891
Commercial and industrial	565	334	1,498	1,028
Billing and revenue collection services	20	18	59	61
Collection services	17	9	42	42
Other revenue	34	15	110	44
Total Revenue from Contracts with Customers	24,222	20,246	67,604	57,671
Rents from regulated property	111	115	318	345
Total Operating Revenue	$24,333	$20,361	$67,922	$58,016

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

Service Line Protection Plan
In 2026, the Company partnered with a third-party vendor that provides homeowners with repair services for domestic infrastructure and related systems.  Under this arrangement, the third-party vendor is solely responsible for administering the program and providing services to participating customers.  The Company earns a commission based on fees received by the third-party vendor from customers referred by the Company.  Commission revenue is recognized as earned in accordance with the terms of the agreement.  The Company has determined that it acts as an agent in the arrangement and therefore recognizes revenue on a net basis equal to the commission earned.  The Company began recognizing commission revenue related to this arrangement in the third quarter of 2026.  Prior to this partnership, the Company provided service line protection as a distinct and single performance obligation to water customers that chose to participate.  The transaction price was detailed in the plan’s terms and conditions and made publicly available.  There was no variable consideration.  Due to the fact that the contract included a single performance obligation, no judgment was required to allocate the transaction price.  The performance obligation was satisfied over time through the continuous provision of service line protection through a stand-ready obligation to perform.  The Company used an output method to recognize the service line protection revenue over time.  The stand-ready obligation was recognized through the passage of time.  A customer had a choice to prepay for an entire year or to pay in advance each month.  The service line protection plan had no returns or extended warranties associated with it.  No revenue was recognized from performance obligations satisfied in prior periods and no material performance obligations remained unsatisfied as of the end of the reporting period.  The Company has recognized all revenue related to this plan as of September 30, 2026.  Management does not expect this change in business operations to have a material impact on the Company's revenue, results of operations, or cash flows.

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

The PPUC permits water utilities to collect a distribution system improvement charge, or DSIC.  The DSIC allows the Company to add a charge to customers’ bills for qualified replacement costs of certain infrastructure without submitting a rate filing.  This surcharge mechanism typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period.  The DSIC is capped at 5% of base rates and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The DSIC reset to zero when the new base rates took effect March 1, 2026.  The DSIC provided revenues of $0 and $673 for the three months ended September 30, 2026 and 2025, respectively, and $279 and $1,590 for the nine months ended September 30, 2026 and 2025, respectively.

11.  Pensions

Components of Net Periodic Pension Cost

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2026	2025	2026	2025

Service cost	$130	$133	$390	$398
Interest cost	494	495	1,481	1,486
Expected return on plan assets	(815)	(767)	(2,445)	(2,301)
Amortization of prior service credit	-	(4)	-	(10)
Rate-regulated adjustment	191	143	574	427
Net periodic pension cost	$-	$-	$-	$-

Pension service cost is recorded in operating expenses. All other components of net periodic pension cost are recorded as other pension costs in other income (expenses).

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2025 that it did not expect to contribute to its pension plans in 2026.  For the nine months ended September 30, 2026, no contributions have been made.  The Company does not expect to contribute any amounts in the final quarter of 2026.

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

The following tables summarize the stock grant amounts and activity for the nine months ended September 30, 2026.

		Grant Date Weighted
	Number of Shares	Average Fair Value
Nonvested at beginning of the period	9,653	$36.11
Granted	6,804	$29.14
Vested	(5,568)	$35.55
Forfeited	(169)	$34.58
Nonvested at end of the period	10,720	$32.00

For the three months ended September 30, 2026 and 2025, the statement of income includes $43 and $41 of stock-based compensation, respectively, and related recognized tax benefits of $12 for both periods.  For the nine months ended September 30, 2026 and 2025, the statement of income includes $159 and $211 of stock-based compensation, respectively, and related recognized tax benefits of $43 and $58, respectively.  Total stock-based compensation related to nonvested awards not yet recognized is $343 at September 30, 2026, which will be recognized over the remaining three-year vesting period.

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

The Company’s effective tax rate was 11.4% and (10.4)% for the three months ended September 30, 2026 and 2025, respectively, and 1.6% and (3.3)% for the nine months ended September 30, 2026 and 2025, respectively.  The effective tax rate will vary depending on income before income taxes and the level of eligible asset improvements expensed for tax purposes under TPR each period.

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

Water service is supplied through the Company’s own distribution system.  The Company obtains the bulk of its water supply for its primary system for York and Adams Counties from both the South Branch and East Branch of the Codorus Creek, which together have an average daily flow of approximately 73.0 million gallons from a combined watershed area of approximately 117 square miles.  The Company has two reservoirs on this primary system, Lake Williams and Lake Redman, which together hold up to approximately 2.5 billion gallons of water.  The Company supplements these reservoirs with a 15-mile pipeline from the Susquehanna River to Lake Redman which provides access to an additional supply of 12.0 million gallons of untreated water per day.  The Company obtains its water supply for its system for Franklin County from the Roxbury Dam on the Conodoguinet Creek, which has an average daily flow of approximately 26.0 million gallons from a watershed area of approximately 33 square miles.  The Company has a reservoir on this system which holds up to approximately 330 million gallons of water.  The Company also owns fifteen wells which are capable of providing a safe yield of approximately 923,000 gallons per day to supply water to the customers of its groundwater satellite systems in York, Adams, and Lancaster Counties.  As of September 30, 2026, the Company’s average daily availability was 41.1 million gallons, and average daily consumption was approximately 22.6 million gallons.  The Company’s service territory had an estimated population of 214,000 as of December 31, 2025.  Industry within the Company’s service territory is diversified, manufacturing such items as fixtures and furniture, electrical machinery, food products, paper, ordnance units, textile products, air conditioning systems, laundry detergent, barbells, and motorcycles.

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

Results of Operations

Three Months Ended September 30, 2026 Compared
With Three Months Ended September 30, 2025

Net income for the third quarter of 2026 was $7,809, an increase of $1,608, or 25.9%, from net income of $6,201 for the same period of 2025.  The primary contributing factors to the increase were higher operating revenues, which were partially offset by higher operating expenses and income taxes.

Operating revenues for the third quarter of 2026 increased $3,972, or 19.5%, from $20,361 for the third quarter of 2025 to $24,333 for the corresponding 2026 period.  The primary reason for the increase was a rate increase effective March 1, 2026.  Growth in the customer base also added to revenues.  The average number of water customers served in 2026 increased as compared to 2025 by 841 customers, from 73,684 to 74,525 customers.  The average number of wastewater customers served in 2026 increased as compared to 2025 by 575 customers, from 7,115 to 7,690 customers, primarily due to acquisitions.  The increased revenues were partially offset by a $673 decrease from a lower distribution system improvement charge, or DSIC, allowed by the PPUC.  The DSIC reset to zero on March 1, 2026 when the rate order took effect.  Total per capita consumption for 2026 was approximately 3.7% lower than the same period of last year.

Operating expenses for the third quarter of 2026 increased $1,351, or 10.9%, from $12,447 for the third quarter of 2025 to $13,798 for the corresponding 2026 period.  The increase was primarily due to higher expenses of approximately $352 for wages and benefits, $216 for purchased power, $211 for wastewater treatment, $202 for the provision for uncollectible accounts, $109 for depreciation and amortization, $104 for water treatment, and $61 for insurance.  Other operating expenses increased by a net of $96.

Interest on debt for the third quarter of 2026 decreased $416, or 15.9%, from $2,615 for the third quarter of 2025 to $2,199 for the corresponding 2026 period.  The decrease was primarily due to a decrease in short-term and long-term debt outstanding.  Upon the completion of the underwritten common stock offering in April 2026, the Company repaid its term loan and line of credit.  The average debt outstanding under the short-term borrowings and line of credit was $3,129 for the third quarter of 2026 and $33,331 for the third quarter of 2025.  The weighted average interest rate on the line of credit and short-term borrowings was 4.22% for the quarter ended September 30, 2026 and 5.49% for the quarter ended September 30, 2025.

Allowance for funds used during construction increased $225, from $218 in the third quarter of 2025 to $443 in the corresponding 2026 period due to a higher volume of eligible construction.

Other income (expenses), net for the third quarter of 2026 reflects increased expense of $63 as compared to the same period of 2025.  Lower interest income of approximately $62 and higher charitable contributions of approximately $28 were offset by higher earnings on life insurance policies of approximately $30.  Other expenses increased by a net of $3.

Income tax expense for the third quarter of 2026 increased $1,588 as compared to the same period of 2025 due to higher taxable income and lower deductions for the Internal Revenue Service, or IRS, tangible property regulations, or TPR.  The Company’s effective tax rate was 11.4% for the third quarter of 2026 and (10.4)% for the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared
With Nine Months Ended September 30, 2025

Net income for the first nine months of 2026 was $20,238, an increase of $5,347, or 35.9%, from net income of $14,891 for the same period of 2025.  The primary contributing factor to the increase were higher operating revenues, which were partially offset by higher operating expenses and income taxes.

Operating revenues for the first nine months of 2026 increased $9,906, or 17.1%, from $58,016 for the nine months ended September 30, 2025 to $67,922 for the corresponding 2026 period.  The primary reason for the increase was a rate increase effective March 1, 2026.  Growth in the customer base also added to revenues.  The average number of water customers served in 2026 increased as compared to 2025 by 905 customers, from 73,443 to 74,348 customers.  The average number of wastewater customers served in 2026 increased as compared to 2025 by 613 customers, from 6,948 to 7,561 customers, primarily due to acquisitions.  The increased revenues were partially offset by a $1,311 decrease from a lower DSIC allowed by the PPUC.  The DSIC reset to zero on March 1, 2026 when the rate order took effect.  Total per capita consumption for 2026 was approximately 2.9% lower than the same period of last year.  For the remainder of the year, the Company expects revenues to increase due to the increase in rates and an increase in the number of water and wastewater customers from acquisitions and growth within the Company’s service territory.  Other regulatory actions, drought warnings or restrictions, weather patterns, and economic conditions could impact results.

Operating expenses for the first nine months of 2026 increased $4,493, or 12.2%, from $36,733 for the first nine months of 2025 to $41,226 for the corresponding 2026 period.  The increase was primarily due to higher expenses of approximately $1,060 for wages and benefits, $896 for distribution system maintenance, $555 for purchased power, $510 for wastewater treatment, $449 for the provision for uncollectible accounts, $352 for depreciation and amortization, $313 for insurance, and $128 for water treatment.  Other operating expenses increased by a net of $230.  For the remainder of the year, the Company expects depreciation and amortization expense to continue to rise due to additional investment in utility plant, and other expenses to increase as costs to treat water and wastewater, and to maintain and extend the distribution system, continue to rise.  Weather patterns could further increase operating expenses.

Interest on debt for the first nine months of 2026 decreased $359 or 4.8%, from $7,555 for the first nine months of 2025 to $7,196 for the corresponding 2026 period.  The decrease was primarily due to a decrease in short-term and long-term debt outstanding.  The average debt outstanding under the short-term borrowings and line of credit was $19,553 for the first nine months of 2026 and $26,137 for the first nine months of 2025.  The weighted average interest rate on the line of credit was 4.34% for the nine months ended September 30, 2026 and 5.49% for the nine months ended September 30, 2025.  Interest expense for the remainder of the year is expected to increase due to continued borrowings under the line of credit.

Allowance for funds used during construction increased $455, from $594 in the first nine months of 2025 to $1,049 in the corresponding 2026 period due to a higher volume of eligible construction.  Allowance for funds used during construction for the remainder of the year is expected to increase based on a projected increase in the amount of eligible construction.

Other income (expenses), net for the first nine months of 2026 reflects increased expenses of $68 as compared to the same period of 2025.  Lower interest income of approximately $62 and higher charitable contributions of approximately $48 were offset by higher earnings on life insurance policies of approximately $46.  Other expenses increased by a net of $4. For the remainder of the year, other income (expenses) will be largely determined by the change in market returns and discount rates for retirement programs and related assets.

Income tax expense for the first nine months of 2026 increased $804 as compared to the same period of 2025 due to higher taxable income partially offset by higher deductions for the IRS TPR.  The Company’s effective tax rate was 1.6% for the first nine months of 2026 and (3.3)% for the first nine months of 2025.  The Company’s effective tax rate for the remainder of 2026 will be largely determined by taxable income and the level of eligible asset improvements expensed for tax purposes under IRS TPR each period.  The Company expects taxable income and the level of eligible asset improvements to increase the effective tax rate in the remainder of the year.

Rate Matters

See Note 10 to the financial statements included herein for a discussion of rate matters.

The Company does not expect to collect a DSIC or file a rate increase request in 2026.

Acquisitions and Growth

 On September 14, 2026, the Company signed an agreement to purchase the wastewater collection and treatment assets of Paradise Township Sewer Authority in Paradise Township, Lancaster County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2027 at which time the Company will add approximately 700 wastewater customers.

On August 27, 2026, the Company signed an agreement to purchase the wastewater collection and treatment assets of Paradise Homes Community in Paradise Township, York County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the second half of 2027 at which time the Company will add approximately 90 wastewater customers.

On December 23, 2025, the Company signed an agreement to purchase the water assets of Lenwood Management, LLC in Southampton Township, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first half of 2027 at which time the Company will add approximately 90 water customers.

On December 11, 2025, the Company signed an agreement to purchase the water assets of Mt. Rock Manor Management, LLC in Southampton Township, Franklin County, Pennsylvania.  Completion of the acquisition is contingent upon receiving approval from all required regulatory authorities.  Closing is expected in the first half of 2027 at which time the Company will add approximately 140 water customers.

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

Capital Expenditures

For the nine months ended September 30, 2026, the Company invested $36,233 in construction expenditures for main extensions, wastewater treatment plant construction, and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company was able to fund construction expenditures using internally-generated funds, line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions from developers, municipalities, customers, or builders.

The Company anticipates construction expenditures for the remainder of 2026 of approximately $11,800 exclusive of any potential acquisitions not yet approved.  In addition to routine transmission and distribution projects, a portion of the anticipated expenditures will be for additional main extensions and an upgrade to the enterprise software system, as well as various replacements and improvements to infrastructure and routine items.  The Company intends to use primarily internally-generated funds for its anticipated construction and fund the remainder through line of credit borrowings, proceeds from its stock purchase plans and customer advances and contributions.  Customer advances and contributions are expected to account for between 5% and 10% of funding requirements during the remainder of 2026.  The Company believes it will have adequate credit facilities and access to the capital markets, if necessary, during 2026 and 2027, to fund anticipated construction and acquisition expenditures.

Liquidity and Capital Resources

Cash
The Company manages its cash through a cash management account that is directly connected to its line of credit.  Excess cash generated automatically pays down outstanding borrowings under the line of credit arrangement.  If there are no outstanding borrowings, the cash is used as an earnings credit to reduce banking fees.  Likewise, if additional funds are needed beyond what is generated internally for payroll, to pay suppliers, to fund capital expenditures, or to pay debt service, funds are automatically borrowed under the line of credit.  As of September 30, 2026, the Company borrowed $4,850 on its line of credit and incurred a cash overdraft on its cash management account of $688.  The cash management facility connected to the line of credit is expected to provide the necessary liquidity and funding for the Company’s operations, capital expenditures, and acquisitions for the foreseeable future.

Accounts Receivable
The accounts receivable balance tends to follow the change in revenues but is also affected by the timeliness of payments by customers and the level of the reserve for doubtful accounts.  In the three months ended September 30, 2026, higher revenue levels as compared to the three months ended December 31, 2025, resulted in an increase in accounts receivable – customers.A reserve is maintained at a level considered adequate to provide for expected credit losses.  Expected credit losses are based on historical write-offs combined with an evaluation of current conditions and reasonable and supportable forecasts including inactive accounts with outstanding balances, the aging of balances in payment agreements, adverse situations that may affect a customer’s ability to pay, economic conditions, and other relevant factors applied to the current aging of receivables.  Customer accounts are written off when collection efforts have been exhausted.  If the status of the evaluated factors deteriorate, the Company may incur additional expenses for uncollectible accounts and experience a reduction in its internally-generated funds.

Internally-generated Funds
The amount of internally-generated funds available for operations and construction depends on the Company’s ability to obtain timely and adequate rate relief, changes in regulations including taxes, customers’ water usage, weather conditions, customer growth and controlled expenses.  During the first nine months of 2026, the Company generated $27,823 internally from operations as compared to the $21,432 it generated during the first nine months of 2025.  The increase was primarily due to higher net income.

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

Common stockholders’ equity as a percent of the total capitalization was 60.3% as of September 30, 2026, compared with 51.7% as of December 31, 2025.  Based on the equity percentage falling to near fifty percent, the Company completed the underwritten common stock offering, increasing equity as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward until it approaches fifty percent before considering additional equity.  It is the Company’s general intent to target equity between fifty and fifty-five percent of total capitalization.

The Company has the ability to issue approximately $10,000 of additional shares of its common stock or debt securities remaining under an effective “shelf” Registration Statement on Form S-3 on file with the Securities and Exchange Commission subject to market conditions at the time of any such offering.

Credit Line
Historically, the Company has borrowed under its line of credit before refinancing with long-term debt or equity capital.  As of September 30, 2026, the Company maintained an unsecured line of credit in the amount of $50,000 at an interest rate of the Secured Overnight Financing Rate plus 1.17% with an unused commitment fee and an interest rate floor.  The Company had $4,850 in borrowings under its line of credit as of September 30, 2026.  The interest rate on the line of credit borrowings as of September 30, 2026 was 4.85%.  In the third quarter of 2026, the Company renewed its committed line of credit and extended the maturity date to September 2028.  No other terms and conditions of the line of credit agreement were modified.

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

The Company’s total long-term debt as a percentage of the total capitalization, defined as total common stockholders’ equity plus total long-term debt, was 39.7% as of September 30, 2026, compared with 48.3% as of December 31, 2025.  Based on the debt percentage nearly reaching fifty percent, the Company completed an underwritten common stock offering in April 2026 and repaid its line of credit, decreasing long-term debt as a percentage of total capitalization.  The Company expects to use long-term debt for its future financing needs and allow the debt percentage to trend upward.  A debt to total capitalization ratio between forty-five and fifty percent has historically been acceptable to the PPUC in rate filings.

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

The Company has determined there are no uncertain tax positions that require recognition as of September 30, 2026.

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

Environmental Matters

The Company was granted approval by the PPUC to modify its tariff to include the cost of the annual replacement of up to 400 lead customer-owned service lines over nine years from the date of the agreement.  The tariff modification allowed the Company to replace customer-owned service lines at its own initial cost.  The Company recorded the costs as a regulatory asset to be recovered in future base rates to customers, over a four-year period.  The cost for the customer-owned lead service line replacements was approximately $2,093 and $2,087 through September 30, 2026 and December 31, 2025, respectively, and is included as a regulatory asset.  The tariff modification expired on March 8, 2026.  The Company has filed a Lead Service Line Replacement Plan with the PPUC and is awaiting a decision.  If approved, the plan would establish the requirements for, and the associated cost recovery mechanisms related to, the future replacement of customer‑owned lead service lines.

Labor Relations

The prior union contract expired on April 30, 2026. Management and the union leadership agreed to a new contract, which was ratified in August 2026 and expires April 30, 2029.

Drought

As of October 2, 2026, Pennsylvania state officials maintained a drought watch for five counties in Pennsylvania, including Franklin County within the Company’s service territory.  All remaining counties in Pennsylvania, including York, Adams, and Lancaster Counties within the Company’s service territory, are in normal status.  The watch calls for a voluntary reduction in nonessential water use of 5 to 10 percent.  This measure could potentially impact future revenues, operating expenses, and net income depending on the length and severity of the dry conditions.

Critical Accounting Estimates

The methods, estimates, and judgments the Company used in applying its accounting policies have a significant impact on the results reported in its financial statements.  The Company’s accounting policies require management to make subjective judgments because of the need to make estimates of matters that are inherently uncertain.  The Company’s most critical accounting estimates include regulatory assets and liabilities, revenue recognition, accounting for its pension plans, and income taxes.  There has been no significant change in accounting estimates or the method of estimation during the quarter ended September 30, 2026.

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

During the quarter ended September 30, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE YORK WATER COMPAN

/s/ Joseph T. Hand
Date: November 6, 2026	Joseph T. Hand Principal Executive Officer

/s/ Matthew E. Poff
Date: November 6, 2026	Matthew E. Poff Principal Financial and Accounting Officer